Form 10-Q
period 2020-06-30
10x Genomics, Inc.
filed 2020-08-12
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-39035

10x Genomics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-5614458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6230 Stoneridge Mall Road
Pleasanton, California	94588
(Address of principle executive offices)	(Zip Code)
(925) 401-7300
(Registrant’s telephone number, including area code)
_____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2020, the registrant had 72,144,394 shares of Class A common stock, $0.00001 par value per share, outstanding and 28,214,496 shares of Class B common stock, $0.00001 par value per share, outstanding.

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
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “10x” and similar references refer to 10x Genomics, Inc. and our subsidiaries.
Channels for Disclosure of Information

Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts, https://twitter.com/10xGenomics, https://www.facebook.com/10xGenomics/ and
https://www.linkedin.com company/10xgenomics/). We use these channels to communicate with our customers and the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$339,840	$424,166
Restricted cash	57,849	—
Accounts receivable, net	22,726	33,371
Inventory	21,758	15,270
Prepaid expenses and other current assets	9,411	8,033
Total current assets	451,584	480,840
Property and equipment, net	55,930	48,821
Restricted cash	6,001	52,327
Operating lease right-of-use assets	43,137	—
Other assets	26,150	23,935
Total assets	$582,802	$605,923
Liabilities and stockholders’ equity
Current liabilities:
Accrued contingent liabilities	$75,176	$—
Accounts payable	9,916	13,028
Accrued compensation and related benefits	10,276	12,394
Accrued expenses and other current liabilities	19,442	24,448
Term loans, current portion	—	9,882
Deferred revenue, current	3,432	3,297
Operating lease liabilities	3,938	—
Total current liabilities	122,180	63,049
Term loans, noncurrent portion	—	19,837
Accrued contingent liabilities	—	68,658
Accrued license fee, noncurrent	11,223	16,251
Deferred rent, noncurrent	—	16,120
Operating lease liabilities, noncurrent	55,228	—
Other noncurrent liabilities	2,902	1,925
Total liabilities	191,533	185,840
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized and 100,259,182 shares issued and outstanding as of June 30, 2020; 1,100,000,000 shares authorized and 96,241,596 shares issued and outstanding as of December 31, 2019	2	2
Additional paid-in capital	714,630	682,494
Accumulated deficit	(323,677)	(262,367)
Accumulated other comprehensive gain (loss)	314	(46)
Total stockholders’ equity	391,269	420,083
Total liabilities and stockholders’ equity	$582,802	$605,923
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$42,905	$55,819	$114,810	$109,397
Cost of revenue	10,052	15,006	25,160	28,971
Gross profit	32,853	40,813	89,650	80,426
Operating expenses:
Research and development	27,535	18,034	53,527	32,999
Selling, general and administrative	44,416	32,571	94,803	59,464
Accrued contingent liabilities	322	570	624	1,360
Total operating expenses	72,273	51,175	148,954	93,823
Loss from operations	(39,420)	(10,362)	(59,304)	(13,397)
Other income (expense):
Interest income	125	242	1,443	505
Interest expense	(306)	(695)	(968)	(1,379)
Other expense (income), net	(144)	5	(240)	(141)
Loss on extinguishment of debt	—	—	(1,521)	—
Total other expense	(325)	(448)	(1,286)	(1,015)
Loss before provision for income taxes	(39,745)	(10,810)	(60,590)	(14,412)
Provision for income taxes	422	68	720	102
Net loss	$(40,167)	$(10,878)	$(61,310)	$(14,514)
Other comprehensive income:
Foreign currency translation adjustment	355	27	360	3
Comprehensive loss	$(39,812)	$(10,851)	$(60,950)	$(14,511)
Net loss per share, basic and diluted	$(0.41)	$(0.70)	$(0.63)	$(0.96)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	98,978,283	15,568,419	97,903,687	15,187,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	96,241,596	$2	$682,494	$(262,367)	$(46)	$420,083
Issuance of Class A common stock upon exercise of stock options	—	—	1,903,612	—	3,283	—	—	3,283
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	122	—	—	122
Stock-based compensation	—	—	—	—	6,718	—	—	6,718
Net loss	—	—	—	—	—	(21,143)	—	(21,143)
Other comprehensive income	—	—	—	—	—	—	5	5
Balance as of March 31, 2020	—	—	98,145,208	2	692,617	(283,510)	(41)	409,068
Issuance of Class A common stock related to equity awards	—	—	2,113,974	—	8,051	—	—	8,051
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	42	—	—	42
Stock-based compensation	—	—	—	—	13,920	—	—	13,920
Net loss	—	—	—	—	—	(40,167)	—	(40,167)
Other comprehensive income	—	—	—	—	—	—	355	355
Balance as of June 30, 2020	—	$—	100,259,182	$2	$714,630	$(323,677)	$314	$391,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(Unaudited)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	67,704,278	$243,244	14,549,801	$1	$11,165	$(231,116)	$(37)	$(219,987)
Issuance of Class A common stock upon exercise of stock options	—	—	898,858	—	923	—	—	923
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	72	—	—	72
Stock-based compensation	—	—	—	—	1,359	—	—	1,359
Net loss	—	—	—	—	—	(3,636)	—	(3,636)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Balance as of March 31, 2019	67,704,278	243,244	15,448,659	1	13,519	(234,752)	(61)	(221,293)
Issuance of Class A common stock upon exercise of stock options	—	—	696,723	—	1,082	—	—	1,082
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	89	—	—	89
Stock-based compensation	—	—	—	—	3,025	—	—	3,025
Net loss	—	—	—	—	—	(10,878)	—	(10,878)
Other comprehensive income	—	—	—	—	—	—	27	27
Balance as of June 30, 2019	67,704,278	$243,244	16,145,382	$1	$17,715	$(245,630)	$(34)	$(227,948)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(61,310)	$(14,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,502	2,180
Stock-based compensation expense	20,573	4,384
Loss on disposal of property and equipment	1	614
Loss on extinguishment of debt	1,521	—
Accretion of discount on term loan	17	46
Amortization of right-of-use assets	2,226	—
Changes in operating assets and liabilities:
Accounts receivable	10,646	1,360
Inventory	(6,488)	(3,755)
Prepaid expenses and other current assets	(1,706)	(7,642)
Other assets	(2,966)	(73)
Accounts payable	(2,810)	(986)
Accrued compensation and other related benefits	(2,097)	(645)
Deferred revenue	492	390
Accrued contingent liabilities	6,518	17,255
Accrued expenses and other current liabilities	3,100	2,978
Deferred rent, noncurrent	—	11,690
Operating lease liability	(1,986)	—
Other noncurrent liabilities	(4,327)	119
Net cash (used in) provided by operating activities	(32,094)	13,401
Investing activities:
Purchases of property and equipment	(14,818)	(22,508)
Net cash used in investing activities	(14,818)	(22,508)
Financing activities:
Payments on financing arrangement	(5,846)	—
Payments on term loans	(31,256)	—
Deferred offering costs	—	(1,946)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	11,334	2,005
Net cash (used in) provided by financing activities	(25,768)	59
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(123)	2
Net decrease in cash, cash equivalents, and restricted cash	(72,803)	(9,046)
Cash, cash equivalents, and restricted cash at beginning of period	476,493	70,088
Cash, cash equivalents, and restricted cash at end of period	$403,690	$61,042
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,670	$1,134
Cash paid for taxes	$160	$22
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,454	$9,679
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,558	$—
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$1,142
Debt discount in accrued expenses and other current liabilities	$—	$58
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
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheets at December 31, 2019 have been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates.
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
2. Summary of Significant Accounting Policies
During the three and six months ended June 30, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described below under “Recently Adopted Accounting Pronouncements.”
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
Level 1: Quoted prices in active markets for identical instruments
Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)
Cash and cash equivalents are comprised of money market funds and cash. Money market funds are highly liquid investments which are actively traded and are comprised of United States government securities. The pricing information for the Company’s money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of June 30, 2020 and December 31, 2019, the Company held $324.7 million and $398.5 million in money market funds, respectively, with no unrealized gains or losses.
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded for the three and six-month periods ended June 30, 2020 and 2019.

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
Stock-Based Compensation
The Company’s stock-based compensation relates to stock options, restricted stock units (“RSUs”) and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards are based on their grant date fair value. The Company determines the fair value of RSUs based on the closing value of its stock price listed on Nasdaq at the date of the grant. The Company estimates the fair value of stock option awards granted to employees and directors on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842). This standard requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. On January 1, 2020, the Company early adopted Topic 842 using the optional transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the three and six months ended June 30, 2020 are presented under the guidance in Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840 – Leases.
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
In November 2019, the FASB issued ASU 2019-8, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The Company early adopted this standard on January 1, 2020, which did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company early adopted this standard on a prospective basis effective January 1, 2020. As a result of the adoption of this standard, during the three and six months ended June 30, 2020, the Company capitalized $1.3 million and $2.7 million, respectively, of implementation costs for enterprise resource planning and related software. These costs are recorded within other assets in the condensed consolidated balance sheets.
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

3. Other Financial Statement Information
Inventory
Inventory was comprised of the following as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Purchased materials	$8,175	$6,436
Work in progress	6,403	3,996
Finished goods	7,180	4,838
Inventory	$21,758	$15,270
Intangible Assets, Net
Intangible assets, net, which are recorded within other assets in the condensed consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2020				December 31, 2019
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	14.2	$22,504	$(1,207)	$21,297	14.7	$22,504	$(440)	$22,064
Customer relationships	5.4	204	(46)	158	5.9	204	(32)	172
Trademarks	1.4	204	(108)	96	1.9	204	(74)	130
Total intangible assets, net		$22,912	$(1,361)	$21,551		$22,912	$(546)	$22,366
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2020 (excluding the six months ended June 30, 2020)	$815
2021	1,625
2022	1,562
2023	1,533
2024	1,503
Thereafter	14,513
Total	$21,551
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related costs	$2,405	$470
Employee stock purchase program liability	1,114	1,862
Accrued bonus	2,828	6,154
Accrued commissions	1,845	2,473
Other	2,084	1,435
Accrued compensation and related benefits	$10,276	$12,394

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Accrued legal expenses	$2,894	$4,375
Accrued license fee	5,575	6,183
Accrued royalties for licensed technologies	980	2,025
Accrued property and equipment	2,149	3,885
Accrued consulting	2,137	1,173
Product warranties	345	467
Customer deposits	925	1,304
Taxes payable	954	1,087
Other	3,483	3,949
Accrued expenses and other current liabilities	$19,442	$24,448
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Beginning of period	$467	$804
Additions charged to cost of revenue	197	741
Repairs and replacements	(319)	(1,078)
End of period	$345	$467
Revenue and Deferred Revenue
As of June 30, 2020, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium instruments, was $4.6 million, of which approximately 74% is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $4.6 million and $4.1 million as of June 30, 2020 and December 31, 2019, respectively, consisted of deferred revenue related to extended warranty service agreements, and as of June 30, 2020, the short-term portion was $3.4 million. Revenue recorded during the three and six months ended June 30, 2020 included $1.1 million and $2.1 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2019. Contract assets as of June 30, 2020 and December 31, 2019 were not material.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Instruments	$7,291	$8,302	$16,432	$15,150
Consumables	34,164	46,538	95,592	92,389
Services	1,450	979	2,786	1,858
Total revenue	$42,905	$55,819	$114,810	$109,397

The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$20,261	$32,946	$59,993	$61,455
Europe, Middle East and Africa	11,715	12,243	24,873	24,498
China	7,628	7,293	18,625	15,407
Asia-Pacific[1]	3,301	3,337	11,319	8,037
Total revenue	$42,905	$55,819	$114,810	$109,397
1 Asia-Pacific excludes China which is disclosed separately.
Revenue for the United States, which is included in North America in the table above, was 45% and 53% of consolidated revenue for the three months ended June 30, 2020 and 2019, respectively, and 50% and 57% of consolidated revenue for the six months ended June 30, 2020 and 2019, respectively.
4. Debt
In September 2016, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (as amended and restated in February 2018 and as further amended, restated or supplemented from time to time, the “Loan and Security Agreement”), which included a term loan and revolving line of credit. On February 20, 2020, the Company prepaid the remaining balance of the term loan and all associated costs. The final payment of $30.5 million included $28.3 million for the outstanding principal balance of the term loan, $1.8 million for an end of term payment, $0.3 million for early termination fees and $0.1 million for interest. The prepayment resulted in a loss on extinguishment of debt of $1.5 million. The non-accreted portion of the end of term payment, unamortized discounts and early termination fees were included in the calculation of the loss on extinguishment of debt.
The revolving line of credit continued to be in effect until its termination at the election of the Company on June 18, 2020. Prior to its termination, the revolving line of credit provided the Company with credit of up to $25.0 million through December 2022. The amount available on the revolving line of credit was based on 80% of eligible receivables and was subject to a borrowing base calculation. Principal amounts outstanding under the revolving line of credit accrued interest at a floating per annum rate equal to the greater of The Wall Street Journal prime rate plus 0.25% or 4.5% and were repayable monthly. Upon termination of the revolving line of credit and the Loan and Security Agreement on June 18, 2020, the Company incurred termination fees of $0.3 million. As of June 18, 2020 and December 31, 2019, there were no balances outstanding under the revolving line of credit.
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
The Company performed evaluations of these contracts and determined them to be operating leases. For the three and six months ended June 30, 2020, the Company incurred $2.1 million and $4.0 million, respectively, of operating lease costs. The Company also incurred $0.1 million and $0.2 million, respectively, of variable lease costs for the three and six months ended June 30, 2020. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 was $3.1 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

The maturity of the Company’s operating lease liabilities as of June 30, 2020 is as follows (in thousands):

Operating Leases
2020 (excluding the six months ended June 30, 2020)	$3,142
2021	8,876
2022	7,935
2023	8,083
2024	7,837
Thereafter	42,575
Total lease payments	$78,448
Less: imputed interest	(19,282)
Present value of operating lease liabilities	$59,166
Operating lease liabilities, current	$3,938
Operating lease liabilities, noncurrent	$55,228
The following table summarizes additional information related to operating leases as of June 30, 2020:

Weighted-average remaining lease term:
Operating leases	9.0 years
Weighted-average discount rate:
Operating leases	6.2%
The Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2019 are as follow (in thousands):

Rent Payments
2020	$6,247
2021	7,581
2022	6,794
2023	6,947
2024	7,064
Thereafter	38,346
Total minimum lease payments	$72,979
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. Amongst other matters, the Company is currently a defendant in the lawsuits and proceedings described below. In these matters, the plaintiffs are seeking damages and injunctions of sales of the Company's products amongst other remedies. Other than with respect to the 2015 Delaware Action, losses are not probable or estimable for the lawsuits and proceedings described below.
The 2015 Delaware Action
In February 2015, Raindance Technologies, Inc. (“Raindance”) and the University of Chicago filed suit against the Company in the U.S. District Court for the District of Delaware, accusing the Company’s legacy GEM products of infringing certain U.S. patents owned by or exclusively licensed to Raindance (the "2015 Delaware Action"). In May 2017, Bio-Rad Laboratories, Inc. (“Bio-Rad”) was substituted as the plaintiff following its acquisition of Raindance. A jury trial was held in November 2018. The jury found that the accused legacy GEM products infringed U.S. Patent Nos. 8,304,193, 8,329,407 and 8,889,083. The jury also concluded that the Company's infringement was willful and awarded Bio-Rad approximately $24 million in damages through June 30, 2018. The Company appealed the jury verdict. Post-trial, Bio-Rad moved for a permanent injunction, treble damages for willful infringement, attorneys’ fees, supplemental damages for the period from the second quarter of 2018 through the end of the trial as well as pre- and post-judgment interest.
In response to the jury award, the Company established an accrual of $30.6 million as of December 31, 2018, which was recorded as an operating expense on the condensed consolidated statement of operations for the year ended December 31, 2018. Additionally, beginning in the fourth quarter of 2018, the Company also began recording an accrual for estimated royalties to Bio-Rad as a cost of revenue on the condensed consolidated statements of operations based on an estimated royalty rate of 15% of sales of the Company’s Chromium instruments operating its legacy GEM microfluidic chips and associated consumables. As a result, the Company recorded $7.4 million of royalties for the fourth quarter of 2018. As of December 31, 2018, the Company recorded a total accrual of $38 million related to this matter which represented the jury award plus the Company’s estimate of additional damages for the period from June 30, 2018 to the trial date in November 2018 and the royalties accrued in the fourth quarter of 2018.
In July 2019, the Court awarded supplemental damages for the period from June 30, 2018 through the end of the trial in November 2018 and established the interest rates for pre- and post-judgment interest, which when combined with the original award, resulted in a $35 million preliminary judgment in favor of Bio-Rad for damages through November 2018 and interest. During the three and six months ended June 30, 2020 and 2019, the Company recorded royalties of $1.5 million and $5.9 million, and $8.0 million and $15.9 million respectively, as a cost of revenue and an additional $0.3 million and $0.6 million, and $0.6 million and $1.4 million, respectively, during the three and six months ended June 30, 2020 and 2019, as an operating expense for estimated pre- and post-judgment interest. The Company’s accrual of $75.2 million as of June 30, 2020 is comprised of the preliminary judgment, along with the Company’s estimate of additional royalties and interest for the period from November 2018 through June 30, 2020. To date the Company has not made any payments related to the judgment or royalties. In July 2019, the Court denied Bio-Rad’s other post-trial requests such as attorneys’ fees and enhanced damages for willful infringement.
In July 2019, the Court also granted Bio-Rad a permanent injunction against the Company’s legacy GEM microfluidic chips and associated consumables that were found to infringe the Bio-Rad patents, which historically constituted a significant amount of the Company’s product sales. However, under the injunction, the Company is permitted to continue to sell its legacy GEM microfluidic chips and associated consumables for use with its historical installed base of instruments provided that the Company pay into escrow a royalty of 15% of the Company’s net revenue related to such sales occurring after August 28, 2019. The amounts will be held in escrow until the conclusion of the Company’s appeal.
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
On October 10, 2019, the Court denied the Company’s motion to decrease the bond amount, and, without addressing Bio-Rad’s request to increase the bond amount, stayed any execution or enforcement of the judgment until the completion of appeal, and for thirty days thereafter. The Company appealed the Court's judgment including the injunction to the Federal Circuit.
In August 2020, the Federal Circuit issued its opinion in the Company's appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by the Company's legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to the Company's legacy GEM products. The Federal Circuit vacated the injunction with respect to the Company's Single Cell CNV and Linked-Read products but affirmed the injunction with respect to the Company's other legacy GEM products. The Company intends to further appeal this decision. Unless that appeal is successful, the Company will be required to pay the judgment, interest and the amount (if any) of additional royalties ordered by the Court. It will be up to the Court to determine whether additional post-judgment royalties apply and in what amount, which the Company expects the Court to finalize once appeals are completed. The Company has accrued $75.2 million as of June 30, 2020 related to this matter which is classified within current liabilities in its condensed consolidated balance sheets as of this date. Restricted cash of $57.8 million, classified within current assets in the Company's condensed consolidated balance sheets as of June 30, 2020 serves as collateral for a bond and royalties in connection with the Bio-Rad litigation and would be used to partially satisfy this payment.

The ITC 1068 Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC filed a complaint against the Company in the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, accusing substantially all of the Company’s Chromium products of infringing certain asserted patents (the “ITC 1068 Action”). In September 2018, the judge found that the Company’s legacy GEM microfluidic chips infringe certain of the asserted patents, but also that the Company’s gel bead manufacturing microfluidic chip and Next GEM microfluidic chip do not infringe any claim asserted against them (the “Initial Determination”). The judge recommended entry of an exclusion order preventing the Company from importing its legacy GEM microfluidic chips and a cease and desist order that would prevent the Company from selling such imported chips.
On December 18, 2019, the ITC issued its final determination in the ITC 1068 Action (the “Final Determination”). The Final Determination affirmed the Initial Determination that the Company’s Next GEM microfluidic chips and gel bead manufacturing microfluidic chips do not infringe any of the claims asserted against them. The Final Determination also affirmed the ruling that the Company’s legacy GEM microfluidic chips infringe the ‘664, ‘682 and ‘635 patents but not the ‘160 patent. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation of the legacy GEM microfluidic chips into the United States and (2) a cease and desist order preventing the Company from selling such imported legacy GEM microfluidic chips in the United States. The ITC expressly allowed the importation and sale of the legacy GEM microfluidic chips for use by researchers who were using such chips as of December 18, 2019, and who have a documented need to continue receiving such chips for a specific current ongoing research project for which that need cannot be met by any alternative product. The Final Determination was subject to a 60-day presidential review period. During the presidential review period, the Company was permitted to continue importation and sales of the legacy GEM microfluidic chips subject to payment of a bond of three (3) percent of the entered value of the accused microfluidic chips.
The Company and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of the Company's gel bead manufacturing chips, but not with respect to non-infringement of the Company's Next GEM microfluidic chips. The Company has appealed the Final Determination with respect to infringement of the Company's legacy GEM microfluidic chips. The Company expects oral arguments to be held around the first quarter of 2021 and a decision around mid-2021.
The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against the Company in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe certain patents in addition to the patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against the Company's Next GEM products. In August 2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents. The Company believes that this lawsuit is without merit and intends to vigorously defend itself.
The Germany Action
On July 31, 2017, Bio-Rad filed suit against the Company in Germany in the Munich Region Court alleging that the Company infringed a European patent. Bio-Rad dismissed this action in August 2018.
On February 13, 2018, Bio-Rad filed suit against the Company in Germany in the Munich Region Court alleging that its Chromium instruments, legacy GEM microfluidic chips and certain accessories infringe a German utility model. Bio-Rad seeks unspecified damages and an injunction prohibiting sales of these products in Germany and requiring the Company to recall these products sold in Germany subsequent to February 11, 2018. An initial hearing was held on November 27, 2018, and a subsequent hearing was held on May 15, 2019. The Court issued a ruling on November 20, 2019. The Court ruled that the Company’s legacy GEM microfluidic chips, as well as certain Chromium instruments and accessories used with legacy GEM microfluidic chips, infringed the German Utility Model. The Court issued an injunction with respect to such legacy GEM microfluidic chips, Chromium instruments and accessories used with such systems, prohibiting among other things the sale of these products in Germany and the importation of such products into Germany. The Court found that the Company is obligated to compensate Bio-Rad for unspecified damages and required that these products be recalled from distribution channels in Germany. The Court further found that the Company has to bear the statutory costs of the legal dispute in a minimum amount of at least 61,000 Euros. The Company has accrued the 61,000 Euros for statutory costs in the condensed consolidated balance sheet as of June 30, 2020. The Company is unable to estimate any additional potential exposure related to the matter beyond the statutory costs that have been accrued. The Court’s ruling did not address the Company’s Next GEM products, which were not accused in this action and which constitute substantially all of the Company’s Chromium sales in Germany. The Company appealed the Court’s ruling.
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, the Company paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. The Company expects the Higher Court to rule on the merits around the end of 2020.
The 2018 Delaware Action
On October 25, 2018, Bio-Rad filed suit against the Company in the U.S. District Court for the District of Delaware alleging that substantially all of the Company’s Chromium products, including our legacy GEM products and Next GEM products, infringe U.S. Patent Nos. 9,562,837 and 9,896,722. Bio-Rad seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees.
In October 2019, the Company filed four petitions for inter partes review (“IPR”) challenging the validity of both asserted patents. On April 27, 2020, the Patent Trials and Appeals Board (“PTAB”) instituted review on all four of these petitions. A final written decision is expected from the PTAB in April 2021.
In June 2020, the Court completely stayed the District of Delaware litigation pending resolution of the IPRs before the PTAB.
The Massachusetts Action
On September 11, 2019, Bio-Rad filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s Next GEM products infringe certain claims of U.S. Patent No. 8,871,444. On November 5, 2019, Bio-Rad amended the complaint to additionally allege that the Company’s Next GEM products infringe certain claims of U.S. Patent Nos. 9,919,277 and 10,190,115. The ‘444 and ‘277 patents are exclusively licensed by Bio-Rad from Harvard University, which subsequently joined the suit as a party plaintiff. Bio-Rad is seeking damages and an injunction against the Company's Next GEM products amongst other remedies. The ‘444 and ‘277 patents are projected to expire in October 2024.
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

Discovery is ongoing. A Markman hearing is expected in September 2020. In July 2020, the Court set a trial date for Bio-Rad's patent claims and the Company's patent counterclaims in April 2021 and set a trial date for the Company's antitrust counterclaims in July 2021.
In June 2020, the Company filed two petitions for IPR challenging the validity of the '444 patent. The Company expects the PTAB to issue a decision on institution of these IPR petitions in the first quarter of 2021.
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
In October 2019, the Company entered into a settlement and patent cross license agreement (the “BD Agreement”) with the BD Entities. The BD Agreement resolved all outstanding patent litigation between the parties (the “BD Litigation”), which was dismissed with prejudice on October 21, 2019. Under the terms of the BD Agreement, the BD Entities granted the Company and its affiliates, and the Company granted BD and its affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to molecular barcoding and single cell analysis, including to all the patents asserted in the BD Litigation. The Company is required to make an aggregate payment of $25.0 million to BD in annual amounts of $6.25 million over four years beginning in January 2020 in connection with the BD Agreement. Upon execution of the BD Agreement, the fair value of these payments was recognized as a liability and is classified as accrued expenses and other current liabilities and accrued license fee, noncurrent on the Company’s condensed consolidated balance sheet as of June 30, 2020. As part of the BD Agreement, each party, on behalf of itself and its affiliates, has also entered into a covenant not to sue in certain fields related to each company’s products. The companies have also agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the BD Agreement. The Company considers this matter closed.
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
6. Capital Stock
As of June 30, 2020, Class A common stock and Class B common stock issued and outstanding was 70,394,686 shares and 29,864,496 shares, respectively. During the three and six months ended 2020, 13,630,921 and 45,404,934, respectively, shares of Class B common stock were converted to shares of Class A common stock upon the election of the holders of such shares.
7. Equity Incentive Plans
Amended and Restated 2012 Stock Plan
As of June 30, 2020, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards is 11,186,338. Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan.
2019 Omnibus Incentive Plan
As of June 30, 2020, the number of shares of Class A common stock under the 2019 Omnibus Incentive Plan which includes shares issued or issuable in connection with currently or previously outstanding awards and shares available for issuance in connection with grants of future awards is 11,000,000. As of June 30, 2020, of these 11,000,000 shares: 40,999 shares have been issued in connection with previously outstanding awards; 2,951,250 shares are issuable in connection with outstanding awards; and 8,007,751 shares are available for issuance in connection with grants of future awards.

2019 Employee Stock Purchase Plan
A total of 2,000,000 shares of Class A common stock were reserved for issuance under the ESPP at the time the ESPP was adopted in 2019. The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. Shares purchased under the ESPP are subject to a one-year holding period following the purchase date.
During the three months ended June 30, 2020, 118,218 shares of Class A common stock were issued under the ESPP. No shares of Class A common stock were issued under the ESPP during 2019 or during the three months ended March 31, 2020. As of June 30, 2020, there were 1,881,782 shares available for issuance in connection with the current and future offering periods under the ESPP.
The assumptions used and the resulting weighted-average fair value per share for stock purchased under the ESPP during the three months ended June 30, 2020 were as follows:

Risk-free interest rate	1.85%
Expected volatility	52.18%
Expected term (years)	0.67
Expected dividends	0%
Weighted average grant-date fair value per share	$12.60
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$463	$58	$710	$90
Research and development	6,044	1,291	8,931	1,798
Selling, general and administrative	7,348	1,676	10,932	2,496
Total stock-based compensation expense	$13,855	$3,025	$20,573	$4,384
Restricted Stock Units
The Company began granting restricted stock unit awards (“RSUs”) to employees and other service providers during the first quarter of 2020. RSU activity for the six months ended June 30, 2020 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2019	—	$—
Granted	745,587	66.42
Vested	(40,999)	65.91
Cancelled	(1,978)	64.32
Outstanding as of June 30, 2020	702,610	$66.46

Stock Options
Stock options activity for the six months ended June 30, 2020 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2019	15,918,243	$6.82
Granted	1,646,898	76.98
Exercised	(3,858,369)	1.91
Cancelled	(199,542)	10.32
Outstanding as of June 30, 2020	13,507,230	$16.72
8. Income Tax
The Company’s provision for income taxes was $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2020 and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2019. The Company's effective tax rate was 1.1% and 1.2%, respectively, for the three and six months ended June 30, 2020 and 0.6% and 0.7%, respectively, for the three and six months ended June 30, 2019. The provision for income taxes for the three and six months ended June 30, 2020 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
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
9. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(40,167)	$(10,878)	$(61,310)	$(14,514)
Weighted average shares used in computing net loss per share, basic and diluted	98,978,283	15,568,419	97,903,687	15,187,258
Net loss per share, basic and diluted	$(0.41)	$(0.70)	$(0.63)	$(0.96)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock (on an if-converted basis)	—	67,704,278	—	67,704,278
Stock-options to purchase common stock	13,507,230	15,634,182	13,507,230	15,634,182
Shares subject to repurchase	100,000	198,250	100,000	198,250
Common stock warrants	—	266,099	—	266,099
Restricted stock units	702,610	—	702,610	—
Shares committed under ESPP	16,812	—	16,812	—
Total	14,326,652	83,802,809	14,326,652	83,802,809
10. Subsequent Events
On August 10, 2020, the Company entered into an Agreement for Purchase and Sale (the “Purchase Agreement”) with Equity One (West Coast Portfolio) LLC, a Florida limited liability company (“Seller”), for the potential acquisition of certain real property located in Pleasanton, California (the “Property”) for an aggregate cash purchase price of $29.8 million. The Company has 74 days following the execution of the Purchase Agreement to conduct due diligence on the property (the “Contingency Period”) during which time the Company may deliver a notice of termination to the Seller should the Company determine through its due diligence that the Property is not suitable for purchase by the Company. Subject to the conditions of the Purchase Agreement, the closing of the sale will occur within 45 days after the expiration of the Contingency Period, unless the Company provides written notice to the Seller and provides a deposit to extend the date of closing for an additional 30 days. The Company intends to utilize this site to accommodate its future growth requirements.

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
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our Chromium instruments and Chromium consumables are designed to work together exclusively. After buying a Chromium instrument, customers purchase consumables from us for use in their experiments. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. As such, our revenue growth is expected to outpace growth in our instrument placements as our business develops. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our Chromium instruments. For the three and six months ended June 30, 2020, sales of our Chromium instruments accounted for 17% and 14% of our revenue, sales of our consumables accounted for 80% and 83% of our revenue and sales of services accounted for 3% and 2% of our revenue, respectively. For the three and six months ended June 30, 2019, sales of our Chromium instruments accounted for 15% and 14% of our revenue, sales of our consumables accounted for 83% and 84% of our revenue and sales of services accounted for 2% and 2% of our revenue, respectively.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $40.2 million and $61.3 million for the three and six months ended June 30, 2020 and $10.9 million and $14.5 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $323.7 million and cash and cash equivalents totaling $339.8 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;

•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Environment
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. Since then, COVID-19 has continued to spread throughout much of the United States and the world causing uncertainty and disruption to business activities. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19. Despite the impacts of the global COVID-19 pandemic, we have endeavored to successfully maintain operational effectiveness and continue providing researchers with our solutions as described below:
•During this pandemic, we have moved quickly to place instruments and to provide reagents to clinicians and researchers around the world working to understand COVID-19 and develop cures for the disease. We were designated an essential business because our products are a critical tool for infectious disease research as they allow for a detailed understanding of how the virus causing COVID-19 impacts infected people, how the immune system is mobilized, which immune cells react to pathogens and many other aspects of the disease and potential therapies. Many of our customers have moved our Chromium Controller instruments into Biosafety Level 2 Plus (BSL2+) and 3 (BSL3) facilities, where they can be as close as possible to the front lines of this battle against COVID-19;
•Beginning in March, we required the majority of our personnel to work remotely while we designed and implemented measures to maintain a safe workplace. Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we implemented protocols and safety measures at our facilities including social distancing, symptom screening, regular deep cleaning and 10x-provided personal protective equipment to support and safeguard the health and safety of the team which remained onsite in March to support essential operations. Among other efforts, as we looked to regain our pre-COVID-19 levels of manufacturing and research and development activities by bringing additional personnel back onsite, in April we created a testing site for SARS-CoV-2 (the virus which causes COVID-19) PCR nasopharyngeal swab collection tests at our Pleasanton headquarters. On a weekly basis, we test all employees who access our facilities, and no employee is allowed to access our facilities without a negative test. After having completed thousands of tests to date, our testing program has uncovered only a few, isolated test results indicating the presence of SARS-CoV-2. We believe we were able to successfully isolate these individuals and prevent the spread of the virus within our workforce, but we will continue to monitor and track these developments. As an additional safeguard against SARS-CoV-2 transmission among our onsite employee base, we recently introduced the use of Controlled Air Purifying Respiratory Systems ("CAPRS") by certain of our onsite employees who need to work in close proximity to each other. CAPRS work to protect 10x personnel by filtering out potentially harmful or infectious materials including SARS-CoV-2 particles. These and other safety measures have facilitated the safe return to work of most of our research and development, manufacturing and other operations personnel. We also plan to implement contact tracing devices for use by our employees while on-site so that we are able to accurately identify employees who have been in proximity to each other in the event of a positive SARS-CoV-2 test;
•Our sales and marketing teams have leveraged increased digital marketing and sales activities since the broad emergence of social distancing measures globally, including virtual sales seminars, virtual market development activities, online product training utilizing our library of on-demand tools and literature and an increase in one-on-one communications via emails, phone and video conferencing;
•With the implementation of our protocols and safety measures, our production, shipping and customer service functions have been operational and we have been able to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers, our supply chain remains intact and we have not yet experienced any material supply issues. With respect to raw material supply, we have secured sufficient critical raw materials to meet anticipated future demand and do not anticipate any material negative impact due to potential future shortages or price increases from suppliers in the near term. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed;
•Due to the measures taken to ensure the safety of 10x personnel described above, we were able to materially increase our research and development capacity by the end of the quarter relative to the height of the COVID-19 shutdown during the second quarter and continue product development during the second quarter. To date in 2020, we have launched four new products for our customers: (1) Our Targeted Gene Expression solution will allow researchers to target the genes most relevant for their research, validate their hypotheses faster and reduce sequencing costs; (2) Our Single Cell Multiome ATAC+Gene Expression solution is designed to allow researchers to read both gene expression and epigenetic programming in the same cells across thousands to tens of thousands of cells in a single experiment; (3) Our Visium Spatial Gene Expression solution with Immunofluorescence allows whole transcriptome spatial analysis and protein detection in the same tissue section; and (4) A new version of our Single Cell Immune Profiling solution offers increased sensitivity, reduced sequencing costs, and access to rare gene signatures;
•Despite the impacts of the COVID-19 pandemic, including that the majority of 10x personnel worldwide continue to work remotely, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. For example, we substantially completed the implementation of a long-term cloud-based enterprise resource planning ("ERP") system, Oracle Cloud, to automate our business processes including our forecasting, accounts receivable, inventory and vendor management processes during the second quarter of 2020 and which went live at the beginning of the third quarter of 2020; and
•We continue to actively review and manage costs to navigate the current environment and to allow 10x to remain in a strong financial and operating position until the pandemic is brought under control.
While the disruption is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—The impacts and potential impacts of the COVID-19 pandemic continues to create significant uncertainty for our business, financial condition and results of operations," specifically, under Part II, Item 1A below.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$42,905	$55,819	$114,810	$109,397
Cost of revenue	10,052	15,006	25,160	28,971
Gross profit	32,853	40,813	89,650	80,426
Operating expenses:
Research and development	27,535	18,034	53,527	32,999
Selling, general and administrative	44,416	32,571	94,803	59,464
Accrued contingent liabilities	322	570	624	1,360
Total operating expenses	72,273	51,175	148,954	93,823
Loss from operations	(39,420)	(10,362)	(59,304)	(13,397)
Other income (expense):
Interest income	125	242	1,443	505
Interest expense	(306)	(695)	(968)	(1,379)
Other expense (income), net	(144)	5	(240)	(141)
Loss on extinguishment of debt	—	—	(1,521)	—
Total other expense	(325)	(448)	(1,286)	(1,015)
Loss before provision for income taxes	(39,745)	(10,810)	(60,590)	(14,412)
Provision for income taxes	422	68	720	102
Net loss	$(40,167)	$(10,878)	$(61,310)	$(14,514)

The following table sets forth our condensed consolidated results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.4%	26.9%	21.9%	26.5%
Gross profit	76.6%	73.1%	78.1%	73.5%
Operating expenses:
Research and development	64.2%	32.3%	46.6%	30.2%
Selling, general and administrative	103.5%	58.4%	82.6%	54.4%
Accrued contingent liabilities	0.8%	1.0%	0.5%	1.2%
Total operating expenses	168.4%	91.7%	129.7%	85.8%
Loss from operations	(91.9)%	(18.6)%	(51.7)%	(12.2)%
Other income (expense):
Interest income	0.3%	0.4%	1.3%	0.5%
Interest expense	(0.7)%	(1.2)%	(0.8)%	(1.3)%
Other expense (income), net	(0.3)%	—%	(0.2)%	(0.1)%
Loss on extinguishment of debt	—%	—%	(1.3)%	—%
Total other expense	(0.76)%	(0.8)%	(1.12)%	(0.9)%
Loss before provision for income taxes	(92.6)%	(19.4)%	(52.8)%	(13.2)%
Provision for income taxes	1.0%	0.1%	0.6%	0.1%
Net loss	(93.6)%	(19.5)%	(53.4)%	(13.3)%
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Revenue	$42,905	$55,819	$(12,914)	(23)%	$114,810	$109,397	$5,413	5%
Revenue decreased $12.9 million, or 23%, to $42.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, driven primarily by a decrease in consumables revenue. Consumables revenue decreased $12.4 million, or 27%, to $34.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in consumables revenue was driven by closures of our customers' facilities arising from the on-going impact of the global COVID-19 pandemic in the second quarter of 2020. Instrument revenue decreased $1.0 million, or 12%, to $7.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to lower average selling prices. During the quarter ended June 30, 2020, the average selling price of our instruments was impacted by strategic discounts on placements intended to enable COVID-19 research by our customers.
Revenue increased $5.4 million, or 5%, to $114.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, driven primarily by an increase in consumables and instruments revenue. Consumables revenue increased $3.2 million, or 3%, to $95.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in consumables revenue was driven by the growth in the instrument installed base and was largely offset by decreased demand in the second quarter of 2020 due to closures of our customers' facilities arising from the continued impact of the global COVID-19 pandemic. Instrument revenue increased $1.3 million, or 8%, to $16.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to higher volume of instruments sold, partially offset by lower average selling prices. Revenue for the six months ended June 30, 2020 include sales of our newly introduced Chromium Connect which have substantially higher selling prices.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. In March 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus. By the end of the first quarter of 2020, the vast majority of academic and government labs around the world had suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business towards the latter part of the first quarter and throughout a majority of second quarter of 2020 resulting in lower revenues when compared to the three months ended June 30, 2019. However, beginning in June 2020, we observed a modest re-opening of labs for general research resulting in an uptick in our sales activity during this period. We believe additional labs will re-open gradually during the third quarter of 2020 barring a resurgent spike in COVID-19 cases which may lead to further business closures. However, not all labs are able to operate at full capacity even if open and we may encounter delays before labs are able to fully resume their research and we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the third quarter of 2020 and beyond. Once labs re-open and are able to resume normal levels of research activities, we expect to continue to see increased demand for our products.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenue	$10,052	$15,006	$(4,954)	(33)%	$25,160	$28,971	$(3,811)	(13)%
Gross profit	$32,853	$40,813	$(7,960)	(20)%	$89,650	$80,426	$9,224	11%
Gross margin	77%	73%			78%	74%
Cost of revenue decreased $5.0 million, or 33%, to $10.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease of $6.5 million in royalties related to the 2015 Delaware Action discussed in Part II, Item 1 below, partially offset by idle manufacturing capacity charges of $0.8 million and $0.5 million of costs related to our development of a second manufacturing facility. The lower cost of revenues related to lower sales were offset by costs of newly introduced products.
Cost of revenue decreased $3.8 million, or 13%, to $25.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to lower accrued royalties of $10.0 million related to the 2015 Delaware Action, partially offset by higher inventory scrap and excess and obsolete inventory charges of $1.0 million, $0.9 million of costs related to our development of a second manufacturing facility, idle manufacturing capacity charges of $0.8 million and higher license fees of $0.8 million. In addition, the higher cost of revenues of $2.8 million is primarily due to higher sales as well as costs of newly introduced products.

Gross profit decreased $8.0 million, or 20%, to $32.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to lower revenue and idle manufacturing capacity charges, partially offset by lower accrued royalties related to the 2015 Delaware Action. Gross margin increased by 4%, to 77% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a lower accrued royalties of $6.5 million related to the 2015 Delaware Action, partially offset by a lower margin product mix and lower average selling prices for instruments, idle manufacturing capacity charges of $0.8 million and $0.5 million of costs related to our development of a second manufacturing facility.

Gross profit increased $9.2 million, or 11%, to $89.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in accrued royalties. Gross margin increased by 4%, to 78% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to a decrease in accrued royalties of $10.0 million related to the 2015 Delaware Action, partially offset by lower margin product mix and lower average selling prices for instruments, higher inventory scrap and excess and obsolete inventory charges of $1.0 million, idle manufacturing capacity charges of $0.8 million, higher license fees of $0.8 million and $0.9 million of costs related to our development of a second manufacturing facility.
As a result of the vast majority of academic and government labs around the world having suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders commencing toward the end of the first quarter of 2020, we experienced a decrease in overall demand in the second quarter of 2020 resulting in our production facilities running at less than normal capacity which negatively impacted our gross margins. Until and unless demand for our solutions normalizes, our gross profits and gross margins will be negatively impacted. While we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall gross profit and gross margins in the third quarter of 2020 and beyond, we plan to continue to invest in our manufacturing facilities and production efforts and manage our supply chain to ensure the delivery of products to our customers.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Research and development	$27,535	$18,034	$9,501	53%	$53,527	$32,999	$20,528	62%
Selling, general and administrative	44,416	32,571	11,845	36%	94,803	59,464	35,339	59%
Accrued contingent liabilities	322	570	(248)	(44)%	624	1,360	(736)	(54)%
Total operating expenses	$72,273	$51,175	$21,098	41%	$148,954	$93,823	$55,131	59%

Research and development expenses increased $9.5 million, or 53%, to $27.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily driven by increased personnel expenses of $8.2 million including $4.8 million in stock-based compensation expense, and $1.3 million of higher allocated costs for facilities and information technology to support the general expansion of our operations.
Research and development expenses increased $20.5 million, or 62%, to $53.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase was primarily driven by increased personnel expenses of $15.3 million including $7.1 million in stock-based compensation expense, $3.1 million of higher allocated costs for facilities and information technology to support the general expansion of our operations and laboratory materials, supplies and expensed equipment of $2.1 million used to support our research and development efforts.
Beginning in March 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending. While we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall research activities or expenditures in the third quarter and beyond, we are taking certain measures to manage our spending while we continue to invest in innovation, hire for key roles and work on our product roadmap. For the three months ended June 30, 2020, we incurred $0.5 million of cost related to COVID-19 screening, safety equipment purchases and cleaning. We expect to increase spending for these items in the second half of 2020 as we continue to test onsite employees each week and more employees return to work onsite.
Selling, general and administrative expenses increased $11.8 million, or 36%, to $44.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily driven by increased personnel expenses of $8.8 million, including $5.7 million in stock-based compensation expense, outside legal expenses of $1.4 million and $0.8 million of higher allocated costs for facilities and information technology to support the general expansion of our operations.
Selling, general and administrative expenses increased $35.3 million, or 59%, to $94.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in expenses was primarily driven by increased personnel expenses of $17.8 million including $8.4 million in stock-based compensation expense, outside legal expenses of $13.0 million (including $5 million of success fees), $1.5 million of higher allocated costs for facilities and information technology to support the general expansion of our operations and $1.3 million of insurance costs.
While certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses, conferences and events, we are taking certain measures to manage our spending while continuing to incur expenses that we believe will further our strategic initiatives.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest income	$125	$242	$(117)	(48)%	$1,443	$505	$938	186%
Interest expense	(306)	(695)	389	(56)%	(968)	(1,379)	411	(30)%
Other expense	(144)	5	(149)	(2,980)%	(240)	(141)	(99)	70%
Loss on extinguishment of debt	—	—	—	N/M	(1,521)	—	(1,521)	N/M
Total other expense, net	$(325)	$(448)	$123	(27)%	$(1,286)	$(1,015)	$(271)	27%
N/M: result not meaningful.
Interest income decreased by $0.1 million to $0.1 million for the three months ended June 30, 2020 from $0.2 million for the three months ended June 30, 2019 primarily due to lower interest rates in the second quarter of 2020. While we earned interest on the net proceeds from the IPO completed in September 2019, interest income was lower for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to lower interest rates which occurred in the second quarter of 2020. Interest income increased by $0.9 million to $1.4 million for the six months ended June 30, 2020 from $0.5 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 interest income increased due to the IPO proceeds partially offset by the lower interest rates in second quarter of 2020.
Interest expense decreased for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019. The decrease was driven primarily by the voluntary prepayment of our term loan on February 20, 2020 and lower interest rates partially offset by additional interest expense recognized on accrued license fees.
The change in other expense for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Loss on extinguishment of debt was $1.5 million for the three and six months ended June 30, 2020. In February 2020, we prepaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.
Provision for Income Taxes
The Company’s provision for income taxes was $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2020 and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2019. The Company's effective tax rate was 1.1% and 1.2%, respectively, for the three and six months ended June 30, 2020 and 0.6% and 0.7%, respectively, for the three and six months ended June 30, 2019. The provision for income taxes for the three and six months ended June 30, 2020 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
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
Liquidity and Capital Resources
As of June 30, 2020, we had approximately $339.8 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $22.7 million in accounts receivable and an accumulated deficit of $323.7 million. Restricted cash of $57.8 million, classified within current assets in our condensed consolidated balance sheets serves as collateral for a bond and royalties in connection with the Bio-Rad litigation. Restricted cash of $6.0 million, classified within noncurrent assets in our condensed consolidated balance sheets serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the three months ended June 30, 2020, and we have generated losses from operations since inception as reflected in our accumulated deficit of $323.7 million. We expect to continue to incur operating losses for the foreseeable future due to decreased revenue arising from closures of our customers' facilities as a result of the COVID-19 pandemic and investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business.
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damage award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. We intend to further appeal this decision. Unless that appeal is successful, we will be required to pay the judgment, interest and the amount (if any) of additional royalties ordered by the Court. It will be up to the Court to determine whether additional post-judgment royalties apply and in what amount, which we expect the Court to finalize once appeals are completed. We have accrued $75.2 million as of June 30, 2020 related to this matter which is classified within current liabilities in our condensed consolidated balance sheets as of this date. The restricted cash of $57.8 million would be used to partially satisfy this payment should we lose our further appeal.

We currently anticipate making aggregate capital expenditures of between approximately $60 million and $80 million during the next 12 months, which includes the construction costs of our global expansion and for equipment to be used for manufacturing and research and development and the potential real estate acquisition discussed in Note 10 to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, the timing of capital expenditures relating to our planned implementation of a new enterprise resource planning system and the introduction of new products. We take a long term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, real estate, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We are continuing to review opportunities that meet our long-term growth objectives.
We believe that our existing cash and cash equivalents and cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least the next 12 months, and this assessment of our liquidity position is informed by our evaluation of a wide range of COVID-19 pandemic recovery scenarios. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We intend to continue to evaluate market conditions and may in the future pursue various funding alternatives to further enhance our financial position and to help fund our strategic initiatives. In addition, should prevailing economic, financial, business or other factors adversely affect our ability to meet our operating cash requirements, we could be required to obtain funding though traditional or alternative sources of financing. We cannot be certain that additional funds would be available to us on favorable terms when required, or at all.
The COVID-19 pandemic has negatively impacted the global economy, resulted in the closure of many of our customers’ facilities, disrupted global supply chains and created significant volatility and disruption of financial markets. While certain of our customers' labs re-opened during the quarter ended June 30, 2020, many of those labs are not yet fully operational and an extended period of economic disruption and closure, on-going limitations on operations at customer facilities or re-closure of our customers’ labs could materially affect our business, results of operations, financial condition and access to sources of liquidity. We will continue to monitor the development and control of the COVID-19 pandemic and we believe there will be an increase in business activity upon the loosening of pandemic-related restrictions, including a resurgence in activity levels at laboratories which were temporarily closed, barring a renewed increase in COVID-19 cases which may lead to further business closures. Although we are currently uncertain as to when this resurgence will occur, we intend to invest in research and development activities and other initiatives while the COVID-19 pandemic is brought under control including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
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
Silicon Valley Bank Loan and Security Agreement
We were a party to the Loan and Security Agreement, under which (i) borrowings under the term loan were prepaid on February 20, 2020 and (ii) the revolving line of credit was terminated, at our election, on June 18, 2020 and which, prior to its termination, provided us with a revolving line of credit of up to $25.0 million through December 2022. The amount available on the revolving line of credit was based on 80% of eligible receivables and was subject to a borrowing base calculation. Principal amounts outstanding under the revolving line of credit accrued interest at a floating per annum rate equal to the greater of The Wall Street Journal prime rate plus 0.25% or 4.5% and were repayable monthly. Additionally, the revolving line of credit had a nonrefundable annual commitment fee of $62.5 thousand payable on each anniversary date. Upon termination of the revolving line of credit and the Loan and Security Agreement on June 18, 2020, we incurred termination fees of $0.3 million. We terminated the Loan and Security Agreement, which we entered into while we were a private company with more limited access to financing alternatives, as it was not in line with our current business strategy and as we continue to explore alternative financing modes to support our long-term growth. As of June 18, 2020 and December 31, 2019, there were no balances outstanding under the revolving line of credit and we were in compliance with all covenants under the Loan and Security Agreement through its termination on June 18, 2020.

Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(32,094)	$13,401
Investing activities	(14,818)	(22,508)
Financing activities	(25,768)	59
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(123)	2
Net decrease in cash, cash equivalents, and restricted cash	$(72,803)	$(9,046)
Operating activities
The net cash used in operating activities of $32.1 million for the six months ended June 30, 2020 was due primarily to a net loss of $61.3 million, net cash outflow from changes in operating assets and liabilities of $1.6 million, partially offset by adjustments for stock-based compensation expense of $20.6 million, depreciation and amortization of $6.5 million, loss on extinguishment of debt of $1.5 million and amortization of leased right-of-use assets of $2.2 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $6.5 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, a decrease in other noncurrent liabilities of $4.3 million, a decrease in other assets of $3.0 million, a decrease in accounts payable of $2.8 million due to timing of vendor payments, a decrease of $2.0 million in payment of operating lease expenses, a decrease in accrued compensation and other related benefits of $2.1 million and a decrease in prepaid expenses and other current assets of $1.7 million. The net cash outflow from operating assets and liabilities was partially offset by an decrease in accounts receivable of $10.6 million due to timing of collections, an increase in accrued contingent liabilities of $6.5 million and an increase in accrued expenses and other current liabilities of $3.1 million consistent with the growth of our business.
The net cash provided by operating activities of $13.4 million for the six months ended June 30, 2019 was due primarily to a net loss of $14.5 million, offset by net cash inflow from changes in operating assets and liabilities of $20.7 million, with adjustments for stock-based compensation expense of $4.4 million, depreciation and amortization of $2.2 million and loss on disposal of property and equipment of $0.6 million. The net cash inflow from changes in operating assets and liabilities was primarily due to an increase in accrued contingent liabilities of $17.3 million, an increase in deferred rent, noncurrent of $11.7 million, an increase in accrued expenses and other current liabilities of $3.0 million and a decrease in accounts receivable of $1.4 million, partially offset by an increase in prepaid expenses and other current assets of $7.6 million, an increase in inventory of $3.8 million and a decrease in accounts payable of $1.0 million.
Investing activities
The net cash used in investing activities of $14.8 million in the six months ended June 30, 2020 was due to purchases of property and equipment.
The net cash used in investing activities of $22.5 million in the six months ended June 30, 2019 was due to purchases of property and equipment.
Financing activities
The net cash used in financing activities of $25.8 million in the six months ended June 30, 2020 was primarily due to the use of $31.3 million in connection with loan principal payments including the early repayment of the term loan under the Loan and Security Agreement (including fees in connection with the early repayment of the term loan) and payments on financing arrangements of $5.8 million, partially offset by proceeds of $11.3 million from the issuance of common stock from the exercise of stock options.
The net cash provided by financing activities of $0.1 million in the six months ended June 30, 2019 was primarily from proceeds of $2.0 million from the issuance of Class A common stock upon the exercise of stock options partially offset by payment of $1.9 million of deferred offering costs.

Contractual Obligations and Commitments
On February 20, 2020, the Company prepaid the remaining balance of the term loan and all associated costs. See Note 4 to the condensed consolidated financial statements for further details. There have been no other material changes to our contractual obligations as of June 30, 2020, as compared to those disclosed in the Annual Form 10-K as of December 31, 2019.
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
Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates (or "public float") exceeded $700 million on June 30, 2020, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we are not eligible for smaller reporting company status because we do not meet the revenues requirement for such status, we will qualify as a "large acceleration filer" under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company as of January 1, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

We have exposure to interest rate risk that relates primarily to our cash and cash equivalents held in bank deposit and money market funds. While we were previously exposed to interest risk due to variable interest rates under our previously outstanding credit facility, we are no longer exposed to such risk due to the termination of such credit facility during the quarter ended June 30, 2020. We maintain our portfolio of cash equivalents in money market funds. All of our cash equivalents are carried at fair market value.

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in asset types including bank deposits and money market funds. Declines in interest rates during the six months ended June 30, 2020 have reduced our interest income and additional declines would further reduce our future interest income. While historical fluctuations in interest income have not been significant, in a financial environment with extremely low or negative interest rates, we have experienced and could continue to experience a reduction in the interest earned from such investment activities. A 10% decline in interest rates, occurring on January 1, 2020, and sustained throughout the period ending December 31, 2020, would not significantly impact interest income.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. For the six months ended June 30, 2020 and twelve months ended December 31, 2019, approximately 14% and 15%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchanges rates, which could hinder our ability to predict our future results and earning and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The 2015 Delaware Action
In February 2015, Raindance Technologies, Inc. (“Raindance”) and the University of Chicago filed suit against us in the U.S. District Court for the District of Delaware, accusing the Company's legacy GEM products of infringing certain U.S. patents owned by or exclusively licensed to Raindance (the “2015 Delaware Action”). In May 2017, Bio-Rad Laboratories, Inc. (“Bio-Rad”) was substituted as the plaintiff following its acquisition of Raindance. A jury trial was held in November 2018. The jury found that the accused legacy GEM products infringed U.S. Patent Nos. 8,304,193, 8,329,407 and 8,889,083. The jury also concluded that our infringement was willful and awarded Bio-Rad approximately $24 million in damages through June 30, 2018. We appealed the jury verdict. Post-trial, Bio-Rad moved for a permanent injunction, treble damages for willful infringement, attorneys’ fees, supplemental damages for the period from the second quarter of 2018 through the end of the trial as well as pre- and post-judgment interest.
The Court denied Bio-Rad’s request for attorneys’ fees and enhanced damages for willful infringement. The Court awarded supplemental damages for the period from the second quarter of 2018 through the end of trial as well as pre- and post-judgment interest. The Court entered final judgment against us in the amount of approximately $35 million in August 2019.
In the fourth quarter of 2018, we began recording an accrual for estimated royalties as cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of June 30, 2020, we had accrued a total of $75.2 million relating to this matter which includes the $35 million judgment and our estimated 15% royalty for subsequent sales through that date.
In July 2019, the Court also granted Bio-Rad a permanent injunction against our legacy GEM microfluidic chips and associated consumables that were found to infringe the Bio-Rad patents, which historically constituted a significant amount of our product sales. However, under the injunction, we are permitted to continue to sell our legacy GEM microfluidic chips and associated consumables for use with our historical installed base of instruments provided that we pay into escrow a royalty of 15% of our net revenue related to such sales occurring after August 28, 2019. We appealed the Court's judgment including the injunction to the Federal Circuit.
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. We intend to further appeal this decision.
Neither the lower Court judgment nor the Federal Circuit opinion in the 2015 Delaware Action implicate our Next GEM products. We have dedicated significant resources to designing and manufacturing our Next GEM microfluidic chips which use fundamentally different physics from our legacy GEM microfluidic chips. Neither the jury verdict nor the injunction relate to our Next GEM microfluidic chips based on our new proprietary design and associated consumables which we launched in May 2019 for three of our single cell solutions – Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC. Since

August 28, 2019, all Chromium instruments that we sell and have sold operate exclusively with our Next GEM solutions and we currently expect that our Chromium products utilizing our Next GEM microfluidic chips will constitute substantially all of our Chromium consumables sales by the end of 2020.
The ITC 1068 Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC filed a complaint against us in the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, alleging that substantially all of our Chromium products infringe U.S. Patents Nos. 9,089,844, 9,126,160, 9,500,664, 9,636,682 and 9,649,635 (the “ITC 1068 Action”). Bio-Rad is seeking an exclusion order preventing us from importing the accused microfluidic chips, including (1) our legacy GEM microfluidic chip, (2) our gel bead manufacturing microfluidic chip and (3) our Next GEM microfluidic chip, into the United States and a cease and desist order preventing us from selling such imported chips. An evidentiary hearing for the ITC 1068 Action was held in May 2018 and the presiding judge issued an Initial Determination in September 2018, finding that our legacy GEM microfluidic chips infringe the ‘664, ‘682 and ‘635 patents but not the ‘160 patent. The judge further found that our gel bead manufacturing microfluidic chip and Next GEM microfluidic chip do not infringe any claim asserted against them (the "Initial Determination"). The judge recommended entry of an exclusion order preventing us from importing our legacy GEM microfluidic chips and a cease and desist order that would prevent us from selling such imported chips.
On December 18, 2019, the ITC issued its final determination in the ITC 1068 Action (the “Final Determination”). The Final Determination affirmed the Initial Determination that our Next GEM microfluidic chips and gel bead manufacturing microfluidic chips do not infringe any of the claims asserted against them. The Final Determination also affirmed the ruling that our legacy GEM microfluidic chips infringe the ‘664, ‘682 and ‘635 patents but not the ‘160 patent. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation of the legacy GEM microfluidic chips into the United States and (2) a cease and desist order preventing us from selling such imported legacy GEM microfluidic chips in the United States. The ITC expressly allowed the importation and sale of the legacy GEM microfluidic chips for use by researchers who were using such chips as of December 18, 2019, and who have a documented need to continue receiving such chips for a specific current ongoing research project for which that need cannot be met by any alternative product. The Final Determination was subject to a 60-day presidential review period. During the presidential review period, we were permitted to continue importation and sales of the legacy GEM microfluidic chips subject to payment of a bond of three (3) percent of the entered value of the accused microfluidic chips.
We and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of our gel bead manufacturing chips, but not with respect to non-infringement of our Next GEM microfluidic chips. We have appealed the Final Determination with respect to infringement of our legacy GEM microfluidic chips. We expect oral arguments to be held around the first quarter of 2021 and a decision around mid-2021.
In order to allow our customers to continue their important research, we have dedicated significant resources to developing the capabilities to manufacture our microfluidic chips in the United States prior to the entry of the exclusion order or cease and desist order which took effect in February 2020. Prior to the second quarter of 2019, all of our microfluidic chips were manufactured outside of the United States. Our United States manufacturing facilities achieved volume production of certain of our legacy GEM microfluidic chips beginning in the third quarter of 2019.
The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against us in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe U.S. Patents Nos. 9,216,392, 9,347,059 and the five patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against our Next GEM products. In August 2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents.
The Germany Action
On February 13, 2018, Bio-Rad filed suit against us in Germany in the Munich Region Court alleging that our Chromium instruments, legacy GEM microfluidic chips and certain accessories infringe German Utility Model No. DE 20 2011 110 979. Bio-Rad seeks unspecified damages and an injunction prohibiting sales of these products in Germany and requiring us to recall these products sold in Germany subsequent to February 11, 2018. An initial hearing was held on November 27, 2018, and a subsequent hearing was held on May 15, 2019. The Court issued a ruling on November 20, 2019. The Court ruled that our legacy GEM microfluidic chips, as well as certain Chromium instruments and accessories used with legacy GEM microfluidic chips, infringed the German Utility Model. The Court issued an injunction with respect to such legacy GEM microfluidic chips, Chromium instruments and accessories used with such systems, prohibiting among other things the sale of these products in Germany and the importation of such products into Germany. The Court found that we are obligated to compensate Bio-Rad for unspecified damages and required that these products be recalled from distribution channels in Germany. The Court further found that we have to bear the statutory costs of the legal dispute in a minimum amount of at least 61,000 Euros. The Court’s ruling did not address our Next GEM products, which were not accused in this action and which constitute substantially all of our Chromium sales in Germany. The Company appealed the Court's ruling.
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, we paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. We expect the Higher Court to rule on the merits around the end of 2020.
The 2018 Delaware Action
On October 25, 2018, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that substantially all of our Chromium products, including our legacy GEM products and Next GEM products, infringe U.S. Patent Nos. 9,562,837 and 9,896,722. Bio-Rad seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees.
In October 2019, we filed four petitions for inter partes review (“IPR”) challenging the validity of both asserted patents. On April 27, 2020, the Patent Trials and Appeals Board (“PTAB”) instituted review on all four of these petitions. A final written decision is expected from the PTAB in April 2021.
In June 2020, the Court completely stayed the District of Delaware litigation pending resolution of the IPRs before the PTAB.
The Massachusetts Action
On September 11, 2019, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that our Next GEM products infringe certain claims of U.S. Patent No. 8,871,444. On November 5, 2019, Bio-Rad amended the complaint to additionally allege that our Next GEM products infringe certain claims of U.S. Patent Nos. 9,919,277 and 10,190,115. The ‘444 and ‘277 patents are exclusively licensed by Bio-Rad from Harvard University, which subsequently joined the suit as a party plaintiff. Bio-Rad is seeking damages and an injunction against our Next GEM products amongst other remedies. The ‘444 and ‘277 patents are projected to expire in October 2024.
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
Discovery is ongoing. A Markman hearing is expected in September 2020. In July 2020, the Court set a trial date for Bio-Rad’s patent claims and our patent counterclaims in April 2021 and set a trial date for our antitrust counterclaims in July 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. We expect the PTAB to issue a decision on institution of these IPR petitions in the first quarter of 2021.
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
On February 12, 2020, the ITC issued its Final Determination affirming the judge’s findings with respect to Bio-Rad’s violation of the ‘024, ‘468 and ‘530 patents, including the judge’s findings for those patents with respect to infringement, validity and ownership. The ITC issued an exclusion order prohibiting Bio-Rad from importing into the United States infringing microfluidic devices, components thereof and products containing same, including the ddSEQ products. The ITC also issued a cease and desist order preventing Bio-Rad from selling such imported products in the United States. The ITC’s remedial orders do not identify any ddSEQ assay as exempted from their potential scope. The ITC orders do not prohibit the importation or sale of microfluidic consumables imported into the U.S. for use by researchers who are using such consumables as of February 12, 2020, and who have a documented need to continue receiving such consumables for a specific current ongoing research project for which that need cannot be met by any alternative product. On April 29, 2020, Bio-Rad appealed the Final Determination to the Court of Appeals for the Federal Circuit. We expect appeals to be completed in mid-2021.
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
Risks related to our business and industry
Our business currently depends significantly on research and development spending by research institutions and the ability of researchers to access labs and conduct research, a reduction in which could limit demand for our products and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium and Visium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon the ability of customers to access labs and conduct research in light of the COVID-19 pandemic, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables as a result of such shutdowns and delays before re-opened laboratories and institutions resume previous levels of research activities that require new purchases of our instruments or consumables;

•decreases in funding of research and development;
•changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research, changes that have the effect of increasing the length of the funding process or the impact of the COVID-19 pandemic on our customers and potential customers and their funding sources;
•macroeconomic conditions and the political climate;
•scientists’ and customers’ opinions of the utility of new products or services;
•citation of new products or services in published research;
•changes in the regulatory environment;
•differences in budgetary cycles;
•competitor product offerings or pricing;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as ours.
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
The impacts and potential impacts of the COVID-19 pandemic continue to create significant uncertainty for our business, financial condition and results of operations.

The extent of the impacts of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to spread across the globe to almost all of the countries and territories in which our products are developed, made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread and reduce the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted and continue to impact us, our employees, customers, contract manufacturers, distributors, partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are developed, made, manufactured, distributed or sold are in varying stages of restrictions, re-opening and re-closing to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how the effects of the pandemic, including current and future health and safety measures implemented in response to the pandemic, will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), further impact our ability to perform research and development, manufacturing, and shipping of our products, how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased expenses to implement additional measures to ensure the health and safety of our workforce, such as weekly COVID-19 testing. In addition, measures that impact our ability to access our facilities may continue to impact the availability of our employees, some of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, research and development, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions, including as a result of increased demand for certain products, can impair our ability to develop, make, manufacture, distribute or sell our products.

Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic and an increase in the number of points of potential exposure, such as laptops and mobile devices, to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

Public concern regarding the risk of contracting COVID-19 may impact demand from customers. Even as governmental restrictions are lifted and economies gradually re-open, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect customer behavior. In addition, changes in customer purchasing patterns may increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters. In addition, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies.
 While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts or that such efforts may not have detrimental unintended consequences, and as a result, our business, financial condition and results of operations and the price of our Class A common stock may be adversely affected.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $40.2 million and $10.9 million for the three months ended June 30, 2020 and 2019, respectively. We also incurred net losses of $61.3 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $323.7 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will increase as a result of being a public company and will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, the sale of Class A common stock in our IPO, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer closures and other impacts stemming from the COVID-19 pandemic, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.
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
Some of our current competitors are large publicly traded companies, or are divisions of large publicly traded companies, and may enjoy a number of competitive advantages over us, including:
•greater name and brand recognition;
•greater financial and human resources;
•broader product lines;
•larger sales forces and more established distributor networks;
•substantial intellectual property portfolios;
•larger and more established customer bases and relationships; and
•better established, larger scale and lower cost manufacturing capabilities.
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
Since our inception through June 30, 2020, a substantial number of our Chromium instruments utilized our legacy GEM microfluidic chips and associated consumables. In November 2018, a jury concluded that our Chromium instruments operating these chips and associated consumables infringe certain of Bio-Rad’s patents. We have dedicated significant resources to designing and manufacturing our new Next GEM microfluidic chip, which uses a microfluidic architecture with fundamentally different physics from our legacy GEM microfluidic chip. We introduced our Next GEM microfluidic chips for our Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC solutions in the second quarter of 2019. We plan to gradually phase out our legacy GEM microfluidic chips and anticipate that our Chromium products utilizing our Next GEM microfluidic chips will become an increasing percentage of our sales and will constitute substantially all of our Chromium consumables sales by the end of 2020. In addition, we have not yet developed Next GEM microfluidic chips for our Single Cell CNV solution. Although the Federal Circuit recently vacated the injunction with respect to our Single Cell CNV solution, we have not yet developed a version of our instrument that would allow our customers to use this solution using our legacy GEM microfluidic chip. Until we are able to completely transition to our Next GEM microfluidic chip design, our margins will be negatively impacted by any royalty obligations that result from ongoing litigation matters.

Although our Next GEM microfluidic chips were designed to replace our legacy GEM microfluidic chips, we cannot assure you that we will be able to make our Next GEM microfluidic chip work with all of our solutions, that our Next GEM microfluidic chip will allow our customers to retain the level of performance or quality they have come to expect using our legacy GEM microfluidic chip, that our Next GEM microfluidic chip will replace the sales of our legacy GEM microfluidic chip or that we will be able to manufacture our Next GEM microfluidic chip in sufficient volumes and in sufficient quality in a timely fashion. While we believe that our Chromium solutions, when used with our Next GEM microfluidic chip, do not infringe the asserted Bio-Rad patents, we cannot assure you that our Next GEM microfluidic chip would not be found to infringe the asserted Bio-Rad patents or other patents, which could prevent us from making, selling and importing our Next GEM microfluidic chips or substantially all of our Chromium products. Since August 28, 2019, all Chromium instruments that we sell and have sold operate exclusively with our Next GEM solutions. We believe that these solutions are very important to our customers’ research but the delay caused by the injunction may slow customer adoption of our products or cause customers to investigate the availability of competing products or technologies.
We have incurred and expect to continue to incur additional expenses in the near term related to the introduction of, and transition to, our Next GEM microfluidic chip. Our failure to effectively manage product transitions or accurately forecast customer demand with respect to both instruments and consumables may lead to an increased risk of insufficient, excess or obsolete inventory and resulting charges. We expect that as we transition to our Next GEM microfluidic chips we may need to write down the value of our legacy GEM microfluidic chips and associated consumables we currently hold in inventory. As we transition to our Next GEM microfluidic chips, we cannot guarantee that our customers will quickly switch to using our Next GEM microfluidic chips in their research. Customers may delay transitioning to our Next GEM microfluidic chips for a variety of reasons, including if they have experiments underway for which they do not want to introduce additional variables. More significantly, customers may decline to purchase our products altogether if they do not believe that our Next GEM microfluidic chips can produce results that are reliable, consistent and comparable to our legacy GEM microfluidic chips.
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
We currently generate substantially all of our revenue from the sale of our Chromium instruments, which we refer to as “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” In particular, we are dependent upon revenue generated from sales of our Single Cell Gene Expression consumables. There can be no assurance that we will be able to design future products, particularly non-Chromium product lines, that will meet the expectations of our customers or that our future products will become commercially viable. As technologies change in the future for research equipment in general and in genomics solutions specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling non-Chromium products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our Chromium Connect instrument will increase workflows for our future customers and their associated purchases of our consumables. If sales of our Chromium Connect instruments fail to materialize so will the related consumable sales and associated revenue. Our sales expectations are also based in part on the continued success of our Single Cell Gene Expression solutions. If our new products including our Visium Spatial Gene Expression product, which was introduced in 2019, or our Single Cell Multiome ATAC+Gene Expression and Targeted Gene Expression products, which were introduced in 2020, fail to achieve sufficient market acceptance or sales of our Single Cell Gene Expression consumables decrease, our consumables revenue could be materially and adversely impacted.
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
Our customer base includes academic, government, pharmaceutical, biotechnology and other institutions. Our success will depend upon our ability to increase our market penetration among these customers and to expand our market by developing and marketing new products and new applications for existing products. We recently introduced our Visium product line for spatial analysis and our Targeted Gene Expression Solution and we regularly introduce new versions of existing products, and our future success will partially depend on our ability to commercialize these products. As we continue to scale our business, we may find that certain of our products, certain customers or certain markets, including the biopharmaceutical market, may require a dedicated sales force or sales personnel with different experience than those we currently employ in our commercial organization. Identifying, recruiting and training additional qualified personnel would require significant time, expense and attention.
We cannot assure investors that we will be able to further penetrate our existing market or that the market will be able to sustain our current and future product offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our employees and partners could decrease the effectiveness of our commercial organization and adversely affect our business and operating results. Additionally, our commercial organization’s ability to participate in on-site or other in-person sales and marketing or customer service activities, including participation in trade shows and other in-person events, or on-site installation of our products may be restricted or eliminated due to the impacts of the COVID-19 pandemic, including due to governmental or other restrictions preventing or restricting members of our commercial organization from on-site or other in-person sales and marketing or customer service activities. The effectiveness of our commercial organization may be decreased and our business and operating results may be adversely affected as a result.
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
We have experienced rapid growth in recent periods. This growth and our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions in 2018 and intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 713 employees as of June 30, 2020. As we have grown, our employees have become more geographically dispersed. We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel must devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of many of our employees working from home due to the COVID-19 pandemic. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, including reduced or delayed spending on instruments or consumables as a result of such shutdowns and delays before re-opened laboratories and institutions resume previous levels of research activities that require new purchases of our instruments and consumables;
•disruptions in customers’ on-going experiments or interruptions in the ability of our customers to complete research projects as a result of the COVID-19 pandemic;
•our dependence on single source and sole source suppliers for some of the components and materials used in our products;
•production problems and quality issues with the materials we purchase for manufacturing, which could impact our ability to manufacture and ship our instruments, consumables and related components;
•the level of demand for our products, which may vary significantly and result in excess capacity expenses, and our ability to increase penetration in our existing markets and expand into new markets;
•the timing and amount of expenditures (including success fees) related to litigation, as well as the outcomes of and related rulings in the litigation and administrative proceedings which may vary substantially from quarter to quarter;
•our ability to successfully manufacture and transition our existing customers to our Next GEM microfluidic chips;
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our products, which may change from time to time;
•the volume and mix of our instrument and consumable sales or changes in the manufacturing or sales costs related to our instruments and consumables;
•the success of our recently introduced products and new versions of existing products, including our Visium platform and Chromium Connect, and the introduction of other new products or product enhancements by us or others in our industry;
•the timing and amount of expenditures that we may incur to acquire, develop or commercialize additional products and technologies or for other purposes, such as the expansion of our facilities;
•changes in governmental funding of life sciences research and development or changes that impact budgets, budget cycles or seasonal spending patterns of our customers;
•future accounting pronouncements or changes in our accounting policies;
•the outcome of any future litigation or governmental investigations involving us, our industry or both;
•difficulties encountered by our commercial carriers in delivering our instruments or consumables, whether as a result of external factors such as weather or internal issues such as labor disputes;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;
•higher than anticipated warranty costs;
•customers accelerating, canceling, reducing or delaying orders as a result of developments related to our litigation or to our transition to Next GEM microfluidic chips;
•the impacts of infectious disease, epidemics, pandemics and outbreaks, including the effects of the COVID-19 pandemic, on our business operations and on the business operations of our customers, manufacturers and suppliers; and
•the other factors described in this “Risk Factors” section.
The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance we may provide. On April 9, 2020, due to uncertainty regarding the scope, duration and impact of the COVID-19 pandemic, we withdrew the annual revenue guidance for 2020 that we previously issued on February 18, 2020. Our failure to reinstate or provide updated guidance in the future may make it more difficult for financial analysts and other investors to value our Class A common stock and may result in increased volatility in the price of our Class A common stock.

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
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues which may result from the COVID-19 pandemic, the impacts of the COVID-19 pandemic, including interruptions in or failures of the global supply chain and transportation infrastructure system, could cause certain of our suppliers to experience shortages in materials and components that we depend on such suppliers to provide, could result in price increases on the materials and components we source from suppliers or could reduce the ability of our suppliers to meet our needs or the needs of our customers. The impacts of the COVID-19 pandemic could cause certain of our suppliers to be unable to operate temporarily or go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether.
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
Our facilities in Pleasanton are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, infectious disease, epidemics or pandemics including COVID-19, outbreaks, power loss, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable for any reason, including due to the impacts of the COVID-19 pandemic, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities while shelter-in-place or other COVID-19-related measures remain in place. Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. In many cases, the consumables we manufacture are bundled with products or components that we source from third parties and assemble, package and perform quality assurance testing at our Pleasanton facilities. Our Chromium Controllers are manufactured by our third-party manufacturer at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. While customer complaints regarding defects in our products and consumables have historically been low, our customers have experienced quality control and manufacturing defects in the past. For example, a manufacturing defect in certain of our Chromium Controllers resulted in an unacceptable level of LCD screen failures and we launched a free replacement program in 2018 to allow customers to replace affected LCD screens as a result. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that meet our requirements or our customers expectations. Certain of our consumables are subjected to a shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or their facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
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
We use a broad range of materials and supplies, including metals, chemicals and other electronic components, in our products. A significant disruption in the supply of these materials, including disruptions stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
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
Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, how to determine which of our other products may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products such as our Chromium Connect, Visium solutions, Single Cell Multiome ATAC+Gene Expression solution and Targeted Gene Expression solution and enhance existing products, we expect utilization of our customer service teams to increase. In particular, the introduction of new or improved products that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such products correctly and efficiently. While we have developed significant resources for remote training, including an extensive library of online videos, we may need to rely more on these resources for future customer training or we may experience increased expenses to enhance our online and remote solutions, particularly due to the impacts of the COVID-19 pandemic. If our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.
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
Investments and acquisitions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
In 2018, we acquired Epinomics, Inc., an epigenetics company based in California, and Spatial Transcriptomics Holdings AB, a spatial analysis company based in Stockholm, Sweden. We believe we are successfully integrating the technologies acquired from those companies into our business, but the long-term success of these acquisitions is not guaranteed. We regularly review investment, acquisition and technology licensing opportunities, and we may invest in or acquire real estate or additional businesses and legal entities to add specialized employees, products or technologies as well as pursue technology licenses or investments in complementary businesses. Our previous acquisitions and any future transactions could be material to our financial condition and operating results and expose us to many risks, including:
•impacts on our liquidity and the availability of cash to fund our operations;
•unanticipated costs of or legal exposure related to complying with existing and future laws and regulations, including land use, environmental or antitrust-related laws and regulations;
•disruption in our relationships with customers, distributors, manufacturers or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired real estate or companies, including liabilities related to acquired intellectual property or litigation relating thereto;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business;
•failure to realize anticipated benefits or synergies from such a transaction;
•increases in our expenses and reductions in our cash available for operations and other uses;
•possible write-offs or impairment charges relating to acquired businesses; and
•potential higher taxes if our tax position relating to certain acquisitions were challenged.
Foreign acquisitions, such as our acquisition of Spatial Transcriptomics Holdings AB, involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur.

Future investments, acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future investments, acquisitions or dispositions or the effect that any such transactions might have on our operating results.
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
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. Certain of our consumables are perishable and must be kept below certain temperatures. As such, we ship certain of our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to labor disruptions, bad weather, natural disasters, infectious disease, epidemics or pandemics including COVID-19, outbreaks, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. While we work with customers to replace any consumables that are impacted by delivery disruptions, our reputation and our business may be adversely impacted even if we replace perished consumables free of charge. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
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
We are subject to certain United States government regulations because we have licensed technologies that were developed with United States government grants. Such licensed technologies are used, for example, in a substantial majority of our consumables. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights (“march-in rights”) which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third-party designated by such agency. The exercise of march-in rights or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. As of June 30, 2020, all of our products embodying licensed technology subject to march-in rights were manufactured in the United States. While we do not expect to move manufacturing of these products to facilities located outside of the United States, we cannot assure investors that such products will always be manufactured in the United States or that the applicable government agency would grant a waiver of such requirement. These restrictions may limit our ability to manufacture our products in geographies where it may be more economically favorable to do so which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations.
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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially in the Asia-Pacific region. For the three and six months ended June 30, 2020 and 2019, sales outside of North America constituted approximately 53% and 48%, and 41% and 44%, respectively, of our sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current United States presidential administration has called for substantial changes to United States foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States.
Additionally, our business may be adversely impacted by retaliatory trade measures taken by China or other countries. Such measures could include restrictions on our ability to sell or import our instruments and/or consumables into certain countries or have the effect of increasing the prices of our instruments and/or consumables. Although the United States and China signed an interim trade agreement in January 2020, the parties are continuing to negotiate a trade agreement. Therefore, it is possible further tariffs may be imposed that could cover imports of the export or sale our instruments and/or consumables, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, which could materially harm our business, financial condition and results of operations. The nature of the dispute between the United States and China is evolving and additional products such as ours could become subject to tariffs, which could adversely affect the marketability of our products and our results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.
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
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the three and six months ended June 30, 2020 and 2019, approximately 53% and 48%, and 41% and 44%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
•challenges in staffing and managing foreign operations;
•potentially longer sales cycles and more time required to engage and educate customers on the benefits of our products outside of the United States;
•the potential need for localized software, documentation and post-sales support;

•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
•complexities associated with managing a third-party contract manufacturer located outside of the United States;
•United States and foreign government trade restrictions, including those which may impose restrictions on the importation, exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;
•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
•tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on United States goods, or increases in existing tariffs;
•deterioration of political relations between the United States and Canada, China, the United Kingdom and the European Union, which could have a material adverse effect on our sales and operations in these countries;
•changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the United Kingdom’s exit from the European Union;
•difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays or our inability to sell our products in certain countries;
•natural disasters, infectious diseases, epidemics or pandemics including COVID-19, outbreaks or major catastrophic events;
•increased financial accounting and reporting burdens and complexities; and
•significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the General Data Protection Regulation (the “GDPR”).
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
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the six months ended June 30, 2020 and twelve months ended December 31, 2019, approximately 14% and 15%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge foreign currency exposures.
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
Effective as of July 1, 2020, we implemented a new company-wide enterprise resource planning system. Such implementation could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
We implemented a new company-wide enterprise resource planning (“ERP”) system in 2020 to handle the business and financial processes within our operations, manufacturing and corporate functions. While we successfully implemented the new ERP system effective July 1, 2020, we may experience operating problems with the ERP system or the ERP system and the associated process changes may not give rise to the benefits that we expect. If the system does not operate as intended or if the benefits we expect to receive from our new ERP system do not materialize, our business, results of operations and internal controls over financial reporting could be adversely affected.
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
In the United States, California enacted the California Consumer Privacy Act (the “CCPA”), which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. The impact of this law on us and others in our industry is and will remain unclear until final regulations are issued by the California Attorney General later this year and such regulations are interpreted by enforcement action (which could not be brought under the CCPA until July 1, 2020) or otherwise. Similar privacy and data protection laws have also been proposed in other states and at the federal level.
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
We may incur indebtedness in the future. The debt instruments governing such indebtedness could contain restrictive provisions. If we incur debt, a portion of our cash flows will be needed to satisfy our debt service obligations. While we do not anticipate that we will need to raise additional financing in the future to fund our operations, in the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described in this risk factor.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly revised the Code. The recently enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have completed our evaluation of the overall impact of this recent interpretation of German law and our evaluation of the overall impact of TCJA on our effective tax rate and balance sheet through June 30, 2020 and have reflected the amounts in our financial statements for the quarter ended June 30, 2020.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of SOX and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose until we no longer qualify as an emerging growth company. However, we will no longer qualify as an emerging growth company as of January 1, 2021 and, as a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K, which will be filed in 2021.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an “accelerated filer” or a “large accelerated filer." At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
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
Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted, are currently asserting, and may in the future assert that our products infringe patents that they have obtained and may in the future obtain. We have incurred and could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our business, financial condition or results of operations. Furthermore, parties making claims against us have obtained, are currently seeking, and may in the future be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, market or sell products or services and have resulted and could in the future result in the award of substantial damages against us. In the event of a successful infringement claim against us, we may be required to pay damages and obtain one or more licenses from third parties or be prohibited from selling certain products or services. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins and earnings per share. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products and the prohibition of sale of any of our products or services could adversely affect our ability to grow or achieve or maintain profitability. Regardless of merit or eventual outcome, lawsuits brought against us may result in decreased demand for our products, injury to our reputation and increased insurance costs.
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
In particular, we are currently involved in the following litigation matters related to substantially all of our Chromium products, the loss of any of which could have a material adverse effect on our business, operations, financial results and reputation. Beginning in 2015, Bio-Rad has filed six separate patent infringement cases against substantially all of our Chromium products, including instruments and consumables. These litigations are generally distinct and involve different Bio-Rad patents, however, the patents asserted by Bio-Rad in the U.S. International Trade Commission (“ITC”) are also asserted in the district court case filed in the Northern District of California.
The details of these litigation matters are described below:
The 2015 Delaware Action
In February 2015, Raindance and the University of Chicago filed suit against us in the U.S. District Court for the District of Delaware, accusing the Company's legacy GEM products of infringing certain U.S. patents owned by or exclusively licensed to Raindance (the “2015 Delaware Action”). In May 2017, Bio-Rad was substituted as the plaintiff following its acquisition of Raindance. A jury trial was held in November 2018. The jury found that the accused legacy GEM products infringed U.S. Patent Nos. 8,304,193, 8,329,407 and 8,889,083. The jury also concluded that our infringement was willful and awarded Bio-Rad approximately $24 million in damages through June 30, 2018. We appealed the jury verdict. Post-trial, Bio-Rad moved for a permanent injunction, treble damages for willful infringement, attorneys’ fees, supplemental damages for the period from the second quarter of 2018 through the end of the trial as well as pre- and post-judgment interest.
The Court denied Bio-Rad’s request for attorneys’ fees and enhanced damages for willful infringement. The Court awarded supplemental damages for the period from the second quarter of 2018 through the end of trial as well as pre- and post-judgment interest. The Court entered final judgment against us in the amount of approximately $35 million in August 2019. In the fourth quarter of 2018, we began recording an accrual for estimated royalties as cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of June 30, 2020, we had accrued a total of $75.2 million relating to this matter which includes the $35 million judgment and our estimated 15% royalty for subsequent sales through that date.
In July 2019, the Court also granted Bio-Rad a permanent injunction against our legacy GEM microfluidic chips and associated consumables that were found to infringe the Bio-Rad patents, which historically constituted a significant amount of our product sales. However, under the injunction, we are permitted to continue to sell our legacy GEM microfluidic chips and associated consumables for use with our historical installed base of instruments provided that we pay into escrow a royalty of 15% of our net revenue related to such sales occurring after August 28, 2019. We appealed the Court's judgment including the injunction to the Federal Circuit.
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. We intend to further appeal this decision. Unless that appeal is successful, we will be required to pay the judgment, interest and the amount (if any) of additional royalties ordered by the Court. It will be up to the Court to determine whether additional post-judgment royalties apply and in what amount, which we expect the Court to finalize once appeals are completed. We have accrued $75.2 million as of June 30, 2020 related to this matter which is classified within current liabilities in our condensed consolidated balance sheets as of this date. The restricted cash of $57.8 million would be used to partially satisfy this payment should we lose our further appeal.
Neither the lower Court judgment nor the Federal Circuit opinion in the 2015 Delaware Action implicate our Next GEM products. We have dedicated significant resources to designing and manufacturing our Next GEM microfluidic chips which use fundamentally different physics from our legacy GEM microfluidic chips. Neither the jury verdict nor the injunction relate to our Next GEM microfluidic chips based on our new proprietary design and associated consumables which we launched in May 2019 for three of our single cell solutions – Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC. Since August 28, 2019, all Chromium instruments that we sell and have sold operate exclusively with our Next GEM solutions and we currently expect that our Chromium products utilizing our Next GEM microfluidic chips will constitute substantially all of our Chromium consumables sales by the end of 2020.
Although our Next GEM microfluidic chips were designed to replace our legacy GEM microfluidic chips, we cannot assure you that we will be able to make our Next GEM microfluidic chip work with all of our solutions, that our Next GEM microfluidic chip will allow our customers to maintain the level of performance or quality of our legacy GEM microfluidic chip, that our Next GEM microfluidic chip will replace the sales of the legacy GEM microfluidic chip or that we will be able to manufacture the Next GEM microfluidic chips in sufficient volumes in a timely fashion. Our Next GEM microfluidic chips may be subject to future claims of infringement by Bio-Rad or others and are currently the subject of the litigation described in this risk factor. While we believe that our Chromium solutions, when used with our Next GEM microfluidic chip, would not infringe the asserted Bio-Rad patents, we cannot assure you that our Next GEM microfluidic chip would not become subject to additional patent infringement litigation, which could prevent us from making, selling and importing our Next GEM microfluidic chips. In addition, it is possible that Bio-Rad could, in the future, claim that our continued sale of products violates orders issued by the court and request that the court impose sanctions or other penalties on us for such violations.
In addition, we have not developed Next GEM microfluidic chips for our Single Cell CNV and Linked-Read solutions. Although the Federal Circuit recently vacated the injunction with respect to our Single Cell CNV and Linked-Read solutions, we have not yet released a new version of our instrument that would allow our customers to use these solutions using our legacy GEM microfluidic chip.

As of June 30, 2020, we had accrued a total of $75.2 million relating to this matter. Depending upon the ultimate outcome of the litigation with Bio-Rad, we may be required to pay damages, interest and other amounts at a time specified by the court in excess of these reserves should our accruals prove insufficient to cover the actual damages awarded in the case. While we will continue to evaluate and review our estimate of amounts payable from time to time for any indications that could require us to change our assumptions relating to the amounts already recorded, we cannot assure investors that our estimates and related reserves will be sufficient.
Also in 2015, we filed multiple petitions for inter partes review (“IPR”) at the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) against Raindance and the University of Chicago relating to the patents asserted in the 2015 Delaware Action, including U.S. Patent Nos. 7,129,091, 8,658,430, 8,304,193, 8,273,573, 8,329,407, 8,889,083 and 8,822,148. Among these proceedings, all the claims in the ‘430 patent were determined by the PTAB to be invalid, all the claims in the ‘573 patent were canceled, and our invalidity challenges to the remaining Bio-Rad patents were unsuccessful. Accordingly, we may be precluded from challenging the ‘091, ‘193, ‘407 and ‘148 patents at the PTAB in the future as a result of these decisions. Further, because all the claims in the ‘083 patent survived the IPR challenge, we will be precluded from making certain invalidity challenges to this patent at the PTAB, or in a district court or ITC litigation in the future.

The ITC 1068 Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC filed a complaint against us in the ITC pursuant to Section 337 of the Tariff Act of 1930, alleging that substantially all of our Chromium products infringe U.S. Patents Nos. 9,089,844, 9,126,160, 9,500,664, 9,636,682 and 9,649,635 (the “ITC 1068 Action”). Bio-Rad is seeking an exclusion order preventing us from importing the accused microfluidic chips, including (1) our legacy GEM microfluidic chip, (2) our gel bead manufacturing microfluidic chip and (3) our Next GEM microfluidic chip, into the United States and a cease and desist order preventing us from selling such imported chips. An evidentiary hearing for the ITC 1068 Action was held in May 2018 and the presiding judge issued an Initial Determination in September 2018, finding that our legacy GEM microfluidic chips infringe the ‘664, ‘682 and ‘635 patents but not the ‘160 patent. The judge further found that our gel bead manufacturing microfluidic chip and Next GEM microfluidic chip do not infringe any claim asserted against them (the “Initial Determination”). The judge recommended entry of an exclusion order preventing us from importing our legacy GEM microfluidic chips and a cease and desist order that would prevent us from selling such imported chips.
On December 18, 2019, the ITC issued its final determination in the ITC 1068 Action (the “Final Determination”). The Final Determination affirmed the Initial Determination that our Next GEM microfluidic chips and gel bead manufacturing microfluidic chips do not infringe any of the claims asserted against them. The Final Determination also affirmed the ruling that our legacy GEM microfluidic chips infringe the ‘664, ‘682 and ‘635 patents but not the ‘160 patent. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation of the legacy GEM microfluidic chips into the United States and (2) a cease and desist order preventing us from selling such imported legacy GEM microfluidic chips in the United States. The ITC expressly allowed the importation and sale of the legacy GEM microfluidic chips for use by researchers who were using such chips as of December 18, 2019, and who have a documented need to continue receiving such chips for a specific current ongoing research project for which that need cannot be met by any alternative product. The Final Determination was subject to a 60-day presidential review period. During the presidential review period, we were permitted to continue importation and sales of the legacy GEM microfluidic chips subject to payment of a bond of three (3) percent of the entered value of the accused microfluidic chips.
We and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of our gel bead manufacturing chips, but not with respect to non-infringement of our Next GEM microfluidic chips. We have appealed the Final Determination with respect to infringement of our legacy GEM microfluidic chips. We expect oral arguments to be held around the first quarter of 2021 and a decision around mid-2021.
In order to allow our customers to continue their important research, we have dedicated significant resources to developing the capabilities to manufacture our microfluidic chips in the United States prior to the entry of the exclusion order or cease and desist order which took effect in February 2020. Prior to the second quarter of 2019, all of our microfluidic chips were manufactured outside of the United States. Our United States manufacturing facilities achieved volume production of certain of our legacy GEM microfluidic chips beginning in the third quarter of 2019. We cannot assure investors that our U.S. manufacturing facilities can produce our microfluidic chips to the same level of functionality, quality or quantity as our current foreign manufacturer. Moreover, Bio-Rad has also filed other suits against us, including in the U.S. District Court for the Northern District of California, which is discussed separately below. If Bio-Rad succeeds in obtaining an injunction in the district court case or any of the other cases, we could be prohibited from selling our legacy GEM microfluidic chips, regardless of where they are manufactured. If we are prohibited from selling our legacy GEM microfluidic chips, our business, operations, financial results and reputation would be significantly adversely impacted.
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

The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against us in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe U.S. Patents Nos. 9,216,392, 9,347,059 and the five patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against our Next GEM products. In August 2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents. If we are found to infringe these patents or if we are prohibited from selling our products, our business, operations, financial results and reputation could be significantly adversely impacted.
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
The Germany Action
On February 13, 2018, Bio-Rad filed suit against us in Germany in the Munich Region Court alleging that our Chromium instruments, legacy GEM microfluidic chips and certain accessories infringe German Utility Model No. DE 20 2011 110 979. Bio-Rad seeks unspecified damages and an injunction prohibiting sales of these products in Germany and requiring us to recall these products sold in Germany subsequent to February 11, 2018. An initial hearing was held on November 27, 2018, and a subsequent hearing was held on May 15, 2019. The Court issued a ruling on November 20, 2019. The Court ruled that our legacy GEM microfluidic chips, as well as certain Chromium instruments and accessories used with legacy GEM microfluidic chips, infringed the German Utility Model. The Court issued an injunction with respect to such legacy GEM microfluidic chips, Chromium instruments and accessories used with such systems, prohibiting among other things the sale of these products in Germany and the importation of such products into Germany. The Court found that we are obligated to compensate Bio-Rad for unspecified damages and required that these products be recalled from distribution channels in Germany. The Court further found that we have to bear the statutory costs of the legal dispute in a minimum amount of at least 61,000 Euros. The Court’s ruling did not address our Next GEM products, which were not accused in this action and which constitute substantially all of our Chromium sales in Germany. The Company appealed the Court's ruling.
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement.
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
The 2018 Delaware Action
On October 25, 2018, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that substantially all of our Chromium products, including our legacy GEM products and Next GEM products, infringe U.S. Patent Nos. 9,562,837 and 9,896,722. Bio-Rad seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees.
In October 2019, we filed four petitions for inter partes review (“IPR”) challenging the validity of both asserted patents. On April 27, 2020, the Patent Trials and Appeals Board (“PTAB”) instituted review on all four of these petitions. A final written decision is expected from the PTAB in April 2021.
In June 2020, the Court completely stayed the District of Delaware litigation pending resolution of the IPRs before the PTAB.
If we are found to infringe these patents or if we are prohibited from selling our products, our business, operations, financial results and reputation could be significantly adversely impacted.

The Massachusetts Action
On September 11, 2019, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that our Next GEM products infringe certain claims of U.S. Patent No. 8,871,444. On November 5, 2019, Bio-Rad amended the complaint to additionally allege that our Next GEM products infringe certain claims of U.S. Patent Nos. 9,919,277 and 10,190,115. The ‘444 and ‘277 patents are exclusively licensed by Bio-Rad from Harvard University, which subsequently joined the suit as a party plaintiff. Bio-Rad is seeking damages and an injunction against our Next GEM products amongst other remedies. The ‘444 and ‘277 patents are projected to expire in October 2024.
On December 18, 2019, Bio-Rad dismissed this action in the District of Delaware and refiled it in the U.S. District Court for the District of Massachusetts. The case was assigned to Judge William G. Young. On January 14, 2020, the Court consolidated this case with a separate action, Bio-Rad Laboratories Inc. et al. v. Stilla Technologies, Inc. ("Stilla"), in which Bio-Rad is asserting the ‘444 patent (among other patents) against Stilla’s droplet digital PCR product. On January 23, 2020, we filed a motion to dismiss the case and to transfer the ‘115 patent to the Northern District of California, where the related ‘059 patent is stayed.
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
Discovery is ongoing. A Markman hearing is expected in September 2020. In July 2020, the Court set a trial date for Bio-Rad’s patent claims and our patent counterclaims in April 2021 and set a trial date for our antitrust counterclaims in July 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. We expect the PTAB to issue a decision on institution of these IPR petitions in the first quarter of 2021.
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
On February 12, 2020, the ITC issued its Final Determination affirming the judge’s findings with respect to Bio-Rad’s violation of the ‘024, ‘468 and ‘530 patents, including the judge’s findings for those patents with respect to infringement, validity and ownership. The ITC issued an exclusion order prohibiting Bio-Rad from importing into the United States infringing microfluidic devices, components thereof and products containing same, including the ddSEQ products. The ITC also issued a cease and desist order preventing Bio-Rad from selling such imported products in the United States. The ITC’s remedial orders do not identify any ddSEQ assay as exempted from their potential scope. The ITC orders do not prohibit the importation or sale of microfluidic consumables imported into the U.S. for use by researchers who are using such consumables as of February 12, 2020, and who have a documented need to continue receiving such consumables for a specific current ongoing research project for which that need cannot be met by any alternative product. The Final Determination is subject to a 60-day presidential review period.  On

April 29, 2020, Bio-Rad appealed the Final Determination to the Court of Appeals for the Federal Circuit. We expect appeals to be completed in mid-2021, and we cannot guarantee investors that the Final Determination will not be reversed on appeal.
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
The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
•we have initiated, and in the future may initiate, litigation or other proceedings against third parties to enforce our patent rights;
•third parties have initiated, and in the future may initiate, litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us or that such patents are invalid or unenforceable;
•third parties have initiated, and in the future may initiate, oppositions, IPRs, post grant reviews or reexamination proceedings challenging the validity or scope of our patent rights, requiring us and/or licensors to participate in such proceedings to defend the validity and scope of our patents;
•there are, and in the future may be, more challenges or disputes regarding inventorship or ownership of patents currently identified as being owned by or licensed to us; or
•at our initiation or at the initiation of a third-party, the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us and/or licensors to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of July 15, 2020, worldwide we owned or exclusively licensed over 250 issued or allowed patents and over 500 pending patent applications. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.

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
The trading price of our Class A common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•the timing of our launch of future products and degree to which the launch and commercialization thereof meets the expectations of securities analysts and investors;
•the outcomes of and related rulings in the litigation and administrative proceedings in which we are currently or may in the future become involved;
•the timing and rate of market acceptance of our Next GEM microfluidic chips, the successful transition of our customers to our Next GEM microfluidic chips and our ability to make our Next GEM microfluidic chip work with all of our solutions;
•the failure or discontinuation of any of our product development and research programs;
•changes in the structure or funding of research at academic and research laboratories and institutions, including changes that would affect their ability to purchase our instruments or consumables;
•the success of existing or new competitive businesses or technologies;
•announcements about new research programs or products of our competitors;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•litigation and governmental investigations involving us, our industry or both;
•regulatory or legal developments in the United States and other countries;
•volatility and variations in market conditions in the life sciences sector generally, or the genomics sector specifically;

•investor perceptions of us or our industry;
•the level of expenses related to any of our research and development programs or products;
•actual or anticipated changes in our estimates as to our financial results or development timelines, variations in our financial results or those of companies that are perceived to be similar to us or changes in estimates or recommendations by securities analysts, if any, that cover our Class A common stock or companies that are perceived to be similar to us;
•whether our financial results meet the expectations of securities analysts or investors;
•the announcement or expectation of additional financing efforts;
•stock-based compensation expense under applicable accounting standards;
•sales of our Class A common stock or Class B common stock by us, our insiders or other stockholders;
•general economic, industry and market conditions;
•natural disasters, infectious diseases, epidemics or pandemics including COVID-19, outbreaks or major catastrophic events; and
•the other factors described in this “Risk Factors” section.
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
We anticipate that we will seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements in the future to fund our operations. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Our decision to issue debt or equity securities will also depend on contractual, legal and other restrictions that may limit our ability to raise additional capital. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness in the future could result in fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.

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
We will no longer qualify as an emerging growth company as of January 1, 2021.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal controls over financial reporting. We will no longer qualify as an "emerging growth company" as of January 1, 2021 and will be required to comply with certain provisions of SOX and will no longer take advantage of reduced disclosure requirements.

As a public company, and particularly after we are no longer an emerging growth company beginning on January 1, 2021, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Dodd-Frank Wall Street Reform and Consumer Protection Act, SOX, the listing requirements of Nasdaq and other applicable federal and Delaware rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. However, while we remain an emerging growth company until January 1, 2021, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
As a public company, we are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq and certain provisions of SOX and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we have to and will continue to, among other things:
•prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable Nasdaq rules;
•create or expand the roles and duties of our board of directors and committees of the board;
•institute more comprehensive financial reporting and disclosure compliance functions;
•supplement our internal accounting, auditing and reporting function, including hiring additional staff with expertise in accounting and financial reporting for a public company;
•enhance and formalize closing procedures at the end of our accounting periods;
•enhance our internal audit and tax functions;
•enhance our investor relations function;

•establish new internal policies, including those relating to disclosure controls and procedures; and
•involve and retain to a greater degree outside counsel and accountants in the activities listed above.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;
•our multi-class common stock structure provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause by the affirmative vote of holders of at least two-thirds of the voting power of our then outstanding capital stock;
•certain amendments to our amended and restated certificate of incorporation require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
•any stockholder-proposed amendment to our amended and restated bylaws requires the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
•our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
•our stockholders are able to act by written consent only if the action is first recommended or approved by the board of directors;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•only our chairman of the board of directors, chief executive officer or a majority of the board of directors are authorized to call a special meeting of stockholders;
•certain litigation against us can only be brought in Delaware;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Sales of Unregistered Securities
None during the three months ended June 30, 2020.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of October 18, 2018, by and among the Registrant and the other parties thereto.	S-1/A	333-233361	4.1	8/19/2019
4.2	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.2+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.3+	2019 Employee Stock Purchase Plan and forms of agreements thereunder.	10-Q	001-39035	10.04	11/12/2019
10.4+	Non-Employee Director Compensation Policy.	S-1	333-233361	10.13	8/19/2019
10.5+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-233361	10.17	9/3/2019
10.6	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.
10.7	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

10x Genomics, Inc.

Date: August 12, 2020	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Justin McAnear
Justin McAnear Chief Financial Officer (Principal Financial and Accounting Officer)