Form 10-Q
period 2020-09-30
10x Genomics, Inc.
filed 2020-11-12
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 30, 2020, the registrant had 80,156,104 shares of Class A common stock, $0.00001 par value per share, outstanding and 27,450,713 shares of Class B common stock, $0.00001 par value per share, outstanding.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2020 and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” we previously disclosed in our prospectus filed with the SEC on September 11, 2020 and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$768,773	$424,166
Restricted cash	59,451	—
Accounts receivable, net	36,026	33,371
Inventory	25,118	15,270
Prepaid expenses and other current assets	11,083	8,033
Total current assets	900,451	480,840
Property and equipment, net	65,111	48,821
Restricted cash	5,474	52,327
Operating lease right-of-use assets	45,379	—
Other assets	26,129	23,935
Total assets	$1,042,544	$605,923
Liabilities and stockholders’ equity
Current liabilities:
Accrued contingent liabilities	$77,558	$—
Accounts payable	9,490	13,028
Accrued compensation and related benefits	11,189	12,394
Accrued expenses and other current liabilities	38,583	24,448
Term loans, current portion	—	9,882
Deferred revenue, current	3,775	3,297
Operating lease liabilities	4,976	—
Total current liabilities	145,571	63,049
Term loans, noncurrent portion	—	19,837
Accrued contingent liabilities	—	68,658
Accrued license fee, noncurrent	11,223	16,251
Deferred rent, noncurrent	—	16,120
Operating lease liabilities, noncurrent	56,618	—
Other noncurrent liabilities	4,052	1,925
Total liabilities	217,464	185,840
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized and 105,599,976 shares issued and outstanding as of September 30, 2020; 1,100,000,000 shares authorized and 96,241,596 shares issued and outstanding as of December 31, 2019	2	2
Additional paid-in capital	1,214,655	682,494
Accumulated deficit	(389,525)	(262,367)
Accumulated other comprehensive loss	(52)	(46)
Total stockholders’ equity	825,080	420,083
Total liabilities and stockholders’ equity	$1,042,544	$605,923
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$71,817	$61,207	$186,627	$170,604
Cost of revenue	14,411	15,480	39,571	44,451
Gross profit	57,406	45,727	147,056	126,153
Operating expenses:
Research and development	30,143	22,209	83,670	55,208
In-process research and development	40,637	—	40,637	—
Selling, general and administrative	51,549	32,614	146,352	92,078
Accrued contingent liabilities	332	—	956	1,360
Total operating expenses	122,661	54,823	271,615	148,646
Loss from operations	(65,255)	(9,096)	(124,559)	(22,493)
Other income (expense):
Interest income	28	481	1,471	986
Interest expense	(397)	(708)	(1,365)	(2,087)
Other expense (income), net	361	(272)	121	(413)
Loss on extinguishment of debt	—	—	(1,521)	—
Total other expense	(8)	(499)	(1,294)	(1,514)
Loss before provision for income taxes	(65,263)	(9,595)	(125,853)	(24,007)
Provision for income taxes	585	8	1,305	110
Net loss	$(65,848)	$(9,603)	$(127,158)	$(24,117)
Other comprehensive income:
Foreign currency translation adjustment	(366)	(126)	(6)	(123)
Comprehensive loss	$(66,214)	$(9,729)	$(127,164)	$(24,240)
Net loss per share, basic and diluted	$(0.65)	$(0.33)	$(1.28)	$(1.21)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	101,341,945	29,184,218	99,058,139	19,904,184
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	96,241,596	$2	$682,494	$(262,367)	$(46)	$420,083
Issuance of Class A common stock upon exercise of stock options	—	—	1,903,612	—	3,283	—	—	3,283
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	122	—	—	122
Stock-based compensation	—	—	—	—	6,718	—	—	6,718
Net loss	—	—	—	—	—	(21,143)	—	(21,143)
Other comprehensive income	—	—	—	—	—	—	5	5
Balance as of March 31, 2020	—	—	98,145,208	2	692,617	(283,510)	(41)	409,068
Issuance of Class A common stock related to equity awards	—	—	2,113,974	—	8,051	—	—	8,051
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	42	—	—	42
Stock-based compensation	—	—	—	—	13,920	—	—	13,920
Net loss	—	—	—	—	—	(40,167)	—	(40,167)
Other comprehensive income	—	—	—	—	—	—	355	355
Balance as of June 30, 2020	—	$—	100,259,182	$2	$714,630	$(323,677)	$314	$391,269
Sale of Class A common stock	—	—	4,600,000	—	482,279	—	—	482,279
Issuance of Class A common stock related to equity awards	—	—	740,794	—	3,920	—	—	3,920
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	42	—	—	42
Stock-based compensation	—	—	—	—	13,784	—	—	13,784
Net loss	—	—	—	—	—	(65,848)	—	(65,848)
Other comprehensive income	—	—	—	—	—	—	(366)	(366)
Balance as of September 30, 2020	$—	$—	105,599,976	$2	$1,214,655	$(389,525)	$(52)	$825,080
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

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(127,158)	$(24,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,094	4,221
Stock-based compensation expense	34,357	8,258
Loss on disposal of property and equipment	—	614
Loss on extinguishment of debt	1,521	—
Accretion of discount on term loan	17	72
Amortization of right-of-use assets	3,511	—
Changes in operating assets and liabilities:
Accounts receivable	(2,654)	1,938
Inventory	(9,848)	(4,735)
Prepaid expenses and other current assets	(3,363)	(2,756)
Other assets	(2,574)	49
Accounts payable	(3,307)	2,686
Accrued compensation and other related benefits	(1,286)	838
Deferred revenue	898	787
Accrued contingent liabilities	8,900	24,501
Accrued expenses and other current liabilities	9,464	2,550
Deferred rent, noncurrent	—	12,841
Operating lease liability	(3,093)	—
Other noncurrent liabilities	(3,202)	180
Net cash (used in) provided by operating activities	(87,723)	27,927
Investing activities:
Acquisition of intangible assets	(801)	—
Purchases of property and equipment	(15,327)	(36,186)
Net cash used in investing activities	(16,128)	(36,186)
Financing activities:
Payments on financing arrangement	(5,846)	—
Payments on term loans	(31,256)	—
Proceeds from issuance of common stock upon initial and follow-on public offering, net of issuance costs	483,047	412,679
Proceeds from borrowings under revolver	—	11,000
Payments on borrowings under revolver	—	(11,000)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	15,255	3,018
Net cash provided by financing activities	461,200	415,697
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(144)	(37)
Net increase in cash, cash equivalents, and restricted cash	357,205	407,401
Cash, cash equivalents, and restricted cash at beginning of period	476,493	70,088
Cash, cash equivalents, and restricted cash at end of period	$833,698	$477,489

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,670	$1,722
Cash paid for taxes	$224	$22

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$14,183	$6,511
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,883	$—
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$768	$1,855
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$243,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) was incorporated in the state of Delaware on July 2, 2012 and is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium and Chromium Connect instruments, which the Company refers to as “instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for both the Company’s Visium and Chromium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in China, Germany, Netherlands, Singapore, Sweden and the United Kingdom.
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
Follow-on Public Offering
The Company’s registration statement on Form S-1 related to its follow-on public offering was declared effective by the SEC on September 10, 2020. The Company sold 4,600,000 shares of Class A common stock (which included 600,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $110.00 per share. Including the option exercise, the Company received aggregate net proceeds of $482.2 million after deducting offering costs, underwriting discounts and commissions of $23.8 million.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2.    Summary of Significant Accounting Policies
During the three and nine months ended September 30, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described below under “Recently Adopted Accounting Pronouncements.”
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
Level 1: Quoted prices in active markets for identical instruments
Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)
Cash and cash equivalents are comprised of money market funds and cash. Money market funds are highly liquid investments which are actively traded and are comprised of United States government securities. The pricing information for the Company’s money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of September 30, 2020 and December 31, 2019, the Company held $717.7 million and $398.5 million in money market funds, respectively, with no unrealized gains or losses.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These costs are amortized on a straight-line basis over the estimated useful life of the asset.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded for the three and nine-month periods ended September 30, 2020 and 2019.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842). This standard requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. On January 1, 2020, the Company early adopted Topic 842 using the optional transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the three and nine months ended September 30, 2020 are presented under the guidance in Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840 – Leases.
The Company elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification and to not reassess initial direct costs.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company early adopted this standard on a prospective basis effective January 1, 2020. As a result of the adoption of this standard, during the three and nine months ended September 30, 2020, the Company capitalized $0.1 million and $2.8 million, respectively, of implementation costs for enterprise resource planning and related software, Oracle Cloud, which went live during the third quarter of 2020. These costs are recorded within other assets in the condensed consolidated balance sheets and amortized on a straight-line basis over its useful life.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3.    Asset Acquisition
On August 21, 2020, the Company purchased all of the outstanding shares of CartaNA AB (“CartaNA”), a privately held company based in Stockholm, Sweden, for $41.8 million, inclusive of $0.6 million of transaction costs and net of cash acquired of $1.5 million. CartaNA is developing In Situ RNA analysis technology, consisting of a suite of proprietary reagents, which aims to enable researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
The transaction was accounted for as an asset acquisition. In connection with this acquisition, the Company acquired an in-process research and development intangible asset of $40.6 million which did not have alternative future use and therefore was recognized as an expense during the three months ended September 30, 2020 and included as a component of in-process research and development in the consolidated statements of operations and comprehensive loss. The Company also acquired $0.8 million in intangible assets related to customer relationships and assembled workforce which are included in other assets in the condensed consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$40,637
Intangible assets	801
Other assets and liabilities, net	348
Total net assets acquired	$41,786
4.    Other Financial Statement Information
Inventory
Inventory was comprised of the following as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Purchased materials	$7,733	$6,436
Work in progress	8,475	3,996
Finished goods	8,910	4,838
Inventory	$25,118	$15,270

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Intangible Assets, Net
Intangible assets, net, which are recorded within other assets in the condensed consolidated balance sheets, consisted of the following (dollars in thousands):

	September 30, 2020				December 31, 2019
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	14.0	$22,504	$(1,590)	$20,914	14.7	$22,504	$(440)	$22,064
Customer relationships	4.1	805	(66)	739	5.9	204	(32)	172
Trademarks	1.1	204	(125)	79	1.9	204	(74)	130
Assembled workforce	4.9	200	(3)	197		—	—	—
Total intangible assets, net		$23,713	$(1,784)	$21,929		$22,912	$(546)	$22,366
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2020 (excluding the nine months ended September 30, 2020)	$455
2021	1,815
2022	1,753
2023	1,723
2024	1,642
Thereafter	14,541
Total	$21,929
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related costs	$1,146	$470
Employee stock purchase program liability	2,614	1,862
Accrued bonus	2,174	6,154
Accrued commissions	2,412	2,473
Accrued acquisition-related compensation	1,481	818
Other	1,362	617
Accrued compensation and related benefits	$11,189	$12,394
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2020	December 31, 2019
Accrued legal expenses	$9,984	$4,375
Accrued license fee	5,884	6,183
Accrued royalties for licensed technologies	1,811	2,025
Accrued property and equipment	11,874	3,885
Accrued consulting	2,364	1,173
Product warranties	337	467
Customer deposits	1,100	1,304
Taxes payable	1,788	1,087
Other	3,441	3,949
Accrued expenses and other current liabilities	$38,583	$24,448
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	September 30, 2020	December 31, 2019
Beginning of period	$467	$804
Amounts charged to cost of revenue	438	741
Repairs and replacements	(568)	(1,078)
End of period	$337	$467
Revenue and Deferred Revenue
As of September 30, 2020, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium instruments, was $5.0 million, of which approximately 75% is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $5.0 million and $4.1 million as of September 30, 2020 and December 31, 2019, respectively, consisted of deferred revenue related to extended warranty service agreements, and as of September 30, 2020, the short-term portion was $3.8 million. Revenue recorded during the three and nine months ended September 30, 2020 included $0.7 million and $2.8 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2019. Contract assets as of September 30, 2020 and December 31, 2019 were not material.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Instruments	$9,676	$10,377	$26,108	$25,527
Consumables	60,557	49,745	156,149	142,134
Services	1,584	1,085	4,370	2,943
Total revenue	$71,817	$61,207	$186,627	$170,604

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$42,363	$35,838	$102,356	$97,293
Europe, Middle East and Africa	15,497	12,136	40,370	36,634
China	8,689	7,046	27,314	22,453
Asia-Pacific[1]	5,268	6,187	16,587	14,224
Total revenue	$71,817	$61,207	$186,627	$170,604
1 Asia-Pacific excludes China which is disclosed separately.
Revenue for the United States, which is included in North America in the table above, was 57% and 57% of consolidated revenue for the three months ended September 30, 2020 and 2019, respectively, and 53% and 55% of consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively.
5.    Debt
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
The revolving line of credit continued to be in effect until its termination at the election of the Company on June 18, 2020. Prior to its termination, the revolving line of credit provided the Company with credit of up to $25.0 million through December 2022. The amount available on the revolving line of credit was based on 80% of eligible receivables and was subject to a borrowing base calculation. Principal amounts outstanding under the revolving line of credit accrued interest at a floating per annum rate equal to the greater of The Wall Street Journal prime rate plus 0.25% or 4.5% and were repayable monthly. Upon termination of the revolving line of credit and the Loan and Security Agreement on June 18, 2020, the Company incurred termination fees of $0.3 million. As of September 30, 2020 and December 31, 2019, there were no balances outstanding under the revolving line of credit.
6.    Commitments and Contingencies
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
The Company performed evaluations of these contracts and determined them to be operating leases. For the three and nine months ended September 30, 2020, the Company incurred $2.1 million and $6.1 million, respectively, of operating lease costs. The Company also incurred $19 thousand and $0.2 million, respectively, of variable lease costs for the three and nine months ended September 30, 2020. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 was $5.1 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.
The maturity of the Company’s operating lease liabilities as of September 30, 2020 is as follows (in thousands):

Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$1,285
2021	9,106
2022	8,136
2023	8,262
2024	8,015
Thereafter	42,681
Total lease payments	$77,485
Less: imputed interest	(15,987)
Present value of operating lease liabilities	$61,498
Operating lease liabilities, current	$4,955
Operating lease liabilities, noncurrent	$56,543
The following table summarizes additional information related to operating leases as of September 30, 2020:

Weighted-average remaining lease term:
Operating leases	8.7 years
Weighted-average discount rate:
Operating leases	5.2%
The Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2019 are as follow (in thousands):

Rent Payments
2020	$6,247
2021	7,581
2022	6,794
2023	6,947
2024	7,064
Thereafter	38,346
Total minimum lease payments	$72,979
Purchase of Land
On August 10, 2020, the Company entered into an Agreement for Purchase and Sale (the “Purchase Agreement”) with Equity One (West Coast Portfolio) LLC, a Florida limited liability company (“Seller”), for the potential acquisition of certain real property located in Pleasanton, California (the “Property”) for an aggregate cash purchase price of $29.8 million. The Company had 74 days following the execution of the Purchase Agreement to conduct due diligence on the property (the “Contingency Period”) during which time the Company could have delivered a notice of termination to the Seller if the Company had determined through its due diligence that the Property was not suitable for purchase by the Company. On October 15, 2020, the Contingency Period was extended by 14 days. Prior to the expiration of the extended Contingency Period, the Company sent a Notice of Satisfaction to the Seller waiving the contingencies and provided an additional deposit of $0.8 million to the Seller. Subject to the conditions of the Purchase Agreement, the closing of the sale will occur within 31 days after the expiration of the Contingency Period, unless the Company provides written notice to the Seller and provides a deposit to extend the date of closing for an additional 30 days. The Company intends to utilize this site to accommodate its future growth requirements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The 2015 Delaware Action
In February 2015, Raindance Technologies, Inc. (“Raindance”) and the University of Chicago filed suit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court”), accusing the Company’s legacy GEM products of infringing certain U.S. patents owned by or exclusively licensed to Raindance (the “2015 Delaware Action”). In May 2017, Bio-Rad Laboratories, Inc. (“Bio-Rad”) was substituted as the plaintiff following its acquisition of Raindance. A jury trial was held in November 2018. The jury found that the accused legacy GEM products infringed U.S. Patent Nos. 8,304,193, 8,329,407 and 8,889,083. The jury also concluded that the Company's infringement was willful and awarded Bio-Rad approximately $24 million in damages through June 30, 2018. The Company appealed the jury verdict. Post-trial, Bio-Rad moved for a permanent injunction, treble damages for willful infringement, attorneys’ fees, supplemental damages for the period from the second quarter of 2018 through the end of the trial as well as pre- and post-judgment interest.
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
In July 2019, the Court awarded supplemental damages for the period from June 30, 2018 through the end of the trial in November 2018 and established the interest rates for pre- and post-judgment interest, which when combined with the original award, resulted in a $35 million preliminary judgment in favor of Bio-Rad for damages through November 2018 and interest. During the three and nine months ended September 30, 2020 and 2019, the Company recorded royalties of $2.0 million and $7.9 million, and $7.2 million and $23.1 million respectively, as a cost of revenue and an additional $0.3 million and $0.9 million, and zero and $1.4 million, respectively, during the three and nine months ended September 30, 2020 and 2019, as an operating expense for estimated pre- and post-judgment interest. The Company’s accrual of $77.6 million as of September 30, 2020 is comprised of the preliminary judgment, along with the Company’s estimate of additional royalties and interest for the period from November 2018 through September 30, 2020. To date the Company has not made any payments related to the judgment or royalties. In July 2019, the Court denied Bio-Rad’s other post-trial requests such as attorneys’ fees and enhanced damages for willful infringement.
In July 2019, the Court also granted Bio-Rad a permanent injunction against the Company’s legacy GEM microfluidic chips and associated consumables that were found to infringe the Bio-Rad patents, which historically constituted a significant amount of the Company’s product sales. However, under the injunction, the Company is permitted to continue to sell its legacy GEM microfluidic chips and associated consumables for use with its historical installed base of instruments provided that the Company pay into escrow a royalty of 15% of the Company’s net revenue related to such sales occurring after August 28, 2019. The amounts will be held in escrow until after the conclusion of the Company’s Federal Circuit appeal and the Delaware Court addresses anticipated motions regarding post-judgment royalties.
In August 2019, the Court ordered that the Company may post a bond in the amount of $52 million in lieu of payment of the final judgment. Bio-Rad subsequently asked the Court to increase the amount of the bond to approximately $61 million. The Company also asked the Court to reconsider its ruling and decrease the potential bond to approximately $35 million. On September 13, 2019, the Company posted a $52 million bond (the “Bond”) in lieu of payment of the judgment pending the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company’s ongoing appeal. In connection with the Bond, the Company deposited $45 million as collateral in a segregated cash account.
On October 10, 2019, the Court denied the Company’s motion to decrease the bond amount, and, without addressing Bio-Rad’s request to increase the bond amount, stayed any execution or enforcement of the judgment until the completion of appeal, and for thirty days thereafter. The Company appealed the Court's judgment including the injunction to the Federal Circuit.
In August 2020, the Federal Circuit issued its opinion in the Company's appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by the Company's legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to the Company's legacy GEM products. The Federal Circuit vacated the injunction with respect to the Company's Single Cell CNV and Linked-Read products but affirmed the injunction with respect to the Company's other legacy GEM products. In October 2020, the Company filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied the Company's petition for en banc rehearing on November 4, 2020 and is expected to issue a mandate in November 2020. The Company expects the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to be payable to Bio-Rad in December 2020. The Company further expects the case will be remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which the Company expects to be made in the first half of 2021. The Company has accrued $77.6 million as of September 30, 2020 related to this matter which is classified within current liabilities in its condensed consolidated balance sheets as of this date. Restricted cash of $59.4 million, classified within current assets in the Company's condensed consolidated balance sheets as of September 30, 2020 serves as collateral for a bond and royalties in connection with the Bio-Rad litigation and would be used to partially satisfy this payment.
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
The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against the Company in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe certain

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
patents in addition to the patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against the Company's Next GEM products. In August 2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents. In October 2020, we filed two petitions for inter partes review (“IPR”) challenging the validity of the ‘115 patent. We expect the Patent Trials and Appeals Board (“PTAB”) to issue a decision on institution of these IPR petitions in the second quarter of 2021. The Company believes that this lawsuit is without merit and intends to vigorously defend itself.
The Germany Action
On July 31, 2017, Bio-Rad filed suit against the Company in Germany in the Munich Region Court alleging that the Company infringed a European patent. Bio-Rad dismissed this action in August 2018.
On February 13, 2018, Bio-Rad filed suit against the Company in Germany in the Munich Region Court alleging that its Chromium instruments, legacy GEM microfluidic chips and certain accessories infringe a German utility model. Bio-Rad seeks unspecified damages and an injunction prohibiting sales of these products in Germany and requiring the Company to recall these products sold in Germany subsequent to February 11, 2018. An initial hearing was held on November 27, 2018, and a subsequent hearing was held on May 15, 2019. The Court issued a ruling on November 20, 2019. The Court ruled that the Company’s legacy GEM microfluidic chips, as well as certain Chromium instruments and accessories used with legacy GEM microfluidic chips, infringed the German Utility Model. The Court issued an injunction with respect to such legacy GEM microfluidic chips, Chromium instruments and accessories used with such systems, prohibiting among other things the sale of these products in Germany and the importation of such products into Germany. The Court found that the Company is obligated to compensate Bio-Rad for unspecified damages and required that these products be recalled from distribution channels in Germany. The Court further found that the Company has to bear the statutory costs of the legal dispute in a minimum amount of at least 61,000 Euros. The Company has accrued the 61,000 Euros for statutory costs in the condensed consolidated balance sheet as of September 30, 2020. The Company is unable to estimate any additional potential exposure related to the matter beyond the statutory costs that have been accrued. The Court’s ruling did not address the Company’s Next GEM products, which were not accused in this action and which constitute substantially all of the Company’s Chromium sales in Germany. The Company appealed the Court’s ruling.
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, the Company paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. The Company expects the Higher Court to rule on the merits in 2021. In August 2020, Bio-Rad filed its appeal response arguing for the first time that the Company's Next GEM microfluidic chips and certain accessories infringe the utility model. In its appeal response, Bio-Rad also attempted to add infringement allegations with respect to a new patent, European Patent No. 3 132 844, against the Company's Chromium instruments and Next GEM microfluidic chips. The Company believes it is procedurally improper to attempt to add these new claims at this stage, that the Company's Next GEM products are not covered by the lower court's judgment and are not admissible in the appeal, and that the newly asserted '844 patent is not admissible in the appeal. The Higher Court is not expected to rule on whether Next GEM products or the '844 patent are admissible in the appeal until 2021.
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
In October 2019, the Company filed four petitions for IPR challenging the validity of both asserted patents. On April 27, 2020, the PTAB instituted review on all four of these petitions. A final written decision is expected from the PTAB in April 2021.
In June 2020, the Court completely stayed the District of Delaware litigation pending resolution of the IPRs before the PTAB.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On March 25, 2020, the Court held a hearing with respect to (a) the Company’s motion to dismiss Bio-Rad’s patent claims, (b) the Company’s motion to transfer the ‘115 patent and (c) Bio-Rad’s motion to dismiss the Company’s antitrust counterclaims. On April 30, 2020, the Court denied the Company’s motion to dismiss with respect to Bio-Rad’s patent claims and granted the Company’s motion to transfer the ‘115 patent to the Northern District of California.  In August 2020, the Court granted Bio-Rad’s motion to dismiss (i) the Company's Sherman Act and Clayton Act counterclaims with respect to droplet single cell products and (ii) the Company's Sherman Act counterclaims with respect to droplet genetic analysis technology. The Court denied Bio-Rad’s motion to dismiss (i) the Company's Clayton Act counterclaims with respect to droplet genetic analysis technology; (ii) the Company's Sherman Act and Clayton Act counterclaims with respect to droplet digital PCR products; and (iii) the Company's California unfair competition counterclaims.
Discovery is ongoing. A Markman hearing was conducted in September 2020. In July 2020, the Court set a trial date for Bio-Rad's patent claims and the Company's patent counterclaims in April 2021 and set a trial date for the Company's antitrust counterclaims in July 2021.
In June 2020, the Company filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, the Company filed two petitions for IPR challenging the validity of the '277 patent. The Company expects the PTAB to issue a decision on institution of these IPR petitions in the first quarter of 2021.
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
In October 2019, the Company entered into a settlement and patent cross license agreement (the “BD Agreement”) with the BD Entities. The BD Agreement resolved all outstanding patent litigation between the parties (the “BD Litigation”), which was dismissed with prejudice on October 21, 2019. Under the terms of the BD Agreement, the BD Entities granted the Company and its affiliates, and the Company granted BD and its affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to molecular barcoding and single cell analysis, including to all the patents asserted

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
in the BD Litigation. The Company is required to make an aggregate payment of $25.0 million to BD in annual amounts of $6.25 million over four years beginning in January 2020 in connection with the BD Agreement. Upon execution of the BD Agreement, the fair value of these payments was recognized as a liability and is classified as accrued expenses and other current liabilities and accrued license fee, noncurrent on the Company’s condensed consolidated balance sheet as of September 30, 2020. As part of the BD Agreement, each party, on behalf of itself and its affiliates, has also entered into a covenant not to sue in certain fields related to each company’s products. The companies have also agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the BD Agreement. The Company considers this matter closed.
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
7.    Capital Stock
As of September 30, 2020, Class A common stock and Class B common stock issued and outstanding was 77,888,613 shares and 27,710,713 shares, respectively. During the three and nine months ended 2020, 2,153,783 and 47,558,717, respectively, shares of Class B common stock were converted to shares of Class A common stock upon the election of the holders of such shares.
8.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
As of September 30, 2020, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 10,510,200. Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan.
2019 Omnibus Incentive Plan
A total of 11,000,000 shares of Class A common stock was reserved for issuance under the 2019 Omnibus Incentive Plan at the time the 2019 Omnibus Incentive Plan was adopted in 2019. As of September 30, 2020, the number of shares of Class A common stock available for issuance under the 2019 Omnibus Incentive Plan was 3,086,238 shares issuable in connection with outstanding awards and 8,294,784 shares reserved for issuance in connection with grants of future awards.
2019 Employee Stock Purchase Plan
A total of 2,000,000 shares of Class A common stock was reserved for issuance under the ESPP at the time the ESPP was adopted in 2019. The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. Shares purchased under the ESPP are subject to a one-year holding period following the purchase date.
During the nine months ended September 30, 2020, 118,218 shares of Class A common stock were issued under the ESPP. No shares of Class A common stock were issued under the ESPP during 2019 or during the three months ended September 30, 2020. As of September 30, 2020, there were 1,881,782 shares available for issuance in connection with the current and future offering periods under the ESPP.
The assumptions used and the resulting weighted-average fair value per share for stock purchased under the ESPP during the nine months ended September 30, 2020 were as follows:

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Risk-free interest rate	1.85%
Expected volatility	52.18%
Expected term (years)	0.67
Expected dividends	0%
Weighted average grant-date fair value per share	$12.60

Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$398	$81	$1,108	$171
Research and development	5,467	1,650	14,398	3,448
Selling, general and administrative	7,919	2,143	18,851	4,639
Total stock-based compensation expense	$13,784	$3,874	$34,357	$8,258
Restricted Stock Units
The Company began granting restricted stock unit awards (“RSUs”) to employees and other service providers during the first quarter of 2020. RSU activity for the nine months ended September 30, 2020 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2019	—	$—
Granted	871,863	70.49
Vested	(81,876)	65.91
Cancelled	(10,691)	64.97
Outstanding as of September 30, 2020	779,296	$71.05
Stock Options
Stock options activity for the nine months ended September 30, 2020 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2019	15,918,243	$6.82
Granted	1,772,153	78.53
Exercised	(4,558,286)	2.48
Cancelled	(314,968)	20.30
Outstanding as of September 30, 2020	12,817,142	$17.95

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9.    Income Tax
The Company’s provision for income taxes was $0.6 million and $1.3 million, respectively, for the three and nine months ended September 30, 2020 and $8 thousand and $0.1 million, respectively, for the three and nine months ended September 30, 2019. The Company's effective tax rate was 0.9% and 1.0%, respectively, for the three and nine months ended September 30, 2020 and 0.1% and 0.5%, respectively, for the three and nine months ended September 30, 2019. The provision for income taxes for the three and nine months ended September 30, 2020 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
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
10.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(65,848)	$(9,603)	$(127,158)	$(24,117)
Weighted average shares used in computing net loss per share, basic and diluted	101,341,945	29,184,218	99,058,139	19,904,184
Net loss per share, basic and diluted	$(0.65)	$(0.33)	$(1.28)	$(1.21)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-options to purchase common stock	12,817,142	15,952,177	12,817,142	15,952,177
Shares subject to repurchase	84,375	164,375	84,375	164,375
Restricted stock units	779,296	—	779,296	—
Shares committed under ESPP	39,449	2,438	39,449	2,438
Total	13,720,262	16,118,990	13,720,262	16,118,990
11.    Subsequent Events
Acquisition of ReadCoor Inc.
On October 13, 2020 (the “Closing Date”), the Company completed its acquisition of ReadCoor, Inc., a Delaware corporation (“ReadCoor”), pursuant to the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of October 5, 2020 for a total consideration of $350.0 million in exchange for all outstanding equity interests of ReadCoor, subject to customary purchase price adjustments and holdback arrangements in accordance with the Merger Agreement (the “Merger Consideration”). The Merger Consideration to be paid to the former equity holders of ReadCoor consists, in the aggregate, of $100.0 million in cash (reduced by the amount of any transaction-related expenses, indebtedness and any working capital shortfall of ReadCoor at the Closing Date) and the balance in shares (the “Stock Consideration”) of the Company’s Class A common stock, par value $0.00001 per share (the “Company Common Stock”). The Company issued 1,901,402 shares of Company Common Stock in connection with the Stock Consideration, which were registered for resale in a registration statement on Form S-3 which was automatically effective upon its filing on October 16, 2020. The Merger Agreement contains representations, warranties, covenants, closing conditions and indemnities customary for acquisitions of this type.

Lease Agreement

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On November 6, 2020, the Company entered into a lease agreement with 6200 Stoneridge Mall Road Investors LLC, a Delaware limited liability company, to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The lease term will commence on January 1, 2021 and is expected to terminate on June 30, 2033 and total lease payments over the lease term are expected to amount to approximately $60.8 million. Upon lease commencement, the Company expects to recognize a right-of-use lease asset and corresponding lease liability in accordance with ASU No. 2016-2, Leases (Topic 842).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 27, 2020. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.
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
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our Chromium instruments and Chromium consumables are designed to work together exclusively. After buying a Chromium instrument, customers purchase consumables from us for use in their experiments. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. As such, our revenue growth is expected to outpace growth in our instrument placements as our business develops. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our Chromium instruments. For the three and nine months ended September 30, 2020, sales of our Chromium instruments accounted for 13% and 14% of our revenue, sales of our consumables accounted for 84% and 84% of our revenue and sales of services accounted for 2% and 2% of our revenue, respectively. For the three and nine months ended September 30, 2019, sales of our Chromium instruments accounted for 17% and 15% of our revenue, sales of our consumables accounted for 81% and 83% of our revenue and sales of services accounted for 2% and 2% of our revenue, respectively.
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
On September 15, 2020, we completed an underwritten follow-on public offering, in which we issued and sold 4,600,000 shares of Class A common stock (which included 600,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $110.00 per share. We received aggregate net proceeds of $482.2 million, after deducting offering costs, underwriting discounts and commissions of $23.8 million.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $65.8 million and $127.2 million for the three and nine months ended September 30, 2020 and $9.6 million and $24.1 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $389.5 million and cash and cash equivalents totaling $768.8 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
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
•During this pandemic, we moved quickly to place instruments and to provide reagents to clinicians and researchers around the world working to understand COVID-19 and develop cures for the disease. We were designated an essential business because our products are a critical tool for infectious disease research as they allow for a detailed understanding of how the virus causing COVID-19 impacts infected people, how the immune system is mobilized, which immune cells react to pathogens and many other aspects of the disease and potential therapies. Many of our customers have moved our Chromium Controller instruments into Biosafety Level 2 Plus (BSL2+) and 3 (BSL3) facilities, where they can be as close as possible to the front lines of this battle against COVID-19;
•Beginning in March, we required the majority of our personnel to work remotely while we designed and implemented measures to maintain a safe workplace. Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we implemented protocols and safety measures at our facilities including social distancing, symptom screening, regular deep cleaning and 10x-provided personal protective equipment to support and safeguard the health and safety of the team which remained onsite in March to support essential operations. Among other efforts, as we looked to regain our pre-COVID-19 levels of manufacturing and research and development activities by bringing additional personnel back onsite, in April we created a testing site for SARS-CoV-2 (the virus which causes COVID-19) at our Pleasanton headquarters. On a weekly basis, we test all employees who access our facilities, and no employee is allowed to access our facilities without a negative test. After having completed thousands of tests to date, our testing program has uncovered only a few, isolated test results indicating the presence of SARS-CoV-2. We believe we were able to successfully isolate these individuals and prevent the spread of the virus within our workforce, but we will continue to monitor and track these developments. As an additional safeguard against SARS-CoV-2 transmission among our onsite employee base, in the second quarter of 2020 we introduced the use of Controlled Air Purifying Respiratory Systems (“CAPRS”) by certain of our onsite employees who need to work in close proximity to each other. CAPRS work to protect 10x personnel by filtering out potentially harmful or infectious materials including SARS-CoV-2 particles. These and other safety measures have facilitated the safe return to work of most of our research and development, manufacturing and other operations personnel;
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
•Due to the measures taken to ensure the safety of 10x personnel described above, we have been able to materially increase our research and development capacity in the second and third quarters of 2020 relative to the height of the

COVID-19 shutdown. To date in 2020, we have launched four new products for our customers: (1) Our Targeted Gene Expression solution will allow researchers to target the genes most relevant for their research, validate their hypotheses faster and reduce sequencing costs; (2) Our Single Cell Multiome ATAC+Gene Expression solution is designed to allow researchers to read both gene expression and epigenetic programming in the same cells across thousands to tens of thousands of cells in a single experiment; (3) Our Visium Spatial Gene Expression solution with Immunofluorescence allows whole transcriptome spatial analysis and protein detection in the same tissue section; and (4) A new version of our Single Cell Immune Profiling solution offers increased sensitivity, reduced sequencing costs and access to rare gene signatures;
•Despite the impacts of the COVID-19 pandemic, including that the majority of 10x personnel worldwide continue to work remotely, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We implemented a cloud-based enterprise resource planning (“ERP”) system, Oracle Cloud, to automate our business processes including our forecasting, accounts receivable, inventory and vendor management processes which went live during the third quarter of 2020. We were also able to complete the underwritten public follow-on offering and the acquisition of CartaNA during the third quarter of 2020 and the acquisition of ReadCoor in October 2020; and
•We continue to actively review and manage costs to navigate the current environment and to allow 10x to remain in a strong financial and operating position until the pandemic is brought under control.
While the disruption is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—The impacts and potential impacts of the COVID-19 pandemic continues to create significant uncertainty for our business, financial condition and results of operations,” specifically, under Part II, Item 1A.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$71,817	$61,207	$186,627	$170,604
Cost of revenue	14,411	15,480	39,571	44,451
Gross profit	57,406	45,727	147,056	126,153
Operating expenses:
Research and development	30,143	22,209	83,670	55,208
In-process research and development	40,637	—	40,637	—
Selling, general and administrative	51,549	32,614	146,352	92,078
Accrued contingent liabilities	332	—	956	1,360
Total operating expenses	122,661	54,823	271,615	148,646
Loss from operations	(65,255)	(9,096)	(124,559)	(22,493)
Other income (expense):
Interest income	28	481	1,471	986
Interest expense	(397)	(708)	(1,365)	(2,087)
Other expense (income), net	361	(272)	121	(413)
Loss on extinguishment of debt	—	—	(1,521)	—
Total other expense	(8)	(499)	(1,294)	(1,514)
Loss before provision for income taxes	(65,263)	(9,595)	(125,853)	(24,007)
Provision for income taxes	585	8	1,305	110
Net loss	$(65,848)	$(9,603)	$(127,158)	$(24,117)

The following table sets forth our condensed consolidated results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	20.1%	25.3%	21.2%	26.1%
Gross profit	79.9%	74.7%	78.8%	73.9%
Operating expenses:
Research and development	42.0%	36.3%	44.8%	32.4%
In-process research and development	56.6%	—%	21.8%	—%
Selling, general and administrative	71.7%	53.3%	78.4%	53.9%
Accrued contingent liabilities	0.5%	—%	0.5%	0.8%
Total operating expenses	170.8%	89.6%	145.5%	87.0%
Loss from operations	(90.9)%	(14.9)%	(66.7)%	(13.1)%
Other income (expense):
Interest income	—%	0.8%	0.8%	0.5%
Interest expense	(0.6)%	(1.2)%	(0.7)%	(1.2)%
Other expense (income), net	0.5%	(0.4)%	0.1%	(0.2)%
Loss on extinguishment of debt	—%	—%	(0.8)%	—%
Total other expense	(0.1)%	(0.8)%	(0.6)%	(0.9)%
Loss before provision for income taxes	(91.0)%	(15.7)%	(67.3)%	(14.1)%
Provision for income taxes	0.8%	—%	0.7%	0.1%
Net loss	(91.8)%	(15.7)%	(68.0)%	(14.2)%
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Revenue	$71,817	$61,207	$10,610	17%	$186,627	$170,604	$16,023	9%
Revenue increased $10.6 million, or 17%, to $71.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, driven primarily by an increase in consumables revenue. Consumables revenue increased $10.8 million, or 22%, to $60.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in consumables revenue was primarily driven by growth in the instrument installed base partially offset by decreased demand due to closures of some of our customers' facilities arising from the continued impact of the COVID-19 pandemic. Instrument revenue decreased $0.7 million, or 7%, to $9.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to a decrease in number of units sold partially offset by higher average selling prices driven by Chromium Connect.
Revenue increased $16.0 million, or 9%, to $186.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, driven primarily by an increase in consumables and instruments revenue. Consumables revenue increased $14.0 million, or 10%, to $156.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase in consumables revenue was driven by the growth in the instrument installed base partially offset by decreased demand due to closures of some of our customers' facilities arising from the continued impact of the COVID-19 pandemic. Instrument revenue increased $0.6 million, or 2%, to $26.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to higher volume of instruments sold, partially offset by lower average selling prices. Revenue for the nine months ended September 30, 2020 include sales of our newly introduced Chromium Connect which have substantially higher selling prices.

We largely rely on research activities in both academic institutions and government laboratories for our revenue. In March 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus. By the end of the first quarter of 2020, the vast majority of academic and government labs around the world had suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business towards the latter part of the first quarter and throughout a majority of second quarter of 2020 resulting in lower revenues when compared to the three months ended June 30, 2019. However, beginning in June 2020, we observed a modest re-opening of labs for general research resulting in an uptick in our sales activity during this period. As of June 30, 2020, we estimated that approximately 60% of our customer labs were open for general research in some capacity, and labs continued to reopen throughout the third quarter. As of September 30, 2020, we estimated that approximately 80% of our customer labs were open for general research in some capacity. We further estimate that as of the end of the first week of November 2020, approximately 85% of our customer labs were open to general research in some capacity. Not all labs are able to operate at full capacity even if open and we may encounter delays before labs are able to fully resume their research and we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the fourth quarter of 2020 and beyond. Once labs re-open and are able to resume normal levels of research activities, we expect to continue to see increased demand for our products.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenue	$14,411	$15,480	$(1,069)	(7)%	$39,571	$44,451	$(4,880)	(11)%
Gross profit	$57,406	$45,727	$11,679	26%	$147,056	$126,153	$20,903	17%
Gross margin	80%	75%			79%	74%
Cost of revenue decreased $1.1 million, or 7%, to $14.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease of $5.2 million in royalties related to the 2015 Delaware Action discussed in Part II, Item 1 below, partially offset by an increase of $2.4 million due to higher volume and average cost of revenue for newly introduced products, $1.0 million of costs related to our development of a second manufacturing facility, $0.4 million of license fees and $0.4 million of inventory scrap and excess and obsolete inventory charges.
Cost of revenue decreased $4.9 million, or 11%, to $39.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to lower accrued royalties of $15.2 million related to the 2015 Delaware Action, partially offset by an increase of $5.1 million from increased sales including newly introduced products, $1.9 million of costs related to our development of a second manufacturing facility, inventory scrap and excess and obsolete inventory charges of $1.4 million, $1.1 million of license fees, and idle manufacturing capacity charges of $0.8 million.

Gross profit increased $11.7 million, or 26%, to $57.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to higher revenue and lower accrued royalties related to the 2015 Delaware Action. Gross margin increased by 5%, to 80% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a lower accrued royalties of $5.2 million related to the 2015 Delaware Action, partially offset by an increase of $2.4 million due to higher volume and average cost of sales associated with higher revenue and newly introduced products, $1.0 million of costs related to our development of a second manufacturing facility, $0.4 million of license fees and $0.4 million of inventory scrap and excess and obsolete inventory charges.

Gross profit increased $20.9 million, or 17%, to $147.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to higher revenue and lower accrued royalties related to the 2015 Delaware Action. Gross margin increased by 5%, to 79% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to a decrease in accrued royalties of $15.2 million related to the 2015 Delaware Action, partially offset by an increase of $5.1 million due to higher volume and average cost of sales associated with higher revenue and newly introduced products, $1.9 million of costs related to our development of a second manufacturing facility, inventory scrap and excess and obsolete inventory charges of $1.4 million, $1.1 million of license fees, and idle manufacturing capacity charges of $0.8 million.
Towards the end of the first quarter of 2020, the vast majority of academic and government labs around the world suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders and which extended into the second quarter of 2020 resulting in a decrease in overall demand during this period and also resulting in our production facilities running at less than normal capacity which negatively impacted our gross margins. While we experienced higher demand for our products during the third quarter of 2020 due to partial reopening of our customer's businesses, until and unless demand for our solutions normalizes, our gross profits and gross margins will be negatively impacted. While we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall gross profit and gross margins in the fourth quarter of 2020 and beyond, we plan to continue to invest in our manufacturing facilities and production efforts and manage our supply chain to ensure the delivery of products to our customers.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Research and development	$30,143	$22,209	$7,934	36%	$83,670	$55,208	$28,462	52%
In-process research and development	40,637	—	40,637	100%	40,637	—	40,637	100%
Selling, general and administrative	51,549	32,614	18,935	58%	146,352	92,078	54,274	59%
Accrued contingent liabilities	332	—	332	100%	956	1,360	(404)	(30)%
Total operating expenses	$122,661	$54,823	$67,838	124%	$271,615	$148,646	$122,969	83%

Research and development expenses increased $7.9 million, or 36%, to $30.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily driven by increased personnel expenses of $5.5 million including $3.8 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $1.6 million used to support our research and development efforts and $0.7 million of higher allocated costs for facilities and information technology to support the general expansion of our operations.
In-process research and development expense for the three months ended September 30, 2020 relates to intellectual property we purchased in connection with our acquisition of CartaNA. In connection with this acquisition, we recognized an in-process research and development intangible asset of $40.6 million which did not have alternative future use and therefore was recognized as an expense during this period. See Note 5 to the condensed consolidated financial statements for further details. There were no similar purchases in the three and nine months ended September 30, 2019.
Research and development expenses increased $28.5 million, or 52%, to $83.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily driven by increased personnel expenses of $20.0 million including $11.0 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $4.8 million used to support our research and development efforts and $3.7 million of higher allocated costs for facilities and information technology to support the general expansion of our operations.
Beginning in March 2020 and throughout the second quarter of 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending. While our research and development activities have increased relative to the height of the COVID-19 shutdown earlier in 2020, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall research activities or expenditures in the fourth quarter and beyond.
Selling, general and administrative expenses increased $18.9 million, or 58%, to $51.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily driven by increased personnel expenses of $9.6 million, including $5.8 million in stock-based compensation expense, outside legal expenses of $7.6 million (including $1.5 million of success fees), $1.3 million of costs related to COVID-19 screening, safety equipment purchases and cleaning and $0.7 million of higher allocated costs for facilities and information technology to support the general expansion of our operations.
Selling, general and administrative expenses increased $54.3 million, or 59%, to $146.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase in expenses was primarily driven by increased personnel expenses of $27.8 million including $14.2 million in stock-based compensation expense, outside legal expenses of $20.6 million, $2.2 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, $1.9 million of insurance costs and $1.7 million of costs related to COVID-19 screening, safety equipment purchases and cleaning.
While certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses, conferences and events, we are taking certain measures to manage our spending while continuing to incur expenses that we believe will further our strategic initiatives.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest income	$28	$481	$(453)	(94)%	$1,471	$986	$485	49%
Interest expense	(397)	(708)	311	(44)%	(1,365)	(2,087)	722	(35)%
Other expense	361	(272)	633	(233)%	121	(413)	534	(129)%
Loss on extinguishment of debt	—	—	—	N/M	(1,521)	—	(1,521)	N/M
Total other expense, net	$(8)	$(499)	$491	(98)%	$(1,294)	$(1,514)	$220	(15)%
N/M: result not meaningful.
Interest income decreased by $0.5 million to $28 thousand for the three months ended September 30, 2020 from $0.5 million for the three months ended September 30, 2019 primarily due to lower interest rates in the third quarter of 2020. While we earned interest on the net proceeds from the IPO completed in September 2019, interest income was lower for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to lower interest rates in the third quarter of 2020. Interest income increased by $0.5 million to $1.5 million for the nine months ended September 30, 2020 from $1.0 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 interest income increased due to the IPO proceeds partially offset by the lower interest rates in September 30, 2019.
Interest expense decreased for the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019. The decrease was driven primarily by the voluntary prepayment of our term loan on February 20, 2020 and lower interest rates partially offset by additional interest expense recognized on accrued license fees.
The change in other expense for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Loss on extinguishment of debt was $1.5 million for the nine months ended September 30, 2020. In February 2020, we prepaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.
Provision for Income Taxes
The Company’s provision for income taxes was $0.6 million and $1.3 million, respectively, for the three and nine months ended September 30, 2020 and $8 thousand and $0.1 million, respectively, for the three and nine months ended September 30, 2019. The Company's effective tax rate was 0.9% and 1.0%, respectively, for the three and nine months ended September 30, 2020 and 0.1% and 0.5%, respectively, for the three and nine months ended September 30, 2019. The provision for income taxes for the three and nine months ended September 30, 2020 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
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
Liquidity and Capital Resources
As of September 30, 2020, we had approximately $768.8 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $36.0 million in accounts receivable and an accumulated deficit of $389.5 million. Our cash and cash equivalents as of September 30, 2020 include net proceeds of $482.2 million after deducting offering costs, underwriting discounts and commissions arising from the sale of 4,600,000 shares of the Company's Class A common stock on September 10, 2020. Restricted cash of $59.4 million, classified within current assets in our condensed consolidated balance sheets serves as collateral for a bond and royalties in connection with the Bio-Rad litigation. Restricted cash of $5.5 million, classified within noncurrent assets in our condensed consolidated balance sheets serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the three months ended September 30, 2020, and we have generated losses from operations since inception as reflected in our accumulated deficit of $389.5 million. We expect to continue to incur operating losses for the foreseeable future due to decreased revenue arising from closures of our customers' facilities as a result of the COVID-19 pandemic and investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. On October 13, 2020, we completed our acquisition of ReadCoor Inc. for a total consideration of $350.0 million including $250.0 million in our Class A common stock and $100.0 million in cash. See Note 11 to the condensed consolidated financial statements for further details.
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damage award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020 and is expected to issue a mandate in November 2020. We expect the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to be payable to Bio-Rad in December 2020. We further expect the case will be remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect to be made in the first half of 2021. We have accrued $77.6 million as of September 30, 2020 related to this matter which is classified within current liabilities in our condensed consolidated balance sheets as of this date. The restricted cash of $59.4 million would be used to partially satisfy this payment.
We currently anticipate making aggregate capital expenditures of between approximately $80 million and $100 million during the next 12 months, which includes a $29.8 million real estate acquisition (see Note 6, “Purchase of Land” in our Notes to unaudited condensed consolidated financial statements for further details), the construction costs of our global expansion and equipment to be used for manufacturing and research and development. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, the timing of capital expenditures relating to our planned implementation of a new enterprise resource planning system and the introduction of new products. We take a long term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, real estate, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We are continuing to review opportunities that meet our long-term growth objectives.
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
The COVID-19 pandemic has negatively impacted the global economy, resulted in the closure of many of our customers’ facilities, disrupted global supply chains and created significant volatility and disruption of financial markets. While certain of our customers' labs began to re-open in June 2020 and continued to re-open during the quarter ended September 30, 2020, many of those labs are not yet fully operational and an extended period of economic disruption and closure, on-going limitations on operations at customer facilities or re-closure of our customers’ labs could materially affect our business, results of operations, financial condition and access to sources of liquidity. We will continue to monitor the development and control of the COVID-19 pandemic and we believe there will be an increase in business activity upon the loosening of pandemic-related restrictions, including a resurgence in activity levels at laboratories which were temporarily closed, barring a renewed increase in COVID-19 cases which may lead to further business closures. Although we are currently uncertain as to when this resurgence will occur, we intend to invest in research and development activities and other initiatives while the COVID-19 pandemic is brought under control including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
Sources of liquidity

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales and issuances of debt. In September 2019, we completed our IPO for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions of $37.7 million. In September 2020, we completed our follow-on public offering for aggregate proceeds of $482.2 million, after deducting offering costs, underwriting discounts and commissions of $23.8 million.
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
Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(87,723)	$27,927
Investing activities	(16,128)	(36,186)
Financing activities	461,200	415,697
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(144)	(37)
Net increase in cash, cash equivalents, and restricted cash	$357,205	$407,401
Operating activities
The net cash used in operating activities of $87.7 million for the nine months ended September 30, 2020 was due primarily to a net loss of $127.2 million, net cash outflow from changes in operating assets and liabilities of $10.1 million, partially offset by adjustments for stock-based compensation expense of $34.4 million, depreciation and amortization of $10.1 million, loss on extinguishment of debt of $1.5 million and amortization of leased right-of-use assets of $3.5 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $9.8 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, an increase in prepaid expenses and other current assets of $3.4 million, a decrease in accounts payable of $3.3 million due to timing of vendor payments, a decrease in other noncurrent liabilities of $3.2 million, a decrease of $3.1 million in payment of operating lease expenses, an increase in accounts receivable of $2.7 million due to timing of collections, an increase in other assets of $2.6 million and a decrease in accrued compensation and other related benefits of $1.3 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued expenses and other current liabilities of $9.5 million consistent with the growth of our business and an increase in accrued contingent liabilities of $8.9 million.
The net cash provided by operating activities of $27.9 million for the nine months ended September 30, 2019 was due primarily to a net loss of $24.1 million, offset by net cash inflow from changes in operating assets and liabilities of $38.9 million, with adjustments for stock-based compensation expense of $8.3 million, depreciation and amortization of $4.2 million and loss on disposal of property and equipment of $0.6 million. The net cash inflow from changes in operating assets and liabilities was primarily due to an increase in accrued contingent liabilities of $24.5 million, an increase in deferred rent, noncurrent of $12.8 million, an increase in accrued expenses and other current liabilities of $2.6 million, an increase in accounts payable of $2.7 million and a decrease in accounts receivable of $1.9 million, partially offset by an increase in inventory of $4.7 million and an increase in prepaid expenses and other current assets of $2.8 million.
Investing activities
The net cash used in investing activities of $16.1 million in the nine months ended September 30, 2020 was due to purchases of property and equipment of $15.3 million and purchases of intangible assets of $0.8 million.
The net cash used in investing activities of $36.2 million in the nine months ended September 30, 2019 was due to purchases of property and equipment.
Financing activities
The net cash provided by financing activities of $461.2 million in the nine months ended September 30, 2020 was primarily from proceeds of $483.0 million from the issuance of Class A common stock after deducting offering costs, underwriting discounts and commissions, and proceeds of $15.3 million from the issuance of common stock from the exercise of stock options, partially offset by the use of $31.3 million in connection with loan principal payments including the early repayment of the term loan under the Loan and Security Agreement (including fees in connection with the early repayment of the term loan) and payments on financing arrangements of $5.8 million.
The net cash provided by financing activities of $415.7 million in the nine months ended September 30, 2019 was primarily from proceeds of $412.7 million from issuance of Class A common stock in our IPO, net of issuance costs and proceeds of $3.0 million from the issuance of common stock from the exercise of stock options.
Contractual Obligations and Commitments
On February 20, 2020, the Company prepaid the remaining balance of the term loan and all associated costs. See Note 5 to the condensed consolidated financial statements for further details.
On November 6, 2020, the Company entered into a lease agreement with 6200 Stoneridge Mall Road Investors LLC, a Delaware limited liability company, to lease additional office building space near our Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The lease term will commence on January 1, 2021 and is expected to terminate on June 30, 2033 and total lease payments over the lease term are expected to amount to approximately $60.8 million. Upon lease commencement, the Company expects to recognize a right-of-use lease asset and corresponding lease liability in accordance with ASU No. 2016-2, Leases (Topic 842).
There have been no other material changes to our contractual obligations as of September 30, 2020, as compared to those disclosed in the Annual Form 10-K as of December 31, 2019.
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
Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates (or “public float”) exceeded $700 million on June 30, 2020, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we are not eligible for smaller reporting company status because we do not meet the revenues requirement for such status, we will qualify as a “large acceleration filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company as of January 1, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk

We have exposure to interest rate risk that relates primarily to our cash and cash equivalents held in bank deposit and money market funds. While we were previously exposed to interest risk due to variable interest rates under our previously outstanding credit facility, we are no longer exposed to such risk during the quarter ended September 30, 2020 due to the termination of such credit facility in June 2020. We maintain our portfolio of cash equivalents in money market funds. All of our cash equivalents are carried at fair market value.

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in asset types including bank deposits and money market funds. Declines in interest rates during the nine months ended September 30, 2020 have reduced our interest income and additional declines would further reduce our future interest income. While historical fluctuations in interest income have not been significant, in a financial environment with extremely low or negative interest rates, we have experienced and could continue to experience a reduction in the interest earned from such investment activities. A 10% decline in interest rates, occurring on January 1, 2020, and sustained throughout the period ending December 31, 2020, would not significantly impact interest income.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. For the nine months ended September 30, 2020 and twelve months ended December 31, 2019, approximately 14% and 15%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchanges rates, which could hinder our ability to predict our future results and earning and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The 2015 Delaware Action
In February 2015, Raindance Technologies, Inc. (“Raindance”) and the University of Chicago filed suit against us in the U.S. District Court for the District of Delaware (the “Delaware Court”), accusing the Company's legacy GEM products of infringing certain U.S. patents owned by or exclusively licensed to Raindance (the “2015 Delaware Action”). In May 2017, Bio-Rad Laboratories, Inc. (“Bio-Rad”) was substituted as the plaintiff following its acquisition of Raindance. A jury trial was held in November 2018. The jury found that the accused legacy GEM products infringed U.S. Patent Nos. 8,304,193, 8,329,407 and 8,889,083. The jury also concluded that our infringement was willful and awarded Bio-Rad approximately $24 million in damages through June 30, 2018. We appealed the jury verdict. Post-trial, Bio-Rad moved for a permanent injunction, treble damages for willful infringement, attorneys’ fees, supplemental damages for the period from the second quarter of 2018 through the end of the trial as well as pre- and post-judgment interest.
The Court denied Bio-Rad’s request for attorneys’ fees and enhanced damages for willful infringement. The Court awarded supplemental damages for the period from the second quarter of 2018 through the end of trial as well as pre- and post-judgment interest. The Court entered final judgment against us in the amount of approximately $35 million in August 2019.
In the fourth quarter of 2018, we began recording an accrual for estimated royalties as a cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of September 30, 2020, we had accrued a total of $77.6 million relating to this matter which includes the $35 million judgment and our estimated 15% royalty for subsequent sales through that date.
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
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020 and is expected to issue a mandate in November 2020. We expect the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to be payable to Bio-Rad in December 2020. We further expect the case will be remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect to be made in the first half of 2021.

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
The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against us in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe U.S. Patents Nos. 9,216,392, 9,347,059 and the five patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against our Next GEM products. In August 2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents. In October 2020, the

Company filed two petitions for inter partes review (“IPR”) challenging the validity of the ‘115 patent. The Company expects the Patent Trials and Appeals Board (“PTAB”) to issue a decision on institution of these IPR petitions in the second quarter of 2021.
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
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, we paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. We expect the Higher Court to rule on the merits in 2021. In August 2020, Bio-Rad filed its appeal response arguing for the first time that our Next GEM microfluidic chips and certain accessories infringe the utility model. In its appeal response, Bio-Rad also attempted to add infringement allegations with respect to a new patent, European Patent No. 3 132 844, against our Chromium instruments and Next GEM microfluidic chips. We believe it is procedurally improper to attempt to add these new claims at this stage, that our Next GEM products are not covered by the lower court's judgment and are not admissible in the appeal, and that the newly asserted '844 patent is not admissible in the appeal. The Higher Court is not expected to rule on whether Next GEM products or the '844 patent are admissible in the appeal until 2021.
The 2018 Delaware Action
On October 25, 2018, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that substantially all of our Chromium products, including our legacy GEM products and Next GEM products, infringe U.S. Patent Nos. 9,562,837 and 9,896,722. Bio-Rad seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees.
In October 2019, we filed four petitions for IPR challenging the validity of both asserted patents. On April 27, 2020, the PTAB instituted review on all four of these petitions. A final written decision is expected from the PTAB in April 2021.
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
On March 25, 2020, the Court held a hearing with respect to (a) our motion to dismiss Bio-Rad’s patent claims, (b) our motion to transfer the ‘115 patent and (c) Bio-Rad’s motion to dismiss our antitrust counterclaims. On April 30, 2020, the Court denied our motion to dismiss with respect to Bio-Rad’s patent claims and granted our motion to transfer the ‘115 patent to the Northern District of California. In August 2020, the Court granted Bio-Rad’s motion to dismiss (i) our Sherman Act and Clayton Act counterclaims with respect to droplet single cell products and (ii) our Sherman Act counterclaims with respect to droplet genetic analysis technology. The Court denied Bio-Rad’s motion to dismiss (i) our Clayton Act counterclaims with respect to droplet genetic analysis technology; (ii) our Sherman Act and Clayton Act counterclaims with respect to droplet digital PCR products; and (iii) our California unfair competition counterclaims.
Discovery is ongoing. A Markman hearing was conducted in September 2020. In July 2020, the Court set a trial date for Bio-Rad’s patent claims and our patent counterclaims in April 2021 and set a trial date for our antitrust counterclaims in July 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, we filed two petitions for IPR challenging the validity of the '277 patent. We expect the PTAB to issue a decision on institution of these IPR petitions in the first quarter of 2021.
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
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our prospectus filed with the SEC on September 11, 2020, and any documents incorporated by reference therein, which is accessible on the SEC's website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None during the three months ended September 30, 2020.
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
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of October 18, 2018, by and among the Registrant and the other parties thereto.	S-1/A	333-233361	4.1	8/19/2019
4.2	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.6	8/12/2020
10.2	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.3	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.
10.4	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

10x Genomics, Inc.

Date: November 12, 2020	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)