Form 10-K
period 2020-12-31
10x Genomics, Inc.
filed 2021-02-26
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39035

__________________________
10x Genomics, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________

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
__________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2020 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was $7.3 billion.
As of January 31, 2021, the registrant had 86,071,237 shares of Class A common stock, $0.00001 par value per share, outstanding and 22,681,465 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Annual Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position and business outlook, future events, business conditions, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “10x” and similar references refer to 10x Genomics, Inc. and its subsidiaries.
Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts, https://twitter.com/10xGenomics, https://www.facebook.com/10xGenomics and
https://www.linkedin.com/company/10xgenomics). We use these channels to communicate with our customers and the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information.

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
Overview
We are a life science technology company building products to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have built deep expertise across diverse disciplines including chemistry, biology, hardware and software. Innovations in all of these areas have enabled our rapidly expanding suite of products, which allow our customers to interrogate biological systems at previously inaccessible resolution and scale. Our products have enabled researchers to make fundamental discoveries across multiple areas of biology, including oncology, immunology and neuroscience, and have helped empower the single cell revolution hailed by Science magazine as the 2018 “Breakthrough of the Year”. Our products have won many awards, including among others the technological advancements in single cell multimodal omics hailed by Nature Methods journal as the 2019 “Method of the Year” and the technological advancements in spatially resolved transcriptomics hailed by Nature Methods journal as the 2020 “Method of the Year”. Our Single Cell ATAC solution was named one of the top 10 life sciences innovations of 2019 by The Scientist magazine. Our Single Cell Multiome ATAC + Gene Expression solution and our Visium Spatial Gene Expression solution were named as two of the top 10 life sciences innovations of 2020 by The Scientist magazine. Since launching our first product in mid-2015 through December 31, 2020, we have sold 2,412 instruments to researchers around the world, including all of the top 100 global research institutions as ranked by Nature in 2019 based on publications and all of the top 20 global biopharmaceutical companies by 2019 research and development spend. We believe that this represents the very beginning of our penetration into multiple large markets. We expect that 10x will power a “Century of Biology” in which many of humanity’s most pressing health challenges will be solved by precision diagnostics, targeted therapies and cures to currently intractable diseases.
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

Each of our solutions is designed to interrogate a major class of biological information that is impactful to researchers:
•Our single cell solutions, all of which run on our Chromium instruments, include:
◦Single Cell Gene Expression for measuring gene activity on a cell-by-cell basis;
◦Single Cell Immune Profiling for measuring the activity of immune cells and their targets;
◦Single Cell ATAC for measuring epigenetics, including the physical organization of DNA; and
◦Single Cell Multiome ATAC + Gene Expression introduced in 2020 for measuring the genetic activity and epigenetic programming in the same cells across tens of thousands of cells in a single experiment.
•Our Visium Spatial Gene Expression solution for measuring spatial gene expression patterns across a single tissue sample or gene expression and protein co-detection when combined with Immunofluorescence.
Our Feature Barcode technology, which is currently compatible with our Single Cell Gene Expression and Immune Profiling solutions, allows researchers to simultaneously measure multiple analytes, such as protein and RNA, within the same set of cells or tissues.
Our Targeted Gene Expression solution, which we introduced in 2020, is currently compatible with our Chromium Single Cell Gene Expression, our Chromium Single Cell Immune Profiling and our Visium Spatial Gene Expression Solutions and, allows researchers to target the genes most relevant for their research, validate their hypotheses faster and reduce sequencing costs.
Collectively, our solutions enable researchers to interrogate, understand and master biology at the appropriate resolution and scale.
We believe our solutions, which enable a comprehensive view of biology, target numerous market opportunities across the more than $60 billion global life sciences research tools market. We view much of this total market opportunity as ultimately accessible to us due to our ability to answer a broad diversity of biological questions. Based on the capabilities of our current solutions, and focusing solely on cases where our current solutions offer alternative or complementary approaches to existing tools, we believe, based on our internal estimates, we could access approximately $15 billion of the global life sciences research tools market. We believe we can further drive growth by improving or enabling new uses and applications of existing tools and technologies, as our solutions allow researchers to answer questions that may be impractical or impossible to address using existing tools. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and In Situ technologies in the future.

As of December 31, 2020, we employed a commercial team of 290 employees, many of whom hold Ph.D. degrees, who help drive adoption of our products and support our vision. We prioritize creating a superior user experience from pre-sales to onboarding through the generation of novel publishable discoveries, which drive awareness and adoption of our products. We have a scalable, multi-channel commercial infrastructure including a direct sales force in North America and certain regions of Europe and distribution partners in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa that drives our customer growth. This is supplemented with an extensive and highly specialized customer service infrastructure with Ph.D.-level specialists. We currently have customers in more than 45 countries.
Our revenue was $298.8 million and $245.9 million for the years ended 2020 and 2019, respectively, representing an annual growth rate of 22%. We generated net losses of $542.7 million and $31.3 million for the years ended 2020 and 2019, respectively.
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
This presents an enormous challenge because of the limited capabilities of existing tools for accessing biology at the molecular and cellular level. Some of these limitations are:
•Average, or “bulk,” measurements obscure underlying differences between different biological units, such as individual cells;

•Low throughput prevents requisite sampling of the underlying complexity—for example, when only a few hundred cells can be evaluated at a time;
•Limited number of biological analytes are interrogated, giving a myopic view of only a few biological processes;
•Limited ability for multi-omic interrogation;
•Inefficient use of sample to generate a signal of sufficient strength to analyze the biological molecules of interest; and
•Inadequate bioinformatics and software tools.
We believe technologies that address these limitations will serve large and unmet market needs by providing a better understanding of molecular and cellular function, the origin of disease and how to improve treatment.
Measure the full complexity of biology. A major need is for an in-depth cataloging of biological complexity. This will involve going from a basic biological parts list to a detailed map of exactly how all of these parts are used and interact in both healthy and disease states. Researchers and clinicians need to characterize every cell in the human body, to understand how cell-to-cell variations in genomes, epigenomes, transcriptomes and proteomes give rise to function or dysfunction. They also need to characterize every tissue at a full molecular and cellular level, including how cells are arranged together into spatial patterns that affect function, give rise to disease or impact treatment. For example, in the context of cancer biology, many tumors consist of a heterogeneous population of healthy and cancerous cells, the latter of which may consist of genetically distinct subpopulations that are susceptible to different therapeutics. Furthermore, different spatial patterns of cancer antigens may require different treatment approaches. Without being able to see cells and molecules in their spatial context it is difficult to fully understand tumor resistance and how cells interact with one another within the tumor microenvironment and enable targeted therapies.
Massively parallelize experimentation. Mastering biology will require moving beyond the cataloging of biological complexity and into performing experiments to understand the impact of active changes to biological systems. We believe technologies that enable measurement of massively parallel perturbation and the impact of these perturbations will be important for accelerating biological and medical discovery. For example, an unmet goal of researchers has been to compile all of the genetic variations in human populations and link those variations to different conditions, traits and diseases. Linking these variations to disease requires the analysis of the impact of these variations within different systems, alone and in various combinations. Technologies that enable these variations to be created in arbitrary combinations within various biological contexts and the impact of these combinations measured in a massively parallel fashion will highly accelerate this work. In another example, a longstanding need of researchers has been to predict the interactions between immune cells and the target molecules they can recognize. The human body can make over a trillion different immune cells that are collectively capable of recognizing and mounting a response to nearly any conceivable antigen. We believe that understanding, and ultimately harnessing, this targeting will require technologies that can enable the massively parallel screening of interactions between a set of recognizing immune cells and a set of synthetic antigen target molecules.
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
Part of our Chromium platform is our Chromium Connect instrument, which we began shipping during the first quarter of 2020. Chromium Connect automates single cell workflows, maximizing lab productivity while reducing user variability to generate consistent, reproducible single cell sequencing results.
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
Our molecular assays are used with our Chromium and Visium platforms to provide sensitive and robust biochemistries that convert minute amounts of biological analytes into detectable signals. We have created a wide variety of proprietary assays compatible with our platforms for measuring the genome, epigenome, transcriptome and proteome. For example:
•Our GEM-RT assay is a highly sensitive technique for detecting mRNA molecules that are in low abundance in single cells. Less sensitive methods easily miss low abundance mRNA molecules, resulting in loss of information about the activities of many important genes that are detectable using our assay.
•Our ATAC-seq assay can be used to determine whether particular genes are active or dormant on a system-wide basis and is tremendously useful in studying gene regulation.
•Our Feature Barcode assay allows simultaneous multi-omic interrogation of different classes of biological analytes in a sample. Feature Barcode is highly versatile and can be customized to analyze many different classes of analytes for a wide variety of applications.
•Our Multiome ATAC + Gene Expression assays enables simultaneous multiomic interrogation of transcriptome and epigenome profiles from singe cells for deeper understanding of gene regulation.
•Our Visium Spatial Gene Expression assay measures the spatial positions of biological analytes within tissues at high resolution.
•Our Targeted Gene Expression assay profiles a specific set of transcripts from 10x libraries, and enables researchers to maximize on-target sequencing reads. The targeting solution, with comprehensive and customizable pre-designed gene panels, is compatible with both our GEM-RT and Visium platforms.
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
As of the first quarter of 2021, we have taken our software offerings a step further and introduced 10x Genomics Cloud Analysis, which will make it even easier for new 10x users to get started, and for our advanced users to scale to larger and more complex experiments. With Cloud Analysis, we are taking the technology that has underpinned and driven our own internal product development for years, and are bringing that to our customers. Optimized for our software products, Cloud Analysis aims to be the easiest-to-use and fastest way to run 10x analysis available. And because we believe analysis is an integral part of our products, we are providing cloud analysis at no additional cost for every sample our customers run.
Since our founding, we have committed to making software engineering and computational biology world-class, core internal competencies. We believe this deep investment distinguishes us from our competition and is worthwhile because it:
•Removes barriers to adoption. With our software, our customers can immediately begin making sense of their experimental data. Without it, they would be forced to develop their own software or wait for the community to do so, slowing down adoption of our products by months or even years;
•Accelerates pull-through. Easy-to-use, efficient software helps our customers analyze their data and complete their experiments and studies faster, enabling them to move on to their next experimental questions sooner;
•Increases scale. Reliable, scalable software helps to remove analysis as a bottleneck as our customers plan larger and more ambitious experimental designs;
•Expands the user base. While early adopters are more likely to have access to bioinformatics expertise, our software enables a broader range of customers to take advantage of our solutions;
•Enables better understanding of our customers’ needs. By supplying analysis software for our customers, we gain much greater insight into their use cases, helping us to design future products that best meet their needs; and
•Enhances and accelerates product development. The software we ship to customers is the same software we use to develop and optimize our platforms and chemistry. This aligns us closely with the needs of our customers and reduces our time-to-market.
The introduction of 10x Genomics Cloud Analysis enhances our ability to execute on, and bring value to our customers along, all of the dimensions enumerated above.
Our product development approach
The success of our products is founded on how we approach product development. Our employees are deeply scientifically oriented, having the relevant scientific expertise embedded not only within research and development, but also within the management team and throughout the company. We are ambitious and focus on fundamentals. We strive to solve big challenges to enable new fundamental biology and to build technological capabilities with potential for exponential impact. We work closely with our customers, many of whom are thought leaders in genomics and medicine, to identify future frontiers and unmet needs. Once we identify the correct opportunities, which we create through both organic development by our in-house teams and targeted acquisitions of technologies that will accelerate our ability to bring new products to researchers, we have the discipline to focus on execution and have a track record of bringing successful products to market.
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
Our market opportunity
According to industry sources, the worldwide life sciences research tools market totaled more than $60 billion in 2020. Our diverse products and solutions allow biologists to interrogate and understand biological systems at exceptional resolution and scale. Our focus on enabling a comprehensive view of biology, and not narrowly focusing on a particular analyte such as DNA alone, has produced products which we believe have broad applications and target numerous opportunities across different areas of life sciences research. Because we provide solutions to answer a broad diversity of biological questions, we view much of this total market as ultimately accessible to us.
Areas in which our current solutions offer alternative or complementary approaches to existing tools represented a total opportunity of approximately $15 billion of the more than $60 billion global life sciences research tools market in 2020. This $15 billion opportunity includes flow cytometry, next generation sequencing, laboratory automation, microscopy and sample preparation, among other tools. In many cases, our current solutions offer alternative approaches to existing tools, where the advantages of our solutions can provide more precise answers to existing biological questions than existing tools and technologies. Our tools may also complement, enhance and enable new applications of these technologies. We believe we will compete for research spending within the life science research tools market and capture an increasing share of research budgets as our solutions deliver new capabilities, enable new applications and lead to new discoveries. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and In Situ technologies in the future.
We believe a strong benchmark of the potential adoption of our solutions is the installed base of real-time polymerase chain reaction (“RT-PCR”) units, which is approximately 50,000 units globally. We also believe, based on industry sources, that there are over 15,000 next generation sequencers installed globally. While owners of next-generation sequencing instruments are one of several potential constituencies for buying our solutions, many of our customers do not own a sequencer and, as our installed base has grown, many of our customers have purchased multiple Chromium instruments. We believe that our opportunity for placements of our instruments is meaningfully larger than the installed base of next generation sequencers.
Growth of our opportunity is also driven by a broad and increasing range of applications for our solutions. Our solutions can be used in many different applications, including basic biology, oncology and immuno-oncology, genetic disease, neurological disease, autoimmunity, infectious disease, the human microbiome and many others. In the “Century of Biology,” we believe that the mastery of biology will create advances and benefits for a broad and growing range of industries including broader segments of the healthcare industry and beyond.
Our competitive strengths
We believe our continued growth will be driven by the following competitive strengths:
Our position as a leader in a large and growing market. Since launching our first product in mid-2015 through December 31, 2020, we have sold 2,412 instruments and we serve thousands of researchers globally. We have fostered deep relationships with many key opinion leaders and as of December 31, 2020, our customers included all of the top 100 global research institutions as ranked by Nature in 2019 based on publications and all of the top 20 global biopharmaceutical companies by 2019 research and development spend. Our products are an important part of our customers’ workflow and a significant portion of them utilize more than one of our solutions. Our technologies have become a vital tool for biological research. To date, more than 2,200 peer-reviewed articles have been published based on data generated using our products. Our position as a leader in this market allows us to form deep partnerships with our customers who help us stay on the frontiers of biology, giving us insight on industry needs that inform our product strategy and providing us with a strong competitive advantage.
Our proprietary technologies. Through multiple years of development, acquisition and licensing, we have amassed a core set of technologies that form the foundation of our growing suite of products and solutions. These technologies, including instruments, assays and software, combine a diverse set of disciplines, including chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our technologies underlie features and performance that differentiate our products from the competition. Further, many of these technological elements can be utilized across multiple products, enabling us to leverage our existing infrastructure and investment when building future products, increasing the speed of product development and product performance. Worldwide we own or exclusively license over 330 issued or allowed patents and over 660 pending patent applications as of December 31, 2020. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents in single cell analysis, epigenomics, spatial analysis, in situ analysis, and multi-omics.
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
Our customer experience and broad commercial reach. We believe in providing our customers with a high-quality experience from start to finish: starting with a collection of validated methods for preparation of samples to be run on our systems and ending with extensive software to aid in analysis and visualization of the data generated. We have also built comprehensive product testing and quality control into our culture and processes to help guarantee the performance of our products in customer hands. As of December 31, 2020, we employed a commercial team of 290 full time employees. This includes an extensive and highly specialized customer service infrastructure with technical specialists covering multiple areas of expertise, including both experimental biology and software. Many members of our sales and customer service teams have a Ph.D. degree in the relevant scientific field. Both our sales and customer service teams help ensure our customers have a positive experience with our products.
Our experienced multidisciplinary team. At 10x, we have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering who are committed to identifying and addressing problems at the forefront of biology. We have supplemented our diverse technical experience by assembling an operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe this confluence of talent from multiple disciplines at 10x allows us to stay ahead of our competitors by identifying highly impactful opportunities and building products and solutions that address these opportunities.
Our growth strategy
Our growth strategy includes the following key elements:
Develop critical enabling technologies. Just as our past success is attributable to our innovative technologies, we believe that our future growth will be driven in large part by our significant continued investment in research and development. We aim to build new platforms, consumables and software that further our goals of interrogating, understanding and mastering biological systems at the needed resolution and scale. We prioritize innovations that meet large unmet market needs, such as measuring novel biological analytes with key functional impact at the single cell or spatial level. We expect that these investments in research and development will allow us to increase our penetration of our accessible markets.
Expand the installed base of our Chromium instruments. Since our commercial launch in mid-2015 through December 31, 2020, we have placed 2,412 instruments and serve thousands of researchers globally. Utilizing our multi-channel sales and distribution infrastructure, we will continue to engage with researchers to increase our installed base of Chromium instruments. We will target new customers in addition to expanding the number of instruments within institutions that have already recognized the significant value of our technology. A portion of our current laboratory customers do not yet own a Chromium instrument, but rather gain access to one of our instruments through an adjacent lab or core facility within the institution. These customers are substantial and easily accessible and therefore represent an opportunity for future instrument sales. We also intend to expand our existing geographic reach, both directly and through distributors.
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
Identify the most relevant technologies, create or acquire such technologies and develop them into new products. Over the years, we have developed, acquired and licensed a core set of technologies and associated intellectual property across a broad range of emerging areas within biology and life sciences. The ability to identify these core technologies and capabilities has complemented our internal product development process and enhanced our growing suite of products and solutions. We will continue to identify and acquire or license technologies and intellectual property that accelerate the development of new features and products or complement our existing features, products and technologies. For instance, we acquired Epinomics, Inc. (“Epinomics”) and Spatial Transcriptomics Holdings AB (“Spatial Transcriptomics”) in 2018, obtaining technology and intellectual property that formed the foundation of our ATAC-seq assay and Visium platform, respectively. We acquired ReadCoor, Inc. ("ReadCoor") and CartaNA AB ("CartaNA") in 2020, obtaining intellectual property, key technology advances, and deep talent and expertise in the emerging In Situ field. Additionally, in January 2021 we acquired Tetramer Shop ApS, a developer and provider of reagents for precise monitoring of antigen-specific T cells in research and development, enabling us to strengthen our efforts in immunology.
Promote our platforms as the standard for single cell, spatial and In Situ analysis. We believe many key opinion leaders have recognized our Chromium platform as the standard for single cell analysis. One of our strategies is to broaden this recognition and promote the breadth of scientific achievements enabled by our products. To date, more than 2,200 peer-reviewed articles have been published using data generated by our portfolio of Chromium solutions. We also highlight successful instances where our Visium platform is used to analyze biological samples within their spatial context. Further research and discoveries will unfold as our solutions are utilized as the global standard and we believe our future third platform, based on In Situ technology, could be impactful on how biological research and clinical assays will be conducted in the future.
Our products and technology
Our products are integrated solutions comprised of instruments, consumables and software. They are built with our expertise in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our products begin with a researcher’s sample (such as a collection of thousands to millions of cells) and perform high-throughput barcoding to construct libraries that are compatible with standard sequencers. Our proprietary software then provides turn-key analysis pipelines and intuitive visualization tools that allow researchers to easily interpret the biological data from the samples. A summary of our solutions follows below.
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

Our Chromium Controller, Chromium Connect and microfluidic chips. All of our Chromium consumables run on our Chromium Controller instrument. We have designed our instrument to be widely accessible to researchers with a list price of $75,000 and a form factor that easily fits on a standard laboratory bench. Our Chromium Controller operates exclusively with our microfluidic chips, which are highly engineered single-use devices that process sample and reagents. During our Chromium workflows, the researcher loads sample onto the microfluidic chip along with our proprietary gel beads and oils. The loaded chip is inserted into the Chromium Controller, which facilitates the generation of GEMs that contain sample and gel beads. Our Chromium Connect product is a high-throughput version of our Chromium instrument that incorporates liquid handling robotics to automate our workflow and can be utilized with our Single Cell Gene Expression solution.
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
Key GemCode advantages. Our GemCode technology has a number of technological advantages over alternative tools. For example, our gel beads are composed of proprietary materials that permit their incorporation into GEMs at high efficiency. This efficiency increases the number of partitions that include one and only one barcoded gel bead and avoids loss of information from samples that are not paired with barcodes. Furthermore, the chemical structure of our gel beads allows them to not only encapsulate hundreds of millions of copies of DNA barcode oligonucleotides, but also permit their controlled release at precise times during our workflow. Similarly, our microfluidic chips are engineered to highly precise dimensions and consist of materials that optimize the partitioning of biological materials into GEMs. Such features enable our Chromium platform to provide a combination of superior performance characteristics for single cell analyses:
•High cell throughput: How many cells can be measured at once? Measuring more cells with resolution allows researchers to look for rare cells in a population. If a disease-causing cell occurs in only 1 in 10,000 cells in a sample, then measuring just 1,000 cells will be unlikely to find a single copy of the disease-causing cell. Our Single Cell Gene Expression and Immune Profiling solutions, on the other hand, have cell throughputs of up to 80,000 cells per run using one microfluidic chip which increases the likelihood of finding a copy of the disease-causing cell.
•High cell capture rate: What fraction of the researcher’s sample cells are measured rather than lost? A high cell capture rate is important in many cases where researchers start with only a limited number of rare cells, such as a tumor biopsy from a patient. Our Single Cell Gene Expression and Immune Profiling solutions, for example, have typical cell capture rates of about 65%, which is significantly higher than those achieved by many competing solutions.
•Low doublet rate: How often do researchers avoid doublets—artifacts where two or more cells are read as one? Doublets result in loss of cell information, inaccurate information, and wasted sequencing. Researchers seek products with low doublet rates. Our Single Cell Gene Expression, ATAC and Immune Profiling solutions, for example, have doublet rates of less than 1% per 1,000 cells.
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

______________
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
Furthermore, our Single Cell Gene Expression solution can be used with our Feature Barcode technology to simultaneously measure multiple analytes in the same cells. Our Feature Barcode is highly customizable, allowing our customers to add a barcode to any biological feature they want to analyze in conjunction with gene expression and other biological data. Feature Barcode can currently be used to:
•Measure cell surface proteins simultaneously with gene expression, giving a far fuller picture of the states of single cells that includes the transcriptional profile inside the cells as well as the proteins on the outside of the cells; and
•Measure a set of CRISPR genetic perturbations that have been applied to a cell simultaneously with the resulting changes to gene expression and/or surface protein characterization, allowing users to interrogate the impact of actively perturbing many different aspects of a biological system in a massively parallel fashion.
Our Single Cell Gene Expression solution, along with our other single cell solutions, are currently used by the Human Cell Atlas (“HCA”). The HCA is an international consortium of prominent genomics researchers that has emerged as the first and largest project aiming to develop reference maps for all cell types in all tissues of the human body. In 2017, we announced a collaboration with the HCA to enable pilot research projects. Under the terms of this collaboration, we provide members of the HCA consortium with discounts on our instruments and consumables. Sales to members of the HCA consortium accounted for less than 10% of our revenue for the years ended December 31, 2020 and December 31, 2019. In much the same way that the standardized reference human genome generated by the Human Genome Project in 2003 paved the way for significant leaps in genomics, we believe that creation of a standardized reference of human cell types is critical for future advances. We believe that our partnership with the HCA is a recognition of the quality of our products and may accelerate their adoption by the wider research community.
To date, more than 1,700 peer-reviewed scientific publications have been published using data generated by our Single Cell Gene Expression solution with the top research areas being developmental biology, immunology and oncology. This body of work is yielding significant insights into many different areas of biology and disease. For example, after the COVID-19 pandemic emerged in early 2020, a coalition of researchers from the Human Cell Atlas Biological Network re-analyzed single-cell gene expression datasets obtained from the respiratory system, retina, intestine, heart, muscle, liver, brain, skin, and many other tissues and organs. Through this work, the authors clarified the expression patterns of key genes responsible for SARS-CoV-2 infection of human cells throughout the body, providing the most detailed view for where SARS-CoV-2 could infect human cells, which suggested important implications for viral transmissibility. This analysis highlighted the forward-thinking importance of the Human Cell Atlas consortium efforts to use single-cell gene expression, supported by us to extensively catalogue all of the cells present throughout every tissue and organ in the human body as a foundation for future understanding of critical human diseases. Subsequent single-cell gene expression studies throughout 2020 built upon this foundation to identify the cellular expression of additional genes and molecular regulatory mechanisms required for SARS-CoV-2 infection, differences in cellular immune responses that correlate with severity of COVID-19, and to develop human cell culture, non-human animal, and human organoid models of infection to enable the rapid pre-clinical study of treatments for this disease.
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
______________

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
Feature Barcode can be used in combination with our Single Cell Immune Profiling solution, adding significant multi-omic functionality. Importantly, this functionality allows users to determine the antigen that is bound by immune cells simultaneously with their gene expression. This capability allows researchers to determine both the receptor sequences of individual immune cells as well as an antigen that the receptor targets and makes this analysis practical to perform for millions of immune cells. We believe that the capability to understand immune receptor-antigen interactions at a high-throughput single cell level is tremendously valuable for elucidating the rules of immune cell targeting and can be used to understand disease and identify leads for immunotherapies.
We believe our technology can assist researchers in constructing an immune map of receptor-antigen targeting rules. Such a map would allow for the prediction of the antigens recognized by a given receptor, or conversely, the prediction of receptors that bind to a given antigen. Due to the large number of potential receptor sequences and the large number of possible antigens, researchers previously assumed that computational prediction of the cognate antigen from receptor sequence alone would be impractical. However, recent work demonstrated that T-cell receptor sequences that recognize the same antigen shared enough sequence features that a computational prediction framework for mapping T-cell receptors to antigens is feasible. We believe that our Single Cell Immune Profiling Solution combined with Feature Barcode will enable extending this work at far higher scales.
As a proof of concept for the immune map, we presented at the Advances of Genomes, Biology and Technology meeting in February 2019 results from a single experiment utilizing our Single Cell Immune Profiling Solution on approximately 200,000 T-cells from four individuals and 44 feature-barcoded antigens to identify T-cell receptor-antigen pairs. This experiment, which took place over approximately one week, generated a paired receptor-antigen dataset six times larger than the collection of all previously published receptor-antigen pairings. This leap was made possible by the tremendous resolution and scale with which the immune system can be analyzed using our solutions.
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

______________
Open chromatin signals around marker genes are specifically associated with the cell type of expression. Plots show aggregate chromatin accessibility profiles for each cluster at several marker gene loci.
Our Single Cell ATAC solution has been adopted by a number of key opinion leaders. In one example, researchers used a combination of single cell transcriptome profiling and single cell ATAC-seq to identify enhancer elements that mark specific sub-classes of cells in the mouse brain. Once these elements are identified they can be targeted in order to generate mice with specific cell types labeled or perturbed at a level of specificity not usually achievable using gene expression alone. The ability to specifically target new cell types of interest allows in-depth investigations of the functions of those targeted cells.
Single Cell Multiome ATAC + Gene Expression

Our Chromium Single Cell Multiome ATAC + Gene Expression solution enables customers to link a cell’s epigenetic state, which affects how genes are regulated, directly to its transcriptional output, in up to millions of cells simultaneously. This product is the first commercial solution to enable simultaneous interrogation of both the RNA and chromatin accessibility, using the Assay for Transposase Accessible Chromatin (ATAC) in a single cell. Previously, researchers would profile these two modalities separately using our Single Cell Gene Expression solution and Single Cell ATAC solution, and computationally infer related cell types between the two datasets. However, with our recently introduced Single Cell Multiome ATAC + Gene Expression solution, it is now possible to directly measure both modalities in the same single cell, providing valuable insights into how the epigenetic landscape in a cell (the “input”) directly impacts downstream gene expression (the “output”).

Our Single Cell Multiome ATAC + Gene Expression solution is similar in workflow to our Single Cell Gene Expression and Single Cell ATAC products on the Chromium platform. In the workflow, users treat cell nuclei with transposase enzyme and then use our Chromium Controller to encapsulate these nuclei in GEMs. The tagged DNA sequences and the mRNA from the nuclei are barcoded inside GEMs and then processed to generate gene expression and ATAC sequencing libraries. Sequencing reads are analyzed using our Cell Ranger ARC software, which has been specifically designed to leverage data from both RNA and ATAC data, and visualized using our Loupe Cell Browser. The following visualization is an example of how chromatin accessibility from ATAC data can be linked with gene expression data for inferring regulatory interactions in cells:

This product launched in the third quarter of 2020 and has been rapidly adopted by major academic institutions, including a study presented at the Opening Plenary session of the American Association for Cancer Research (AACR) Annual Meeting in 2020. In addition to applications in oncology, researchers are also applying the assay to neuroscience, including understanding the genetic architecture of neuropsychiatric diseases, and immunology, for understanding T cell exhaustion during immunotherapy.
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
Our Visium products are based on technology that we acquired from Spatial Transcriptomics in 2018. Spatial Transcriptomics utilized arrays having specialized probes on their surfaces that are encoded with the spatial position of the probe. In the Visium product workflow, a tissue sample is placed onto the array and reagents are added by the user to create barcoded molecules from the array probes and the biological material in the tissues. This barcoded material encodes the spatial information that was contained in the probes. Users then pool the material from the array and follow a protocol to create libraries of molecules that can be sequenced using a standard sequencer. After sequencing, analysis software assigns each sequencing read to its spatial position of origin, aligning with a morphological stain of the tissue section. Collectively, the spatially defined reads provide a visual depiction of the locations and patterns of large numbers of biological analytes simultaneously in the tissue sample.
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
Our Visium solution for spatial gene expression analysis was launched in late 2019. Our Visium Spatial Gene Expression product has significant improvements over the Spatial Transcriptomics product, including increased spatial resolution, increased gene sensitivity, a simpler workflow, compatibility with both hematoxylin and eosin (H&E) and immunofluorescence stains, and fully developed analysis and visualization software. We intend to continuously innovate to provide enhanced resolution, performance, throughput and efficiency for our existing Visium Spatial Gene Expression product and we also intend to develop additional Visium spatial products using our other assays which, analogously to the Chromium platform, allow spatial interrogation of a broader range of biological analytes including DNA, immune molecules, epigenetics and protein.

Our analysis and visualization software
Our software is a fundamental part of our integrated solutions and is comprised of two parts, analysis and visualization. Our analysis pipeline software tools, including Cell Ranger, Space Ranger, Long Ranger and Supernova, take raw sequencing data as input and transform them into biologically meaningful results. Customers can further analyze these results in their own or third-party tools, or take them into our Loupe family of visualization software tools, which allow users to draw insights using an intuitive user interface without writing code. Our analysis and visualization software is generally available to researchers free of charge, so as to accelerate the adoption of our products and software as a standard for genome, single cell and spatial analysis. We have also launched 10x Genomics Cloud Analysis, which makes it even easier for new 10x customers to get started, and for our advanced users to scale to larger and more complex experiments.
Since our launch, we have shipped more than 50 major releases of our software. We believe that the main factors that differentiate our software include:
•Ease of installation and use. Much of the software typically used in bioinformatics analysis requires substantial programming expertise to use and even just to install. We invest substantial effort in making our software both easy to install and use, so researchers can focus on their experiments rather than installation requirements. The 10x Genomics Cloud takes that one step further.
•Advanced algorithms and methods. Our software makes the latest analytical methods easily accessible to researchers and we are constantly working to improve our software’s ability to realize the maximum value and benefit of the data produced by our chemistries and platforms.
•Scalable from workstation to cluster to cloud. A robust, common architecture underlying our software tools gives researchers maximum flexibility to run our software on-premises on individual workstations or servers, on large high-performance compute clusters and in private and public clouds.
Peer-reviewed scientific publications using our products
To date, more than 2,200 peer-reviewed articles have been published based on data generated using our products. More than 250 of these articles were published in three of the most highly regarded journals: Cell, Nature and Science. Underscoring the reach of our products, these publications cover a wide range of research and applied areas from cell biology to genetic health to neuroscience with the top three areas of publication being immunology, developmental biology, and cancer research.

Research area	Number of articles	Percentage
Immunology	485	21.2%
Developmental Biology	473	20.7
Cancer Research	348	15.2
Neuroscience	278	12.2
Computational Method	260	11.4
Cell Atlas	178	7.8
Genome Assembly	158	6.9
Genetic Health	118	5.2
Infectious Disease	115	5.0
Cell Biology	113	4.9
Assay Method	96	4.2
Immuno-oncology	89	3.9
Genome Analysis	77	3.4
Functional Genomics	61	2.7
Agrigenomics	58	2.5
Reproductive Biology	50	2.2
Method Comparison	45	2.0
Conservation Biology	29	1.3
Population Genetics	16	0.7
Single Cell Multiomics Method	16	0.7
Microbiology	13	0.6%

We have seen robust quarter-over-quarter growth in the number of publications commensurate with our commercial growth and success:

These publications describe, for example, the use of our products to:

•Integrate single-cell transcriptomics, antibody sequencing, and antibody binding to profile the molecular features of the antibody response to influenza vaccination;
•Identify the immune cell signature of bacterial sepsis;
•Investigate the pathology of SARS-CoV-2, identify potent neutralizing antibodies, and develop potential treatments;
•Map the spatial architecture and cellular composition of cutaneous squamous cell carcinoma in human skin;
•Overturn a previous mechanistic theory for immune checkpoint blockade by showing peripheral recruitment of novel CD8+ T-cell clones in multiple types of cancer;
•Define cellular and genetic networks linked to amyloid plaque formation in Alzheimer’s disease; and
•Characterize the window of implantation during the human menstrual cycle by creating transcriptomic profiles of endometrial cell types.
Research and development
Our research and development teams have designed and developed our proprietary products using an interdisciplinary approach that combines expertise across the fields of chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our research and development groups work together in cross-functional project teams; an approach that has been key to our success to date. Our research and development teams are currently located in our headquarters in Pleasanton, California, in Stockholm, Sweden and in Copenhagen, Denmark.
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
Develop new solutions for our Visium platform. In 2019, we introduced the first product on our Visium platform, which offers high spatial resolution, high sensitivity, efficient workflow and analysis and visualization software. We are working to develop new technologies for our Visium platform that will further enhance the spatial resolution, usability and automation of our platform.
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
Investigate new technologies, including our emerging In Situ technology. We will seek to both develop and acquire new technologies that could be additive to or complementary with our current portfolio. For example, in 2020, we acquired ReadCoor and CartaNA, which we expect to utilize to build our In Situ platform with our internal research and development efforts.
Our research and development costs were $123.4 million and $83.1 million for the years ended December 31, 2020 and 2019, respectively. In-process research and development costs, consisting of costs incurred to acquire intellectual property for research and development were $447.5 million for the year ended December 31, 2020. There were no similar purchases in the year ended December 31, 2019. As of December 31, 2020, we employed 336 employees in research and development. Looking forward, we will continue to invest in efforts to support the ongoing development of our instruments, consumables and software across all three of our platforms, as well as enhance the overall performance of our solutions.
Commercial
Commercial team
We began the full launch of our first product in mid-2015 and have since sold thousands of products globally. Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions focused on life sciences research. We sell our products primarily through our own direct sales force in North America and certain regions of Europe. As of December 31, 2020, our commercial organization consisted of 290 full time employees, including more than 100 commissioned sales representatives, many with Ph.D. degrees and many with significant industry experience. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. We have sold products in more than 45 countries.
For both the years ended December 31, 2020 and 2019, no single customer, including distributors, represented greater than 10% of our business. For both the years ended December 31, 2020 and 2019, sales to academic institutions represented approximately 65% and 70% of our direct sales revenue, respectively. We expect that sales to biopharmaceutical companies will represent a growing proportion of our revenue in the future.
Commercial strategy
Our products are integrated solutions comprised of instruments, consumables and software. We aim to drive customer adoption and the installed base of our Chromium instruments which then forms a base of users who drive revenue by purchasing our consumables. Our products are designed to be easy to install and use without the need for extensive training.

Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions. Our strategy typically involves targeting key opinion leaders during the initial phase of our product launches, after which we aim to expand adoption of our products across a broader base of customers. As our customer base has grown, we have been able to leverage our larger installed base of instruments to accelerate the adoption of new solutions. Approximately half of our customers purchased our consumables relating to more than one of our solutions in both the years ended December 31, 2020 and 2019.
Our commercial strategy focuses on ensuring our customers are successful with our products. These successes often result in publications which can drive increased public awareness and further market adoption. Since our first product launch in 2015, there have been more than 2,200 publications by researchers using data generated by our products.
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

Suppliers and manufacturing
Consumables
The majority of our consumable products are manufactured in-house at our facilities in Singapore and in Pleasanton, California. These manufacturing operations include: gel bead generation, surfactant synthesis and emulsion oil formulation, reagent formulation and tube filling, microfluidic chip manufacturing, kit assembly and packaging as well as analytical and functional quality control testing. Our Pleasanton, California manufacturing operations are ISO 9001:2015 certified, which covers design, development, manufacturing, distribution, service and sales.
We obtain some components of our consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for several of our critical reagents, including microfluidic chips, arrays and oligonucleotides. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors—Risks related to our business and industry—We are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and the loss of any of these suppliers could harm our business. The ability of our suppliers to meet our needs and the needs of our customers could be reduced or eliminated by the impacts of the COVID-19 pandemic."
Instruments
We outsource manufacturing for our Chromium Controller and Chromium Connect to a qualified contract manufacturer. This manufacturer has represented to us that they maintain ISO 13485 certification. Our Chromium Connect includes an automated workflow liquid handling robot which is manufactured by our partner.
Human Capital
At 10x, our success begins with our people. We are led by a talented, global, and diverse team of scientists, software developers, and subject matter experts who help drive adoption of our products and support our vision. We have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering, and have supplemented this diverse technical experience with our operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. As of December 31, 2020, we employed a total of 852 individuals, 681 of whom were employed in the United States and 171 of whom were employed outside the United States. As of December 31, 2020, our 852 employees included 336 in research and development, 290 in sales, marketing and support, 137 in general and administrative and 89 in manufacturing, of which many hold Ph.Ds in their respective disciplines. Additionally, most of our senior management team and the members of our board of directors hold either PhDs and/or other advanced degrees. Our Company's scientific expertise is therefore embedded within the management team and throughout the organization. We are very proud to say that some of the world-leading experts in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering work and thrive at 10x. Our employees are highly motivated by our mission.

We embrace diversity and inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

We continue to emphasize employee development and training. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership and development programs that enable continued learning and growth. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relationship with our employees to be positive.
Competition
The life sciences market is highly competitive. There are other companies, both established and early stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, genomics analysis, single cell analysis and spatial analysis. These companies include Becton, Dickinson and Company and Nanostring Technologies, Inc., each of which has products that compete with our products, as well as a number of other emerging and established companies. Some of these companies may have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products.
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
Intellectual property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets and other methods of protecting proprietary information. Worldwide we own or exclusively license over 330 issued or allowed patents and 660 pending patent applications as of December 31, 2020.
We also license additional patents on a non-exclusive and/or territory restricted basis. Patent rights generally have a term of twenty years from the date in which they were filed. We own registered trademarks on 10X GENOMICS and product related brand names in the United States and worldwide.
We license certain U.S. and foreign patents and patent applications from various third parties for use in our products and technology. Some of these license agreements provide use the exclusive right to practice the licensed intellectual property subject to specific field or territory, general and administrative restrictions, and certain fee and royalty arrangements. Subject to common termination rights, these exclusive license agreements typically are in force until the last of the licensed patents expires or, in some cases, upon our failure to achieve specified sales volume thresholds. Certain of these agreements also require that any products related to the licensed patents be substantially manufactured in the United States.
In connection with our acquisition of Spatial Transcriptomics, we are required to make contingent payments to the sellers based on revenue from sales of Spatial Transcriptomics products and Visium products, for the years ended December 31, 2019 through

December 31, 2022. These contingent payments are equal to a percentage in the teens multiplied by such revenue. Pursuant to the license agreement we entered into with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), we are required to pay Stanford a low single-digit royalty percentage based on the net revenue of certain ATAC-seq products during the applicable term of the licensed patents. Pursuant to the license agreement we entered into with the President and Fellows of Harvard University (“Harvard”), we are required to pay Harvard a low single-digit royalty percentage based on the net revenue of certain products covered by the licensed patents during the applicable term of those patents. For the years ended December 31, 2019 and 2020, we made aggregate contingent and royalty payments under the Spatial Transcriptomics acquisition agreement, Stanford license agreement and Harvard license agreement, collectively, of less than $6.6 million and $7.0 million, respectively. We expect the size of these payments to grow as our business grows.
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
Available information
Our website is located at https://www.10xgenomics.com, and our investor relations website is located at https://investors.10xgenomics.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge through a link on our investor relations website. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Also, the impacts of the COVID-19 pandemic may exacerbate the risks described below as well as risks and uncertainties not presently known to us.

Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks related to our business and industry:
•Our dependency on research and development spending by research institutions;
•The COVID-19 pandemic and its impact on our customers and suppliers as well as on our operations
•Our ability to generate sufficient revenue to achieve and maintain profitability;
•Our ability to compete effectively;
•The ability of suppliers to meet our needs and the needs of our customers;
•Fluctuations in our operating results due to a variety of factors;
•Our products are specialized, complex and difficult to manufacture and we could experience production problems;
•Our ability to manufacture our products to the necessary specifications and quantities to meet demand;
•Our dependency on the success of our Next GEM microfluidic chip;
•Our dependency on revenue generated from the sale of our Chromium solutions;
•Our ability to effectively manage product transitions and forecast customer demand;
•Our ability to increase penetration into our existing markets;
•Our ability to develop new products and enhance the capabilities of our existing products;
•The success of our products in achieving and sustaining scientific acceptance;
•Our ability to manage growth and anticipated growth; and
•The impact of seasonal fluctuations in our revenue and results of operations.
Risks related to our regulatory environment and taxation:
•Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multi-omic information and gene editing could reduce demand for our products;
•Our products could become subject to government regulation and the regulatory approval and maintenance process for such products may be expensive, time-consuming and uncertain both in timing and in outcome; and
•Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
Risks related to our intellectual property, information technology, and data security:
•We depend on certain technologies that are licensed to use. We do not control these technologies and any loss of our rights to them could prevent us from selling our products; and
•Our solutions contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.
Risks related to litigation and our intellectual property:
•Our involvement in lawsuits which would require us to pay significant damages or prevent us from selling our products;
•Our involvement in lawsuits to defend our intellectual property rights which are expensive and time consuming and could be unsuccessful; and
•Our ability to effectively protect our intellectual property.
Risks related to ownership of our Class A common stock:
•The multi-class structure of our common stock; and

•The requirement of our bylaws that the State of Delaware is the exclusive forum for disputes between us and our shareholders.
For a more complete discussion of the risks affecting our business, see below.
Risks related to our business and industry
Our business currently depends significantly on research and development spending by research institutions and the ability of researchers to access labs and conduct research, a reduction in which could limit demand for our products and materially and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium and Visium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon the ability of customers to access labs and conduct research in light of the COVID-19 pandemic, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables due to reductions in capacity or shutdowns of laboratories and other institutions in which our instruments and solutions are used;
•our inability or the inability of our customers to source necessary equipment, components and materials used in our products or used by our customers because of issues with suppliers stemming from the COVID-19 pandemic;
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
In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the National Institutes of Health (the “NIH”) have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. In addition, funding for life sciences research has increased more slowly during the past several years compared to previous years and has actually declined in some countries. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, including impacts stemming from the COVID-19 pandemic, could materially and adversely affect our business, operating results and financial condition.
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

The extent of the impacts of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to spread across the globe to almost all of the countries and territories in which our products are developed, made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread and reduce the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted and continue to impact us, our employees, customers, contract manufacturers, distributors, partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are developed, made, manufactured, distributed or sold are in varying stages of restrictions, re-opening and re-closing to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how the effects of the pandemic, including current and future health and safety measures implemented in response to the pandemic, will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), further impact our ability to perform research and development, manufacturing, and shipping of our products, how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased expenses to implement additional measures to ensure the health and safety of our workforce, such as weekly COVID-19 testing. In addition, measures that impact our ability to access our facilities may continue to impact the availability of our employees, some of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, research and development, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions, including as a result of increased demand for certain products, can materially impair our ability to develop, make, manufacture, distribute or sell our products.

If the operations of our suppliers or our customers' suppliers are impacted by the COVID-19 pandemic, we may not be able to source the necessary equipment, components and materials to build our products in sufficient quantities to meet demand or our customers may not be able to source the materials they need to use our products. Further, the COVID-19 pandemic has increased the demand for testing globally. This increased demand for testing has impacted, and may continue to impact, our ability and our customers' ability to source equipment, components and materials used in our products or our customers' facilities that are also needed for COVID-19 testing. The risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory.

Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines and other penalties, any of which can adversely affect our business. In addition, the COVID-19 pandemic has resulted in a large percentage of our employees working remotely which has amplified certain risks to our business. For example, the increase in remote work has, increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic and led to an increase in the number of points of potential exposure, such as laptops and mobile devices, to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

Public concern regarding the risk of contracting COVID-19 may impact demand from customers. Even as governmental restrictions are lifted and economies gradually re-open, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect customer behavior. In addition, changes in customer purchasing patterns may increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters. In addition, some researchers who would be running experiments using our platforms have instead shifted their resources to COVID-19 experimentation. Furthermore, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts or that such efforts may not have detrimental unintended consequences, and as a result, our business, financial condition and results of operations and the price of our Class A common stock may be materially and adversely affected.
We are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and the loss of any of these suppliers could harm our business. The ability of our suppliers to meet our needs and the needs of our customers could be reduced or eliminated by the impacts of the COVID-19 pandemic.
We do not have long-term contracts with our suppliers for the significant majority of the services, equipment, materials and components we use for the manufacture and delivery of our products. In certain cases, we also rely on single suppliers for all of our requirements for some of our equipment, materials or components. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, infectious disease, epidemics or pandemics including COVID-19, outbreaks, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. In addition, we cannot be sure that we will be able to obtain equipment, materials or components on satisfactory terms. Any increase in equipment, material and component costs or decrease in availability could reduce our sales and harm our gross margins.
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
We have not qualified secondary sources for all equipment, materials or components that we source through a single supplier and we cannot assure investors that the qualification of a secondary supplier will prevent future supply issues. Disruption in the supply of equipment, materials or components would impair our ability to sell our products and meet customer demand, and also could delay the launch of new products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials that are scarce or components for which there are a limited number of suppliers.
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues which may result from the COVID-19 pandemic, the impacts of the COVID-19 pandemic may exacerbate the risks described in this risk factor and could cause certain of our suppliers to be unable to operate temporarily or go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our customers may face difficulties in procuring, or in some cases may be unable to procure, the equipment, materials or components from their own suppliers necessary to conduct experiments using our solutions.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables due to reductions in capacity or shutdowns of laboratories and other institutions in which our instruments and solutions are used;
•our inability or the inability of our customers to source necessary equipment, components and materials used in our products or used by our customers because of issues with suppliers stemming from the COVID-19 pandemic;
•disruptions in customers’ on-going experiments or interruptions in the ability of our customers to complete research projects as a result of the COVID-19 pandemic;
•our dependence on single source and sole source suppliers for some of the equipment, components and materials used in our products;
•shortages, delays, production problems and quality issues with the materials we purchase for manufacturing, which could impact our ability to manufacture and ship our instruments, consumables and related components;
•the level of demand for our products, which may vary significantly and result in excess capacity expenses, and our ability to increase penetration in our existing markets and expand into new markets;
•our ability to successfully integrate new personnel, technology and other assets that we acquire into our company;
•the timing and amount of expenditures (including success fees) related to litigation, as well as the outcomes of and related rulings in the litigation and administrative proceedings which may vary substantially from quarter to quarter;
•our ability to successfully manufacture and transition all our customers to our Next GEM microfluidic chips;
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our products, which may change from time to time;
•the volume and mix of our instrument and consumable sales or changes in the manufacturing or sales costs related to our instruments and consumables;
•the success of our recently introduced products and new versions of existing products and the introduction of other new products or product enhancements by us or others in our industry;
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
Our instruments, consumables and related components are specialized, complex and difficult to manufacture. We could experience production problems that impact our ability to manufacture and ship our instruments, consumables and related components, which would materially and adversely affect our business, financial condition and results of operations.
The manufacturing processes we and our third-party manufacturers use to produce our instruments, consumables and related components are specialized and highly complex and require high-quality components. We may have quality variations, supply issues, backorders, delays, shortages or production difficulties of needed components and may require components that are difficult to obtain or manufacture at the necessary quantities and necessary quality, in a timely manner or in accordance with regulatory requirements.
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues (including issues stemming from the COVID-19 pandemic) could result in our inability to supply our products to our customers, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, the COVID-19 pandemic has disrupted air travel in the United States and globally. Such disruptions could reduce or eliminate our ability to receive components or supply our customers. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California and Singapore facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. In many cases, the consumables we manufacture are bundled with products or components that we source from third parties and assemble, package and perform quality assurance testing at our Pleasanton facilities. Our Chromium Controllers are manufactured by our third-party manufacturer at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. While customer complaints regarding defects in our products and consumables have historically been low, our customers have experienced quality control and manufacturing defects in the past. For example, a manufacturing defect in certain of our Chromium Controllers resulted in an unacceptable level of LCD screen failures and we launched a free replacement program in 2018 to allow customers to replace affected LCD screens as a result. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that meet our requirements or our customers' expectations. Certain of our consumables are subjected to a shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or their facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In addition, as we increase manufacturing capacity, we will also need to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We will also need additional equipment, manufacturing and warehouse space and trained personnel to process higher volumes of products. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Pleasanton, California and Singapore locations is complicated by the use of our proprietary equipment that is not readily available from third-party manufacturers.
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the introduction of new instruments and consumables, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience and the risk of manufacturing defects or quality control issues could increase as a result. The expansion of our manufacturing capabilities could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We cannot assure investors that we and our third-party manufacturers will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects. Additionally, impacts stemming from the COVID-19 pandemic, including impacts on the health and safety of our manufacturing staff or on the global supply chain and transportation infrastructure, may limit our ability to manufacture products and components that meet specifications, in necessary quantities and at commercially acceptable costs and deliver them in commercially acceptable timeframes to our customers.
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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $542.7 million and $31.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $805.1 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, the sale of Class A common stock in our IPO and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer closures and other impacts stemming from the COVID-19 pandemic, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.
In particular, we are subject to significant risks of losses related to current litigation matters. See “—Risks related to litigation and our intellectual property.”
Our markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition. We currently compete with both established and early-stage companies that design, manufacture and market instruments, consumables and software for, among other applications, genomics, single cell analysis, spatial analysis and immunology. We believe our competitors include Becton, Dickinson and Company and Nanostring Technologies, Inc., each of which has products that compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies. Many of these companies have announced plans to introduce products that compete with our single cell, spatial and future In Situ platforms.
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
We currently generate substantially all of our revenue from the sale of our Chromium instruments, which we refer to as “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” In particular, we are dependent upon revenue generated from sales of our Single Cell Gene Expression consumables. There can be no assurance that we will be able to design future products, particularly non-Chromium product lines, that will meet the expectations of our customers or that our future products will become commercially viable. As technologies change in the future for research equipment in general and in genomics solutions specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling non-Chromium products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our Chromium Connect instrument will increase workflows for our future customers and their associated purchases of our consumables. If sales of our Chromium Connect instruments fail to materialize so will the related consumable sales and associated revenue. Our sales expectations are also based in part on the continued success of our Single Cell Gene Expression solutions. If our new products, including our Visium Spatial Gene Expression product, which was introduced in 2019, or our Single Cell Multiome ATAC+Gene Expression and Targeted Gene Expression products, which were introduced in 2020, fail to achieve sufficient market acceptance or sales of our Single Cell Gene Expression consumables decrease, our consumables revenue could be materially and adversely impacted.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. We pre-announce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product. In addition, the COVID-19 pandemic has made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory.
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
Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our employees and partners could decrease the effectiveness of our commercial organization and adversely affect our business and operating results. Additionally, our commercial organization’s ability to participate in on-site or other in-person sales and marketing or customer service activities, including participation in trade shows and other in-person events, or on-site installation of our products, may be restricted or eliminated due to the impacts of the COVID-19 pandemic. The effectiveness of our commercial organization may be decreased and our business and operating results may be materially and adversely affected as a result.
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
We have experienced rapid growth in recent periods. This growth and our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions each in 2018 and 2020 and one more in January 2021, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 852 employees as of December 31, 2020. As we have grown, our employees have become more geographically dispersed. We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy which will lead to increased dispersion of our employees. As a public company, our management and other personnel must devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of many of our employees working from home due to the COVID-19 pandemic. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
Our business depends significantly on the success of our Next GEM microfluidic chip.

Since our inception through December 31, 2020, a substantial number of our Chromium instruments utilized our legacy GEM microfluidic chips and associated consumables. In November 2018, a jury concluded that our Chromium instruments operating these chips and associated consumables infringe certain of Bio-Rad Laboratories, Inc.'s ("Bio-Rad") patents. We dedicated significant resources to designing and manufacturing our new Next GEM microfluidic chip, which uses a microfluidic architecture with fundamentally different physics from our legacy GEM microfluidic chip. We introduced our Next GEM microfluidic chips for our Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC solutions in the second quarter of 2019. We have been gradually phasing out our legacy GEM microfluidic chips and have substantially completed the transition of our customers to our Next GEM microfluidic chips and associated consumables.

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
If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
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
In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new areas in which we have limited or no experience, such as the sale of our solutions to biopharmaceutical customers. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and In Situ technologies in the future. Sales of new or existing solutions into new opportunities may take several years to develop and mature and we cannot be certain that these opportunities will develop as we expect. For example, new life sciences technology is often not adopted until a sufficient amount of research conducted using such technology has been published in peer-reviewed publications. Because there can be a considerable delay between the launch of a new life sciences product and publication of research using such product, new life sciences products do not generally contribute a meaningful amount of revenue in the year they are introduced. In certain situations, new life sciences technology, even if sufficiently covered in peer-

reviewed publications, may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict.
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
The future growth of the markets for our current and future solutions depends on many factors beyond our control, including recognition and acceptance of our solutions by the scientific community as best practice and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If the markets for our current and future solutions are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected. Additionally, impacts stemming from the COVID-19 pandemic have and may continue to limit demand for our solutions for the foreseeable future.
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
The COVID-19 pandemic may impact historical trends and the comparability of certain of the key business metrics over time. For example, the COVID-19 pandemic may (i) cause halo users to delay purchases of their own instruments, which could positively impact or prevent a decline in our consumables pull-through per instrument metrics, (ii) lead to a general reduction in consumables spending, which could negatively impact our consumables pull-through per instrument metrics or (iii) cause a general decrease in the rate of growth of our instrument installed base.
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development programs could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
The manufacturing process for our Chromium Controller takes place at our third-party manufacturer’s facilities in Singapore and the manufacturing process for our Chromium Connect takes place at our third-party manufacturer’s facilities in Nevada. The majority of our consumables are manufactured at our facilities in Pleasanton, California and Singapore using proprietary equipment. Certain raw materials, such as oligonucleotides and enzymes, are custom manufactured by outside partners. We periodically review the manufacturing capacity of our consumables and we expect to manufacture an increasing amount of consumables in-house. Our Pleasanton facilities also house the majority of our research and development and quality assurance teams. Our Chromium Connect is manufactured by our partner at their facility. The facilities and the equipment we and our third-party manufacturers use to manufacture our instruments and consumables and that we use in our research and development programs would be costly to replace and could require substantial lead times to repair or replace.
Our facilities in Pleasanton and Singapore are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics including COVID-19, outbreaks, power loss, conflict, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable for any reason, including due to the impacts of the COVID-19 pandemic, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities while shelter-in-place or other COVID-19-related measures remain in place. Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
We use a broad range of materials and supplies, including metals, chemicals and other electronic components, in our products. A significant disruption in the supply of these materials, including disruptions stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks, conflict, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
If we fail to offer high-quality customer service, our business and reputation could suffer.
We differentiate ourselves from our competition through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team. Potential impacts of the COVID-19 pandemic on the health and safety of our customer service organization could reduce or eliminate the organization’s ability to provide an exceptional customer experience. Additionally, the organization’s ability to provide on-site, in-person customer service (including on-site installation of our instruments) has and may continue to be restricted or eliminated due to the impacts of the COVID-19 pandemic. Therefore, failure to scale our customer service organization adequately or impacts on our organization’s ability to provide an exceptional customer experience may adversely impact our business results and financial condition.
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

Our continued growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. Many of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area, we expect to continue to rely on foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. The typical immigration and visa procedures of the United States have been impacted by COVID-19 and our current or future employees may be negatively affected by delays, disruptions or changes in United States immigration policies. Past United States administrations have made restricting immigration and reforming the work visa process a priority and these efforts may adversely affect our ability to find qualified personnel.
We do not maintain key person life insurance or fixed term employment contracts with any of our employees. As a result, our employees could leave our company with little or no prior notice and would be free to work for a competitor. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Additionally, while we are committed to maintaining a safe workplace and to support our personnel through the COVID-19 pandemic, the health and safety of our personnel may be impacted by COVID-19 and our operating results and growth prospects could be materially harmed as a result. Further, while our Pleasanton facilities have been designated an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, we may face civil liability if any of our employees contracts COVID-19 while performing his or her job on site or is otherwise negatively impacted by the COVID-19 pandemic.
Investments and acquisitions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
In 2018, we acquired Epinomics, Inc., an epigenetics company based in California, and Spatial Transcriptomics Holdings AB, a spatial analysis company based in Sweden. In 2020, we acquired CartaNA, an In Situ company based in Sweden and ReadCoor, an In Situ company based in Massachusetts. In January 2021, we acquired Tetramer Shop ApS, a reagent company based in Denmark. We believe we are successfully integrating the technologies acquired from those companies into our business, but the long-term success of these acquisitions is not guaranteed. We regularly review investment, acquisition and technology licensing opportunities, and we may invest in or acquire real estate or additional businesses and legal entities to add specialized employees, products or technologies as well as pursue technology licenses or investments in complementary businesses. Our previous acquisitions and any future transactions could be material to our financial condition and operating results and expose us to many risks, including:
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business;
•increases in our expenses and reductions in our cash available for operations and other uses;
•failure to realize anticipated benefits or synergies from such a transaction;
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
•possible write-offs or impairment charges relating to acquired businesses; and
•potential higher taxes if our tax positions relating to certain acquisitions were challenged.
Foreign acquisitions, such as our acquisitions of Spatial Transcriptomics Holdings AB, CartaNA AB and Tetramer Shop ApS involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur.

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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our Chromium Controller, to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. For example, the United States government’s fiscal year end occurs in our third quarter and may result in increased sales of our products during such quarter if government-funded customers have unused funds that may be forfeited, or future budgets that may be reduced, if such funds remain unspent at such fiscal year end. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Additionally, impacts of the COVID-19 pandemic could cause unpredictable temporary or permanent fluctuations in seasonal or cyclical variations as in the second quarter of 2020 in which widespread shutdowns caused a significant decrease in our revenue.
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
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. Certain of our consumables are perishable and must be kept below certain temperatures. As such, we ship certain of our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to labor disruptions, bad weather, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. While we work with customers to replace any consumables that are impacted by delivery disruptions, our reputation and our business may be adversely impacted even if we replace perished consumables free of charge. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
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
We are subject to certain United States government regulations because we have licensed technologies that were developed with United States government grants. Such licensed technologies are used, for example, in a substantial majority of our consumables. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights (“march-in rights”) which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third-party designated by such agency. The exercise of march-in rights or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. As of December 31, 2020, all of our products embodying licensed technology subject to march-in rights were manufactured in the United States. While we do not expect to move manufacturing of these products to facilities located outside of the United States, we cannot assure investors that such products will always be manufactured in the United States or that the applicable government agency would grant a waiver of such requirement. These restrictions may limit our ability to manufacture our products in geographies where it may be more economically favorable to do so which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the years ended December 31, 2020 and 2019, approximately 47% and 43%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
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
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2020 and 2019, approximately 16% and 15%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge foreign currency exposures.
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
In January 2020, the United Kingdom exited from the European Union (“Brexit”) under the terms of a withdrawal agreement, entering into a “transition period” ending December 31, 2020 during which the existing regulatory regime was essentially the same. The United Kingdom's withdrawal from the European Union occurred on January 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the "Trade and Cooperation Agreement"), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit on our business in the United Kingdom, the European Union and worldwide will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.
The events that could occur in the future as a consequence of the United Kingdom’s withdrawal may cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, access to European Union research funding by research scientists based in the United Kingdom may be reduced or cut off altogether. It also is unclear whether Brexit may limit the ability or willingness of the United Kingdom’s Medical Research Council or other funding sources to continue funding genomic or single cell research by local research centers and labs. The impact of the United Kingdom’s withdrawal from the European Union could negatively impact our revenue as a result of currency fluctuations, a slowdown in research funding or restricted budgets. In addition, the growth of sales in the United Kingdom may be slowed or those sales may even decline as a result of this withdrawal. Additionally, distribution costs for products sold in the United Kingdom may be increased due to trade agreements and incremental importation expenses and it may become more difficult or time-consuming to ship our products into the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, the implementation of the Trade and Cooperation Agreement, the outcome of further negotiations and the policies, rules and regulations that are adopted as a result, may increase our cost of doing business in Europe, disrupt our European operations and adversely affect our operating results and growth prospects.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
Risks related to our regulatory environment and taxation
Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multi-omic information and gene editing could reduce demand for our products.
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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially in the Asia-Pacific region. For the years ended December 31, 2020 and 2019, sales outside of North America constituted approximately 47% and 43%, respectively, of our sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.
Additionally, our business may be adversely impacted by retaliatory trade measures taken by China or other countries. Such measures could include restrictions on our ability to sell or import our instruments and/or consumables into certain countries or have the effect of increasing the prices of our instruments and/or consumables. Although the United States and China signed an interim trade agreement in January 2020 (the “Phase One deal”), the parties are continuing to negotiate a trade agreement. At this time, it is unknown whether the Phase One deal will last, whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions and what effect the ultimate trade agreement will have on our business. There are also pressures on the U.S. Administration to retaliate against China over China’s inability to prevent COVID-19 from spreading outside of the country’s borders and China’s actions in Hong Kong, which could lead to additional U.S., Chinese and other tariffs, or a resumption of trade hostilities, exposing us to increased tariffs in the U.S. and Chinese markets. Therefore, it is possible further tariffs may be imposed that could cover imports of the export or sale our instruments and/or consumables, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, which could materially harm our business, financial condition and results of operations. The nature of the dispute between the United States and China is evolving and additional products such as ours could become subject to tariffs, which could adversely affect the marketability of our products and our results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.
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
As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) of $373.7 million and federal tax credit carryforwards of $27.6 million. Our federal NOLs generated after January 1, 2018, which total $258.8 million are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2032. As of December 31, 2020, we had state NOLs of $188.5 million, which expire beginning in 2030. In addition, we had state tax credit carryforwards of $20.9 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes as described below. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed a study through December 31, 2020 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition, certain attributes are subject to annual limitations as a result of our acquisition of ReadCoor, which constitutes an ownership change. Such limitations may result in expiration of a portion of the carryforwards before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly revised the Code. This federal income tax law contains significant changes to corporate taxation. In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have completed our evaluation of the overall impact of this recent interpretation of German law and our evaluation of the overall impact of TCJA on our effective tax rate and balance sheet through December 31, 2020 and have reflected the amounts in our financial statements for the quarter ended December 31, 2020.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material impact on the Company’s consolidated financial statements.

Risks related to our intellectual property, information technology, and data security
We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products.
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
In the United States, California enacted the California Consumer Privacy Act (the “CCPA”), which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. In addition, in November 2020, Californians approved Proposition 24, that was also known as the California Privacy Rights Act (the "CPRA"). The CPRA modifies and expands the CCPA and established a new California Privacy Protection Agency. While the CPRA extended the current CCPA exemption of employment and business-to-business data until January 1, 2023, it also established January 1, 2023 as the new compliance date for most of the other substantive provisions that companies doing business in California must be prepared to meet. In addition to applying to businesses that buy and sell personal information the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of "sensitive personal information" that includes, genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals' rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA's three-year compliance roll-out and the impact it will have on us and others in our industry, however, we expect to incur increased compliance costs and may be subject to increased potential liability in the event we fail to comply. Similar privacy and data protection laws have also been proposed in other states and at the federal level.
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

In the fourth quarter of 2018, we began recording an accrual for estimated royalties as a cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of December 31, 2020, we had accrued a total of $44.2 million relating to this matter which includes our estimated 15% royalty for subsequent sales through that date.
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
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020. We paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad on December 17, 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect to be made around the second half of 2021.
Neither the lower Court judgment nor the Federal Circuit opinion in the 2015 Delaware Action implicate our Next GEM products. We have dedicated significant resources to designing and manufacturing our Next GEM microfluidic chips which use fundamentally different physics from our legacy GEM microfluidic chips. Neither the jury verdict nor the injunction relate to our Next GEM microfluidic chips based on our new proprietary design and associated consumables which we launched in May 2019 for three of our single cell solutions – Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC. Since August 28, 2019, all Chromium instruments that we sell and have sold operate exclusively with our Next GEM solutions and we have substantially completed the transition of our customers to our Next GEM microfluidic chips and associated consumables.
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
We and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of our gel bead manufacturing chips, but not with respect to non-infringement of our Next GEM microfluidic chips. We have appealed the Final Determination with respect to infringement of our legacy GEM microfluidic chips. Oral argument is scheduled on April 7, 2021. We expect a decision around the fourth quarter of 2021.
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
The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against us in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe U.S. Patents Nos. 9,216,392, 9,347,059 and the five patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against our Next GEM products. In August

2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents. In October 2020, the Company filed two petitions for IPR challenging the validity of the ‘115 patent. The Company expects the PTAB to issue a decision on institution of these IPR petitions in the second quarter of 2021.
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
Discovery is ongoing. A Markman hearing was conducted in September 2020. In December 2020, the Court ordered the parties to be ready for trial for Bio-Rad’s patent claims and our patent counterclaims in July 2021 and for our antitrust counterclaims in September 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, we filed two petitions for IPR challenging the validity of the '277 patent. On January 13, 2021, the PTAB denied institution of IPRs for the '444 patent. On February 22, 2021, the PTAB denied institution of IPRs for the '277 patent.
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
On February 12, 2020, the ITC issued its Final Determination affirming the judge’s findings with respect to Bio-Rad’s violation of the ‘024, ‘468 and ‘530 patents, including the judge’s findings for those patents with respect to infringement, validity and ownership. The ITC issued an exclusion order prohibiting Bio-Rad from importing into the United States infringing microfluidic devices, components thereof and products containing same, including the ddSEQ products. The ITC also issued a cease and desist order preventing Bio-Rad from selling such imported products in the United States. The ITC’s remedial orders do not identify any ddSEQ assay as exempted from their potential scope. The ITC orders do not prohibit the importation or sale of microfluidic consumables imported into the U.S. for use by researchers who are using such consumables as of February 12, 2020, and who have a documented need to continue receiving such consumables for a specific current ongoing research project for which that need cannot be met by any alternative product. The Final Determination is subject to a 60-day presidential review period.  On April 29, 2020, Bio-Rad appealed the Final Determination to the Court of Appeals for the Federal Circuit. We expect appeals to be completed in late-2021, and we cannot guarantee investors that the Final Determination will not be reversed on appeal.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Worldwide we own or exclusively license over 330 issued or allowed patents and over 660 pending patent applications as of December 31, 2020. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal controls over financial reporting. We ceased to be an "emerging growth company" as of January 1, 2021 and are now required to comply with certain provisions of SOX and are no longer permitted to take advantage of reduced disclosure requirements applicable to emerging growth companies.
We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and we expect these expenses to increase because we are no longer eligible to take advantage of the reduced disclosure requirements and other benefits available to emerging growth companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act, SOX, the listing requirements of Nasdaq and other applicable federal and Delaware rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. In September 2020, California enacted a law that requires publicly held companies headquartered in California to have at least one director from an underrepresented community, as defined in the law, by the end of 2021 and at least three by the end of 2022, depending on the size of the board. The laws impose financial penalties for failure to comply. We are currently in compliance with the requirements of both laws but we may incur costs associated with complying with the law in future years, including costs associated with expanding our board of directors or identifying qualified candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we fail to comply. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
General risks
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
•natural disasters, infectious diseases, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks or major catastrophic events; and
•the other factors described in this “Risk Factors” section.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Pleasanton, California, where we lease approximately 235,000 square feet of space under leases expiring between June 2023 and June 2033, as well as a manufacturing center in Singapore. Including the Pleasanton leases, we lease approximately 320,000 square feet globally. In January 2021, we completed the acquisition of certain real property located in Pleasanton, California for an aggregate cash purchase price of $29.4 million. We intend to utilize this site to accommodate our future growth requirements. We believe that our current and planned facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
In the fourth quarter of 2018, we began recording an accrual for estimated royalties as a cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of December 31, 2020, we had accrued a total of $44.2 million relating to this matter which includes our estimated 15% royalty for subsequent sales through that date.
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
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020. We paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad on December 17, 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect to be made around the second half of 2021.
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
We and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of our gel bead manufacturing chips, but not with respect to non-infringement of our Next GEM microfluidic chips. We have appealed the Final Determination with respect to infringement of our legacy GEM microfluidic chips. Oral argument is scheduled on April 7, 2021. We expect a decision around the fourth quarter of 2021.

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
Discovery is ongoing. A Markman hearing was conducted in September 2020. In December 2020, the Court ordered the parties to be ready for trial for Bio-Rad’s patent claims and our patent counterclaims in July 2021 and for our antitrust counterclaims in September 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, we filed two petitions for IPR challenging the validity of the '277 patent. On January 13, 2021, the PTAB denied institution of IPRs for the '444 patent. On February 22, 2021, the PTAB denied institution of IPRs for the '277 patent.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TXG”.
Holders of Common Stock
As of January 31, 2021, there were 40 holders of record of our Class A common stock and 20 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our Class A common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Composite Index. An investment of $100 is assumed to have been made in our Class A common stock and each index at market close on September 12, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock to date. The offering price of our Class A common stock in our initial public offering (“IPO”), which had a closing stock price of $52.75 on September 12, 2019, was $39.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among 10x Genomics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Composite Index

	Cumulative Total Return
	September 12, 2019	December 31, 2019	December 31, 2020
10x Genomics, Inc.	$100	$144.55	$268.44
NASDAQ Composite Index	100	109.50	157.28
NASDAQ Biotechnology Composite Index	$100	$115.79	$145.53
Sales of Unregistered Securities
None.
Use of Proceeds
There has been no material change in the expected use of the net proceeds from our IPO, as described in our Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Issuer Purchases of Equity Securities
None.
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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. Our expanding suite of offerings leverages our cross-functional expertise across biology, chemistry, software and hardware to provide a comprehensive, dynamic and high-resolution view of complex biological systems. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium and Chromium Connect instruments, which we refer to as “Chromium instruments” or “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Visium and Chromium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Since launching our first product in mid-2015, and as of December 31, 2020, we have sold 2,412 instruments to customers around the world, including all of the top 100 global research institutions as ranked by Nature in 2019 based on publications and all of the top 20 global biopharmaceutical companies by 2019 research and development spend.
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our Chromium instruments and Chromium consumables are designed to work together exclusively. After buying a Chromium instrument, customers purchase consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our Chromium instruments. For the years ended December 31, 2020 and 2019, sales of our Chromium instruments accounted for 13% and 14% of our revenue, respectively, sales of our consumables accounted for 85% and 84% of our revenue, respectively, and sales of services accounted for 2% of our revenue in each year.
We currently serve thousands of researchers in more than 45 countries. Our customers include a range of academic, government, biopharmaceutical, biotechnology and other leading institutions around the globe. In both the years ended December 31, 2020 and 2019, approximately 65% and 70%, respectively, of our direct sales revenue came from sales to academic institutions.
As of December 31, 2020, we employed a commercial team of over 290 employees, including more than 100 commissioned sales representatives, many with Ph.D. degrees and many with significant industry experience. We follow a direct sales model in North America and certain regions of Europe, representing the majority of our revenue. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. We currently sell our products for research use only. For the years ended December 31, 2020 and 2019, sales within North America accounted for approximately 53% and 57% of our revenue, respectively.
Revenue increased 22% to $298.8 million in the year ended December 31, 2020 as compared to $245.9 million in the year ended December 31, 2019, primarily due to the increase in adoption of our instruments by customers and the use of associated consumables on those instruments.
We focus a substantial portion of our resources on developing new products and solutions. Our research and development efforts are centered around improving the performance of our existing assays and software, developing new Chromium solutions such as multi-omics solutions, developing our Visium platform, improving and developing new capabilities for our Chromium platform, developing combined software and workflows across multiple solutions and investigating new technologies including the development of our In Situ technology. We incurred research and development expenses of $123.4 million and $83.1 million for the years ended December 31, 2020 and 2019, respectively. We intend to make significant investments in this area for the foreseeable future. In addition, in 2020, we invested in asset acquisitions resulting in in-process research and development charges of approximately $447.5 million. There were no similar acquisitions in the year ended December 31, 2019.
Our instrument manufacturing is contracted out to a third-party contract manufacturer in Asia and the United States and we manufacture the majority of our consumable products in-house, with a small amount of our components outsourced to key suppliers. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
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
On September 15, 2020, we completed an underwritten follow-on public offering, in which we issued and sold 4,600,000 shares of Class A common stock (which included 600,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $110.00 per share. We received aggregate net proceeds of $482.3 million, after deducting offering costs, underwriting discounts and commissions of $23.8 million.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $542.7 million and $31.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $805.1 million and cash and cash equivalents totaling $663.6 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Pandemic Environment
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. Since then, COVID-19 has continued to spread throughout much of the United States and the world causing uncertainty and disruption to business activities. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19. Despite the impacts of the global COVID-19 pandemic, we have endeavored to successfully maintain operational effectiveness and continue providing researchers with our solutions as described below:
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
•Beginning in March 2020, we required the majority of our personnel to work remotely while we designed and implemented measures to maintain a safe workplace. Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we implemented protocols and safety measures at our facilities including social distancing, symptom screening, regular deep cleaning and 10x-provided personal protective equipment to support and safeguard the health and safety of the team which remained onsite in March 2020 to support essential operations. Among other efforts, as we looked to regain our pre-COVID-19 levels of manufacturing and research and development activities by bringing additional personnel back onsite, in April 2020 we created a testing site for SARS-CoV-2 (the virus which causes COVID-19) at our Pleasanton headquarters. On a weekly basis, we test all employees who access our facilities, and no employee is allowed to access our facilities without a negative test. After having completed thousands of tests to date, our testing program has uncovered only a few, isolated test results indicating the presence of SARS-CoV-2. We believe we have been able to successfully isolate these individuals and prevent the spread of the virus within our workforce, but we will continue to monitor and track these developments. As an additional safeguard against SARS-CoV-2 transmission among our onsite employee base, in the second quarter of 2020 we introduced the use of Controlled Air Purifying Respiratory Systems (“CAPRS”) by certain of our onsite employees who need to work in close proximity to each other. CAPRS work to protect 10x personnel by filtering out potentially harmful or infectious materials including SARS-CoV-2 particles. These and other safety measures have facilitated the safe return to work of most of our research and development, manufacturing and other operations personnel;
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
•With the implementation of our protocols and safety measures, our production, shipping and customer service functions have been operational and we have been able to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers, our supply chain remains intact and we have not yet experienced significant supply issues. With respect to equipment and raw material supply, we continue to work to secure sufficient critical equipment and raw materials to meet anticipated future demand and we are carrying higher levels of inventory and monitoring closely whether there will be a material negative impact due to potential future shortages or price increases from suppliers. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed;
•Due to the measures taken to ensure the safety of 10x personnel described above, we were able to materially increase our research and development capacity in the second, third and fourth quarters of 2020 relative to the height of the COVID-19 shutdown. In 2020, we launched four new products for our customers: (1) Our Targeted Gene Expression solution will allow researchers to target the genes most relevant for their research, validate their hypotheses faster and reduce sequencing costs; (2) Our Single Cell Multiome ATAC+Gene Expression solution is designed to allow researchers to read both gene expression and epigenetic programming in the same cells across thousands to tens of thousands of cells in a single experiment; (3) Our Visium Spatial Gene Expression solution with Immunofluorescence allows whole transcriptome spatial analysis and protein detection in the same tissue section; and (4) A new version of our Single Cell Immune Profiling solution offers increased sensitivity, reduced sequencing costs and access to rare gene signatures;
•Despite the impacts of the COVID-19 pandemic, including that the majority of 10x personnel worldwide continue to work remotely, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We implemented a cloud-based enterprise resource planning (“ERP”) system, Oracle Cloud, to automate our business processes including our forecasting, accounts receivable, inventory and vendor management processes which went live during the third quarter of 2020. We were also able to complete the underwritten public follow-on offering and the acquisition of CartaNA during the third quarter of 2020, the acquisition of ReadCoor during the fourth quarter of 2020 and the acquisition of Tetramer Shop ApS in January 2021; and
•We continue to actively review and manage costs to navigate the current environment and to allow 10x to remain in a strong financial and operating position until the pandemic is brought under control.
While the disruption is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—The impacts and potential impacts of the COVID-19 pandemic continues to create significant uncertainty for our business, financial condition and results of operations,” specifically, under Part I, Item 1A.
Acquisitions
On August 21, 2020, we purchased all of the outstanding shares of CartaNA, a privately held company based in Stockholm, Sweden, for $41.8 million, inclusive of $0.6 million of transaction costs and net of cash acquired of $1.5 million. CartaNA is developing In Situ technology, consisting of a suite of proprietary reagents, which aims to enable researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
On October 13, 2020, we purchased all of the outstanding shares of ReadCoor, a privately held company based in Cambridge, Massachusetts, for $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock, The purchase agreement provided for the Company to issue 1,901,382 shares of the Company’s class A common stock which was based on a contractual value of $250.0 million divided by the ten-day weighted average price of the Company's common stock shortly prior to the acquisition. In determining the total purchase consideration paid for ReadCoor, these shares were valued at $306.0 million based on the fair value of the Company’s class A common stock on the acquisition date. ReadCoor is also developing In Situ technology.

Both these acquisitions were accounted for as asset acquisitions. See Note 3 to the consolidated financial statements for further details.
On January 8, 2021, we acquired 100% of the outstanding shares of Tetramer Shop ApS, a privately held company based in Copenhagen, Denmark, for $10 million in cash. Tetramer Shop ApS develops and provides reagents for precise monitoring of antigen-specific T cells in research and development.
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
Instrument installed base

	As of December 31,
	2020	2019
Instrument installed base	2,412	1,666
Our products are sold to academic, government, biopharmaceutical, biotechnology and other leading institutions around the globe. Our Chromium Controller instrument is user installable and does not require in-person training. Our Chromium Connect instrument requires installation and we offer in-person training for its use. We believe the instrument installed base is one of the indicators of our ability to drive customer adoption of our products. We define the instrument installed base as the cumulative number of Chromium instruments sold since inception.
Our quarterly instrument unit volumes can fluctuate due to a number of factors, including the procurement and budgeting cycles of many of our customers, especially government and academic institutions where unused funds may be forfeited or future budgets reduced if purchases are not made by their fiscal year end. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which may result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. We also believe the timing of unit sales has been impacted and will continue to be impacted by the timing of product introductions and transitions which can either accelerate or delay demand of existing and new products depending on the needs of individual researchers to conclude existing studies or to use new and improved product capabilities. Further, the growth of our market in certain geographic regions and our continued efforts to service these regions impact unit volumes quarter to quarter. Finally, our Chromium Connect instrument could create variability in our installed base since Chromium Connect instruments require installation and in-person training prior to being added to our instrument installed base. We therefore believe that an annual representation of our instrument installed base is most appropriate for assessing trends in our business.
Chromium consumable pull-through per instrument

	Year ended December 31,
(in thousands)	2020	2019
Chromium consumable pull-through per instrument	$124	$158
Our consumables portfolio includes proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions. Our Chromium instruments and Chromium consumables are designed to work together exclusively. This Chromium closed-system model generates recurring revenue from each instrument we sell. Our growth in the instrument installed base has been the largest contributor to our growth in consumable sales. In addition, we believe that annual consumable pull-through per instrument is an indicator of our ability to generate future consumable revenue and the rate of customer adoption of our applications. We define consumable pull-through per instrument as the total consumables revenue in the given quarter divided by the average instrument installed base during that quarter. We calculate the average instrument installed base for a given quarter using the instrument installed base as of the last day of the prior quarter and the instrument installed base as of the last day of the given quarter. We calculate the annual consumable pull-through per instrument figure by summing the quarterly pull-through for the quarters in a given year. The figures in the table above represent the annual consumable pull-through per instrument for the years ended December 31, 2020 and 2019.
We do not believe the consumable pull-through per instrument in an individual quarter is an effective indicator of the current state of our business trends. Our quarterly consumable pull-through can fluctuate due to a number of factors. In addition to timing of product transitions such as the Next GEM consumable transition, other factors such as the budget and funding cycles of our customers and closures of some of our customers' facilities arising from the continued impact of the COVID-19 pandemic can cause our quarterly consumables pull-through fluctuate quarter to quarter. For example, a significant portion of our current customers are reliant on government funding and research grants. These funds and grants typically expire at year end, resulting in a higher consumable pull-through per instrument in the fourth quarter relative to the first three quarters of the year. Also, during the first half of 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus resulting in the vast majority of academic and government labs around the world suspending or severely reducing operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business during this period. However, beginning in June 2020, we observed a modest re-opening of labs for general research which continued throughout the second half of 2020 resulting in an uptick in our sales activity during this period. Not all labs are able to operate at full capacity even if open and we may encounter delays before labs are able to fully resume their research and we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the first quarter of 2021 and beyond. Once labs re-open and are able to resume normal levels of research activities, we expect to continue to see increased demand for our products. Finally, as we continue to expand into new markets globally as well as into new industries, our average pull-through could be adversely impacted in a particular period. We therefore believe that an annual, rather than quarterly, representation of our consumable pull-through is most appropriate for assessing trends in our business.
Our current customer base includes customers who purchase consumables for use on a shared or centralized instrument. We refer to customers who purchase consumables but do not own an instrument as “halo users.” Halo users, as well as the future introduction of consumables that may not use instruments, such as our Visium solution, or Chromium instruments that are expected to use a greater amount of consumables, such as our Chromium Connect instrument, could reduce the utility of this metric and make it difficult to compare consumable pull-through per instrument metrics over time.
Key factors affecting our performance
We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under the heading “Risk Factors”.
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
We plan to grow our instrument sales in the coming years through multiple strategies including expanding our sales efforts globally and continuing to enhance the underlying technology and applications for life sciences research. As part of this strategy and in an effort to increase the rate of sales of our instruments, we increased our sales force by 32% from December 31, 2019 through December 31, 2020, with more than 100 commissionable sales representatives as of December 31, 2020. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing the Chromium Controller instrument and enabling its ability to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our instruments and consumables. We have developed and introduced our Chromium Connect instrument, which is an automated version of our current Chromium Controller instrument. We believe the automated features of the Chromium Connect will increase our addressable market by increasing utilization by biopharmaceutical customers.
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
Although our annual consumable pull-through per instrument declined in 2020 as a result of the impact of COVID-19, we expect it to return to pre-COVID-19 levels of approximately $150,000 per instrument as our customers recover from this pandemic. Our expansion into new markets with less experienced users could adversely impact average pull-through, but we expect the sales of our Visium Spatial Gene Expression solution as well as the release of new products and applications for our Chromium instruments and Visium platform to increase consumable pull-through per instrument and offset these declines. We have reported our Visium product revenue as part of consumable revenue and included it in the average pull-through per instrument calculation. Even though Visium is not processed through a Chromium instrument, we will sell the product primarily to Chromium instrument users and view it as pull-through from a business perspective.
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
For each of the years ended December 31, 2020 and 2019, our Single Cell Gene Expression consumables, which were introduced in 2016, accounted for the majority of our consumables revenue. For the year ended December 31, 2020, the remaining consumables revenue was substantially comprised of sales of our Single Cell Immune Profiling consumables, our Single Cell ATAC consumables, Visium and Single Cell Multiome ATAC+Gene Expression solution. The mix in variance between these periods was attributable to the introduction of Visium in the fourth quarter of 2019 and Single Cell Multiome ATAC+Gene Expression solution in the third quarter of 2020 which was met with significant initial demand. Revenue contribution from our Single Cell Gene Expression consumables decreased as a percentage of overall consumables revenue while revenue contribution from our Single Cell Immune Profiling, Visium and Single Cell Multiome ATAC+Gene Expression solution consumables increased as a percentage of overall consumables revenue for the year ended December 31, 2020. In 2020, we launched four new products for our customers: (1) Our Targeted Gene Expression solution will allow researchers to target the genes most relevant for their research, validate their hypotheses faster and reduce sequencing costs; (2) Our Single Cell Multiome ATAC+Gene Expression solution is designed to allow researchers to read both gene expression and epigenetic programming in the same cells across thousands to tens of thousands of cells in a single experiment; (3) Our Visium Spatial Gene Expression solution with Immunofluorescence allows whole transcriptome spatial analysis and protein detection in the same tissue section; and (4) A new version of our Single Cell Immune Profiling solution offers increased sensitivity, reduced sequencing costs and access to rare gene signatures.
In addition, our margins are higher for those instruments and consumables that we sell directly to customers as compared to those that we sell through distributors. While we expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term, we are currently evaluating increasing our direct sales capabilities in certain geographies.
In the near term, we expect product mix changes between established products and lower margin new products, and investment in the expansion of manufacturing, warehousing and product distribution facilities to have the greatest impact on our margins. We expect accrued royalties related to the Bio-Rad litigation as described below under “Part I, Item 3–Legal Proceedings,” will be lower as compared to accrued royalties recognized in prior periods and which will have a modest favorable impact on our margins. We expect this favorable impact to be offset, by lower margin newly introduced products and expenses related to our planned increases in manufacturing and distribution capacity in our Pleasanton, California headquarters. In addition to the impact of competing products entering the market, the future margin profiles of our instruments and consumables will depend upon the outcome of such litigation, any royalties we are required to pay and the royalty rates and products to which such royalties apply.
Continued investment in growth
Our significant revenue growth has been driven by rapid innovation towards novel solutions that command price premiums and quick adoption of our solutions by our customer base. In 2020, we introduced four new products and in 2019, we introduced four new products or updates to existing products. We intend to continue to make focused investments to increase revenue and scale operations to support the growth of our business and therefore expect expenses in this area to increase. We have invested, and will continue to invest, significantly in our manufacturing capabilities and commercial infrastructure. The expansion, in 2020, to our new Pleasanton global headquarters and research and development center, which we completed in 2019 will help us achieve these goals in the near term by providing additional manufacturing, research and development and general office space. We plan to further invest in research and development as we hire employees with the necessary scientific and technical backgrounds to enhance our existing products and help us bring new products to market, and we expect to incur additional research and development expenses and higher stock-based compensation expenses as a result. We also plan to invest in sales and marketing activities, and we expect to incur additional general and administrative expenses and to have higher stock-based compensation expenses as we support our growth. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
Acquisitions of key technologies
We have made, and intend to continue to make, investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. Such investments could take the form of an asset acquisition, the acquisition of a business or the exclusive or non-exclusive license of patented technology. Any such acquisitions we make may affect our future financial results. For example, our 2020 acquisitions of CartaNA and ReadCoor were largely comprised of purchases of intellectual property which were expensed as in-process research and development in the quarter during which such acquisitions occurred. While we have not previously entered into material joint-development, partnership or joint- venture agreements, we may in the future decide to do so and any such arrangements may limit our rights and the commercial opportunities of any jointly developed technology.
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
Gross profit/gross margin.    Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit and gross margins in future periods are expected to fluctuate from quarter to quarter and will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product warranty obligations. We currently anticipate that we will experience an increase in absolute dollars of both revenue and cost of revenue as we grow our business. Additionally, we expect gross margins to be favorably impacted in 2021 as a result of lower accrued royalties related to the Bio-Rad litigation due to the completed transition of our customers to our Next GEM microfluidic chips and associated consumables. We expect this favorable impact to be offset, at least partially, by expenses related to our planned increases in manufacturing and distribution capacity in our Pleasanton, California headquarters as well as in certain locations outside the United States and higher expenses from newly introduced products.
As noted above, since Next GEM’s introduction in May 2019, we experienced improved gross profit for the year ended December 31, 2020, as we sold more Next GEM microfluidic chips and associated consumables because these products are not subject to the royalty payments to Bio-Rad. Consumables subject to the 15% royalty accrual related to the Bio-Rad litigation comprised a lower percentage of our consumable sales for year ended December 31, 2020. We expect our gross margins for 2021 to be favorably impacted by the completed transition of our customers to our Next GEM microfluidic chips and associated consumables since these microfluidic chips and associated consumables are not subject to the 15% royalty accrual (See “Part I, Item 3 – Legal Proceedings”) and have similar selling prices to the GEM products that they are replacing. We expect this favorable impact to be offset by lower margin newly introduced products and expenses related to our planned increases in manufacturing and distribution capacity in our Pleasanton, California headquarters. Further developments in our litigation with Bio-Rad could have a material impact on our gross margins, both in the near term and beyond.
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
We plan to continue to invest significantly in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. In addition to making investments in next generation products for single cell and spatial analysis, our ReadCoor and Cartana acquisitions will allow us to begin development of our In Situ platform. We also expect allocated facilities and information technology costs to increase in future periods as a result of higher costs associated with the expansion to our global headquarters and research and development center in Pleasanton, California. As a result of these and other initiatives, we expect research and development expense will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
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
Selling, general and administrative. Selling, general and administrative expense primarily consists of costs related to the selling and marketing of our products, including sales incentives and advertising expenses and costs associated with our finance, accounting, legal (excluding accrued contingent liabilities), human resources and administrative personnel. Related costs associated with these functions, such as attorney and accounting fees, recruiting services, administrative services, insurance, public relations and communication activities, marketing programs and trade show appearances, travel, customer service costs, costs associated with COVID-19 screening, safety equipment purchases and cleaning and allocated costs including facilities and information technology, are also included in selling, general and administrative expenses.
We expect to incur additional selling, general and administrative expenses due to continued investment in our sales, marketing and customer service efforts to support the anticipated growth of our business. We also expect increased infrastructure costs, as well as increased costs for accounting, human resources, legal including litigation-related fees and contingency payments, insurance and investor relations. We expect to continue our hiring, in the United States as well as internationally, in all these areas in line with the continued growth of our business. We also expect allocated facilities costs to increase in future periods as a result of higher costs associated with the expansion to our global headquarters and research and development center in Pleasanton, California. As a result of these and other initiatives, we expect selling, general and administrative expenses to vary from period to period as a percentage of revenue and increase in absolute dollars in future periods. We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses and selling, general and administrative expenses to increase in absolute dollars.
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
In the year ended December 31, 2018, we recorded a $30.6 million charge to reflect our best estimate of loss in resolving our ongoing disputes. In the year ended December 31, 2019, we recorded an additional $1.5 million charge related to additional pre- and post- judgment interest. Beginning in the fourth quarter of 2018, we began recording an accrual for estimated royalties as cost of revenue. For the years ended December 31, 2019 and 2018, we accrued royalties of $29.2 million and $7.4 million, respectively. As of December 31, 2019 and 2018, the total amount accrued was $68.7 million and $38.0 million, respectively, comprising of the original charge, the estimated royalties and the interest charges. In the year ended December 31, 2020, we recorded an additional $1.3 million charge related to additional post- judgment interest and $9.5 million for accrued royalties.
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
Interest expense
Interest expense consists primarily of interest on our accrued license fees and outstanding debt which was fully prepaid on February 20, 2020. See Note 5 to the consolidated financial statements for further details.
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
As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) of approximately $373.7 million and federal tax credit carryforwards of approximately $27.6 million. Our federal NOLs generated after January 1, 2018, which total $258.8 million, are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2032. As of December 31, 2020, we had state NOLs of approximately $188.5 million, which expire beginning in 2030. In addition, we had state tax credit carryforwards of approximately $20.9 million, which do not expire. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards. We currently maintain a full valuation allowance against these tax assets.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed a study through December 31, 2020 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition, certain attributes are subject to annual limitations as a result of our acquisition of ReadCoor, which constitutes an ownership change. Such limitations may result in expiration of a portion of the carryforwards before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue	$298,845	$245,893	$146,313
Cost of revenue(1)	58,468	61,033	28,661
Gross profit	240,377	184,860	117,652
Operating expenses:
Research and development(1)	123,375	83,097	47,537
In-process research and development	447,548	—	62,363
Selling, general and administrative(1)	202,326	130,834	87,936
Accrued contingent liabilities	1,270	1,502	30,580
Total operating expenses	774,519	215,433	228,416
Loss from operations	(534,142)	(30,573)	(110,764)
Other income (expense):
Interest income	1,532	2,805	1,024
Interest expense	(1,682)	(3,079)	(2,409)
Other income (expense), net	1,337	(186)	(249)
Loss on extinguishment of debt	(1,521)	—	—
Total other expense	(334)	(460)	(1,634)
Loss before provision for income taxes	(534,476)	(31,033)	(112,398)
Provision for income taxes	8,255	218	87
Net loss	$(542,731)	$(31,251)	$(112,485)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$1,551	$325	$85
Research and development	19,623	5,721	1,030
Selling, general and administrative	27,452	7,287	1,543
Total stock-based compensation expense	$48,626	$13,333	$2,658
The following table sets forth our consolidated results of operations data as a percentage of revenue for the periods presented.

	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	19.6	24.8	19.6
Gross profit	80.4	75.2	80.4
Operating expenses:
Research and development(1)	41.3	33.8	32.5
In-process research and development	149.7	—	42.6
Selling, general and administrative(1)	67.7	53.2	60.1
Accrued contingent liabilities	0.4	0.6	20.9
Total operating expenses	259.1	87.6	156.1
Loss from operations	(178.7)	(12.4)	(75.7)
Other income (expense):
Interest income	0.6	1.2	0.7
Interest expense	(0.6)	(1.3)	(1.6)
Other income (expense), net	0.4	(0.1)	(0.2)
Loss on extinguishment of debt	(0.5)	—	—
Total other expense	(0.1)	(0.2)	(1.1)
Loss before provision for income taxes	(178.8)	(12.6)	(76.8)
Provision for income taxes	2.8	0.1	0.1
Net loss	(181.6)%	(12.7)%	(76.9)%
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	0.5%	0.1%	0.1%
Research and development	6.6	2.3	0.7
Selling, general and administrative	9.2	3.0	1.0
Total stock-based compensation expense	16.3%	5.4%	1.8%
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$298,845	$245,893	$52,952	22%
Revenue increased $53.0 million, or 22%, for the year ended December 31, 2020 as compared to year ended December 31, 2019. The increase was driven primarily by an increase in consumables and instruments revenue. Consumables revenue increased $45.8 million, or 22%, to $252.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in consumables revenue was driven by the growth in the instrument installed base partially offset by decreased demand due to closures of some of our customers' facilities arising from the continued impact of the COVID-19 pandemic. We experienced continued increases in revenue from our Single Cell Immune Profiling, Single Cell Multiome ATAC+Gene Expression, Single Cell ATAC, and Visium Spatial Gene Expression consumable products.
Instrument revenue increased $5.2 million, or 15%, to $40.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to higher volume of instruments sold, partially offset by lower average selling prices. The number of instruments sold during the year ended December 31, 2020 was 746 units, an increase of 16% as compared to the prior year, resulting in an ending installed base of 2,412 instruments. Revenue for the year ended December 31, 2020 include sales of our newly introduced Chromium Connect which have substantially higher selling prices.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. During the first half of 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus resulting in the vast majority of academic and government labs around the world suspending or severely reducing operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business during this period. However, beginning in June 2020, we observed a modest re-opening of labs for general research which continued throughout the second half of 2020 resulting in an uptick in our sales activity during this period. As of December 31, 2020, we estimated that approximately 93% of our customer labs were open for general research in some capacity. Not all labs are able to operate at full capacity even if open and we may encounter delays before labs are able to fully resume their research and we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the first quarter of 2021 and beyond. Once labs re-open and are able to resume normal levels of research activities, we expect to continue to see increased demand for our products.
Cost of revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$58,468	$61,033	$(2,565)	(4)%
Gross profit	$240,377	$184,860	$55,517	30%
Gross margin	80%	75%
Cost of revenue decreased $2.6 million, or 4%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was primarily due to lower accrued royalties of $19.6 million related to the 2015 Delaware Action, partially offset by an increase of $9.2 million from increased sales including newly introduced products, $3.5 million of costs related to our development of a second manufacturing facility, $1.3 million of freight and distribution costs, $1.3 million of license fee, inventory scrap and excess and obsolete inventory charges of $0.9 million and idle manufacturing capacity charges of $0.8 million.
Gross profit increased $55.5 million, or 30% primarily due to higher revenue and lower accrued royalties related to the 2015 Delaware Action. Gross margin percentage increased by 5 points for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the reasons described above and below.
During the first half of 2020, the vast majority of academic and government labs around the world suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders resulting in a decrease in overall demand during this period and also resulting in our production facilities running at less than normal capacity which negatively impacted our gross margins. While we experienced higher demand for our products during the second half of 2020 due to partial reopening of our customer's businesses, until and unless demand for our solutions normalizes, our gross profits and gross margins will be negatively impacted. While we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall gross profit and gross margins in the first quarter of 2021 and beyond, we plan to continue to invest in our manufacturing facilities and production efforts and manage our supply chain to ensure the delivery of products to our customers.

Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$123,375	$83,097	$40,278	48%
In-process research and development	447,548	—	447,548	100%
Selling, general and administrative	202,326	130,834	71,492	55%
Accrued contingent liabilities	1,270	1,502	(232)	(15)%
Total operating expenses	$774,519	$215,433	$559,086	260%

Research and development expense increased $40.3 million, or 48%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily driven by increased personnel expenses of $28.3 million including $13.9 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $6.1 million used to support our research and development efforts, $4.6 million of higher allocated costs for facilities and information technology to support the general expansion of our operations and $0.9 million of consulting and professional services for product development.
In-process research and development expense for the year ended December 31, 2020 relates to intellectual property we purchased in connection with our acquisition of ReadCoor and CartaNA. In connection with these asset acquisitions, we recognized in-process research and development intangible assets of $406.9 million and $40.6 million, respectively, which did not have alternative future use and therefore was recognized as an expense during this period. See Note 3 to the consolidated financial statements for further details. There were no similar purchases in the year ended December 31, 2019.
During the first half of 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending during this period. While our research and development activities have increased during the second half of 2020 relative to the height of the COVID-19 shutdown earlier in 2020, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall research activities or expenditures in the first quarter of 2021 and beyond.
Selling, general and administrative expenses increased $71.5 million, or 55%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in expenses was primarily driven by increased personnel expenses of $39.3 million, including $20.2 million in stock-based compensation expense, outside legal expenses of $23.7 million, $2.7 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, $2.6 million of costs related to COVID-19 screening, safety equipment purchases and cleaning, $2.0 million of professional services and $1.5 million of insurance costs.
Accrued contingent liabilities decreased by $0.2 million, or 15%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease is due to the decrease in expenses relating to the litigation with Bio-Rad. See Note 7 to the consolidated financial statements for further details.
Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Interest income	$1,532	$2,805	$(1,273)	(45)%
Interest expense	(1,682)	(3,079)	1,397	(45)%
Other income (expense), net	1,337	(186)	1,523	N/M
Loss on extinguishment of debt	(1,521)	—	(1,521)	N/M
Total other expense	$(334)	$(460)	$126	(27)%
N/M: result not meaningful.
Interest income decreased by $1.3 million, or 45%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. While we earned interest on the net proceeds from the IPO completed in September 2019 as well as from the follow-on public offering completed in September 2020, interest income was lower primarily due to lower interest rates in 2020 as compared to the prior year.

Interest expense decreased by $1.4 million, or 45%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was driven primarily by the voluntary prepayment of our term loan on February 20, 2020 and lower interest rates partially offset by additional interest expense recognized on accrued license fees.
Other income (expense) is comprised of realized and unrealized losses from foreign currency rate measurement fluctuations for the year December 31, 2020 as compared to the year ended December 31, 2019.
Loss on extinguishment of debt was $1.5 million for the year ended December 31, 2020. In February 2020, we prepaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.
Provision for Income Taxes
The Company’s provision for income taxes was $8.3 million and $0.2 million, respectively, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The provision for income taxes consists primarily of foreign taxes and the increase in tax provision was attributable to the Company's acquisition of CartaNA. Deferred tax assets generated from the Company’s domestic net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material impact on the Company’s consolidated financial statements.
Liquidity and Capital Resources
As of December 31, 2020, we had approximately $663.6 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $51.2 million in accounts receivable and an accumulated deficit of $805.1 million. Our cash and cash equivalents as of December 31, 2020 include net proceeds of $482.3 million after deducting offering costs, underwriting discounts and commissions arising from the sale of 4,600,000 shares of the Company's Class A common stock on September 10, 2020. Restricted cash of $16.0 million, classified within current assets in our consolidated balance sheets, serves as collateral for a bond and royalties in connection with the Bio-Rad litigation. Restricted cash of $8.5 million, classified within noncurrent assets in our consolidated balance sheets, serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the year ended December 31, 2020, and we have generated losses from operations since inception as reflected in our accumulated deficit of $805.1 million. We expect to continue to incur operating losses for the foreseeable future due to decreased revenue arising from closures of our customers' facilities as a result of the COVID-19 pandemic and investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. On October 13, 2020, we completed our acquisition of ReadCoor Inc. for a total consideration of $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock. See Note 3 to the consolidated financial statements for further details.
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damage award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020. We paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad in December 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect to be made in the first half of 2021. We have accrued $44.2 million as of December 31, 2020 related to this matter which is classified within current liabilities in our consolidated balance sheets as of this date. The restricted cash of $16.0 million would be used to partially satisfy this payment.
We currently anticipate making aggregate capital expenditures of between approximately $90 million and $100 million during the next 12 months, which includes the $29.4 million real estate acquisition completed in January 2021 (see Note 7, “Purchase of Land” in our Notes to consolidated financial statements for further details), the construction costs of our global expansion and equipment to be used for manufacturing and research and development. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, and the introduction of new products. We take a long term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, real estate, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We are continuing to review opportunities that meet our long-term growth objectives.
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
The COVID-19 pandemic has negatively impacted the global economy, resulted in the closure of many of our customers’ facilities, disrupted global supply chains and created significant volatility and disruption of financial markets. While certain of our customers' labs began to re-open in June 2020 and continued to re-open during the second half of 2020, many of those labs are not yet fully operational and an extended period of economic disruption and closure, on-going limitations on operations at customer facilities or re-closure of our customers’ labs could materially affect our business, results of operations, financial condition and access to sources of liquidity. We will continue to monitor the development and control of the COVID-19 pandemic and we believe there will be an increase in business activity upon the loosening of pandemic-related restrictions, including a resurgence in activity levels at laboratories which were temporarily closed, barring a renewed increase in COVID-19 cases which may lead to further business closures. Although we are currently uncertain as to when this resurgence will occur, we intend to invest in research and development activities and other initiatives while the COVID-19 pandemic is brought under control including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
Sources of liquidity
Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales and issuances of debt. In September 2019, we completed our IPO for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions of $37.7 million. In September 2020, we completed our follow-on public offering for aggregate proceeds of $482.3 million, after deducting offering costs, underwriting discounts and commissions of $23.8 million.
Silicon Valley Bank Loan and Security Agreement
We were a party to the Loan and Security Agreement, under which (i) borrowings under the term loan were prepaid on February 20, 2020 and (ii) the revolving line of credit was terminated, at our election, on June 18, 2020 and which, prior to its termination, provided us with a revolving line of credit of up to $25.0 million through December 2022. The amount available on the revolving line of credit was based on 80% of eligible receivables and was subject to a borrowing base calculation. Principal amounts outstanding under the revolving line of credit accrued interest at a floating per annum rate equal to the greater of The Wall Street Journal prime rate plus 0.25% or 4.5% and were repayable monthly. Additionally, the revolving line of credit had a nonrefundable annual commitment fee of $62.5 thousand payable on each anniversary date. Upon termination of the revolving line of credit and the Loan and Security Agreement on June 18, 2020, we incurred termination fees of $0.3 million. We terminated the Loan and Security Agreement, which we entered into while we were a private company with more limited access to financing alternatives, as it was not in line with our current business strategy. As of June 18, 2020 and December 31, 2019, there were no balances outstanding under the revolving line of credit and we were in compliance with all covenants under the Loan and Security Agreement through its termination on June 18, 2020.

Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(217,898)	$34,627	$(76,409)
Investing activities	(38,394)	(42,767)	(6,709)
Financing activities	468,906	414,590	105,367
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(463)	(45)	(18)
Net increase in cash, cash equivalents, and restricted cash	$212,151	$406,405	$22,231
Operating activities
The net cash used in operating activities of $217.9 million for the year ended December 31, 2020 was due primarily to a net loss of $542.7 million, net cash outflow from changes in operating assets and liabilities of $50.4 million, partially offset by adjustments for Class A common stock issued for in-process research and development related to the ReadCoor asset acquisition of $306.0 million, stock-based compensation expense of $48.6 million, depreciation and amortization of $14.0 million, amortization of leased right-of-use assets of $5.0 million and loss on extinguishment of debt of $1.5 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued contingent liabilities of $24.5 million as a result of a payment of $34.5 million in December 2020 relating to the Bio-Rad judgement (see Note 7 for details), an increase in accounts receivable of $17.8 million due to timing of collections, an increase in inventory of $14.6 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, a decrease in other noncurrent liabilities of $3.8 million, an increase in prepaid expenses and other current assets of $5.3 million, a decrease of $4.8 million in payment of operating lease expenses, an increase in other assets of $2.7 million and a decrease in accounts payable of $7.8 million due to timing of vendor payments. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued expenses and other current liabilities of $25.9 million consistent with the growth of our business and an increase in accrued compensation and other related benefits of $2.9 million.
The net cash provided by operating activities of $34.6 million in the year ended December 31, 2019 was due primarily to a net loss of $31.3 million, net cash inflow from changes in operating assets and liabilities of $44.8 million, and adjustments for stock-based compensation expense of $13.3 million and depreciation and amortization of $7.1 million. The net cash inflow from operating assets and liabilities was primarily due to an increase in accrued contingent liabilities of $30.7 million, an increase in noncurrent deferred rent of $12.7 million, an increase in accrued expenses and other current liabilities of $5.8 million, an increase in accrued compensation and other related benefits of $5.3 million, and an increase in accounts payable of $4.9 million, partially offset by an increase in inventory of $6.7 million, an increase in accounts receivable of $5.3 million and an increase in prepaid expenses and other current assets of $3.5 million.
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
Investing activities
The net cash used in investing activities of $38.4 million in the year ended December 31, 2020 was due to purchases of property and equipment of $36.7 million and purchases of intangible assets of $1.7 million.
The net cash used in investing activities of $42.8 million in the year ended December 31, 2019 was due to purchases of property and equipment of $42.7 million.

The net cash used in investing activities of $6.7 million in the year ended December 31, 2018 was due to purchases of property and equipment of $6.3 million and the purchase of intangible assets of $0.4 million.
Financing activities
The net cash provided by financing activities of $468.9 million in the year ended December 31, 2020 was primarily from proceeds of $482.3 million from the issuance of Class A common stock after deducting offering costs, underwriting discounts and commissions, and proceeds of $23.7 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases, partially offset by the use of $31.3 million in connection with loan principal payments including the early repayment of the term loan under the Loan and Security Agreement (including fees in connection with the early repayment of the term loan) and payments on financing arrangements of $5.8 million.
The net cash provided by financing activities of $414.6 million in the year ended December 31, 2019 was primarily from proceeds of $410.8 million from issuance of Class A common stock in our IPO, net of issuance costs, and proceeds of $3.8 from the issuance of common stock from the exercise of stock options.
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
Concentrations of credit risk
As of December 31, 2020 and 2019, no single customer represented 10% or more of our accounts receivable balance. There was no single customer, including distributors, that individually exceeded 10% of our revenue during the years ended December 31, 2020, 2019 and 2018.
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
Revenue recognition
We generate revenue from sales of our products and services. Our products consist of instruments and consumables, including proprietary microfluidic chips, slides, reagents and other consumables. Our commercial product portfolio leverages our Chromium and Chromium Connect instruments, which we refer to as “Chromium instruments” or “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” We began shipping our Chromium Connect instrument during the first quarter of 2020. We also generate a small portion of our revenue from instrument service agreements which relate to extended warranties.
Commencing on January 1, 2019, we recognized revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers.
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
Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 45 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. Our contracts with our customers generally do not include rights of return or a significant financing component.
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
Inventory
Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving or unsalable and frequently review such determinations. We write down specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. We make assumptions about future demand, market conditions and the release of new products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required.
Stock-based compensation
Our stock-based compensation relates to stock options, restricted stock units (“RSUs”) and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for stock-based awards are based on their grant date fair value. We determine the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq, at the date of the grant. We estimate the fair value of stock option awards granted to employees and directors on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met.
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. We determine expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
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
Leases
We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represents our right to use an underlying asset for the lease term and lease liabilities represents our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.
As the implicit rate in our leases are generally unknown, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. We give consideration to our credit risk, term of the lease and total lease payments and adjust for the impacts of collateral, as necessary, when calculating our incremental borrowing rates. The lease terms may include options to extend or terminate the lease when we are reasonably certain that we will exercise such options. Lease costs for our operating leases are recognized on a straight-line basis within operating expenses and costs of goods sold over the reasonably assured lease term.
We have elected to not separate lease and non-lease components for any leases within our existing classes of assets and, as a result, we account for any lease and non-lease components as a single lease component. We have also elected to not apply the recognition requirement to any leases within our existing classes of assets with a term of 12 months or less.
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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in asset types including bank deposits and money market funds. Declines in interest rates during the year ended December 31, 2020 have reduced our interest income and additional declines would further reduce our future interest income. While historical fluctuations in interest income have not been significant, in a financial environment with extremely low or negative interest rates, we have experienced and could continue to experience a reduction in the interest earned from such investment activities. A sustained 10% decline in interest rates during the periods presented would not have materially affected our operational results.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. For the years ended December 31, 2020 and 2019, approximately 16% and 15%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchanges rates, which could hinder our ability to predict our future results and earning and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We have performed a sensitivity analysis as of December 31, 2020 and as of December 31, 2019, using a modeling technique that measures the change in the amount of non-U.S. dollar cash and cash equivalents arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2020 and December 31, 2019, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash and cash equivalents, we would report in U.S. Dollars as of December 31, 2020 and December 31, 2019 by less than 0.13% and by less than 0.24%, respectively.

Item 8. Financial Statements and Supplementary Data.
10x Genomics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 10x Genomics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842)
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the amendments in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, on January 1, 2020, using a modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

Description of the Matter	For the year ended December 31, 2020, the Company recognized revenues of $298.8 million from the sale of products and services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.

Auditing the Company’s revenue recognition can be challenging due to certain sales transactions including multiple products and services. Judgement is involved to determine the distinct performance obligations, the allocation of consideration using stand-alone selling price, and the timing of revenue recognition.

How We Addressed the Matter in Our Audit	Our audit procedures over the determination of the distinct performance obligations, the allocation of consideration using stand-alone selling price and the timing of revenue recognition included, among others, for a sample of individual sales transactions, we inspected the executed customer contract, identified the distinct performance obligation(s) in the contract, and calculated the transaction price. In addition, we compared the performance obligations identified and transaction price calculated to those identified and calculated by management. We evaluated the Company’s allocation of the transaction price to the performance obligations using stand-alone selling price and determined the timing of revenue recognition based on third-party evidence of transfer of control of the goods to the customer.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Redwood City, California
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited 10x Genomics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, 10x Genomics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Redwood City, California
February 26, 2021

10x Genomics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$663,603	$424,166
Restricted cash	16,567	—
Accounts receivable, net	51,208	33,371
Inventory	29,959	15,270
Prepaid expenses and other current assets	13,029	8,033
Total current assets	774,366	480,840
Property and equipment, net	72,840	48,821
Restricted cash	8,474	52,327
Operating lease right-of-use assets	46,983	—
Other assets	26,678	23,935
Total assets	$929,341	$605,923
Liabilities and stockholders’ equity
Current liabilities:
Accrued contingent liabilities	$44,173	$—
Accounts payable	4,709	13,028
Accrued compensation and related benefits	15,383	12,394
Accrued expenses and other current liabilities	43,453	24,448
Term loans, current portion	—	9,882
Deferred revenue, current	4,472	3,297
Operating lease liabilities	5,936	—
Total current liabilities	118,126	63,049
Term loans, noncurrent portion	—	19,837
Accrued contingent liabilities	—	68,658
Accrued license fee, noncurrent	11,171	16,251
Deferred rent, noncurrent	—	16,120
Operating lease liabilities, noncurrent	57,042	—
Other noncurrent liabilities	3,930	1,925
Total liabilities	190,269	185,840
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 108,485,909 and 96,241,596 shares issued and outstanding as of December 31, 2020 and 2019	2	2
Additional paid-in capital	1,544,218	682,494
Accumulated deficit	(805,098)	(262,367)
Accumulated other comprehensive loss	(50)	(46)
Total stockholders’ equity	739,072	420,083
Total liabilities and stockholders’ equity	$929,341	$605,923
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$298,845	$245,893	$146,313
Cost of revenue	58,468	61,033	28,661
Gross profit	240,377	184,860	117,652
Operating expenses:
Research and development	123,375	83,097	47,537
In-process research and development	447,548	—	62,363
Selling, general and administrative	202,326	130,834	87,936
Accrued contingent liabilities	1,270	1,502	30,580
Total operating expenses	774,519	215,433	228,416
Loss from operations	(534,142)	(30,573)	(110,764)
Other income (expense):
Interest income	1,532	2,805	1,024
Interest expense	(1,682)	(3,079)	(2,409)
Other income (expense), net	1,337	(186)	(249)
Loss on extinguishment of debt	(1,521)	—	—
Total other expense	(334)	(460)	(1,634)
Loss before provision for income taxes	(534,476)	(31,033)	(112,398)
Provision for income taxes	8,255	218	87
Net loss	$(542,731)	$(31,251)	$(112,485)
Other comprehensive loss:
Foreign currency translation adjustment	(4)	(9)	(22)
Comprehensive loss	$(542,735)	$(31,260)	$(112,507)
Net loss per share, basic and diluted	$(5.37)	$(0.80)	$(8.40)
Weighted-average shares used to compute net loss per share, basic and diluted	101,151,675	39,091,366	13,392,273
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	59,730,213	$158,414	12,883,930	$1	$6,136	$(118,631)	$(15)	$(112,509)
Issuance of Series D convertible preferred stock, net of issuance costs	5,224,658	49,878	—	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock, net of issuance costs	2,749,407	34,952	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of options	—	—	1,508,762	—	1,173	—	—	1,173
Issuance of Class A common stock for in-process research and development	—	—	157,109	—	792	—	—	792
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	256	—	—	256
Issuance of warrants to purchase Class A common stock	—	—	—	—	150	—	—	150
Stock-based compensation	—	—	—	—	2,658	—	—	2,658
Net loss	—	—	—	—	—	(112,485)	—	(112,485)
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance as of December 31, 2018	67,704,278	243,244	14,549,801	1	11,165	(231,116)	(37)	(219,987)
Issuance of Class A common stock upon exercise of options	—	—	2,226,493	—	3,435	—	—	3,435
Conversion of convertible preferred stock into Class B common stock	(67,704,278)	(243,244)	67,704,278	1	243,243	—	—	243,244
Issuance of Class A common stock upon initial public offering, net of issuance costs	—	—	11,500,000	—	410,824	—	—	410,824
Cashless exercise of Class A common stock warrants	—	—	261,024	—	—	—	—	—
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	494	—	—	494
Stock-based compensation	—	—	—	—	13,333	—	—	13,333
Net loss	—	—	—	—	—	(31,251)	—	(31,251)
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Balance as of December 31, 2019	—	—	96,241,596	2	682,494	(262,367)	(46)	420,083
Issuance of Class A common stock related to equity awards	—	—	5,742,931	—	23,743	—	—	23,743
Sale of Class A common stock	—	—	4,600,000	—	482,267	—	—	482,267
Issuance of Class A common stock for asset acquisition	—	—	1,901,382	—	306,000	—	—	306,000
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	247	—	—	247
Stock-based compensation	—	—	—	—	49,467	—	—	49,467
Net loss	—	—	—	—	—	(542,731)	—	(542,731)
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2020	—	$—	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
The accompanying notes are an integral part of these consolidated financial statements

10x Genomics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(542,731)	$(31,251)	$(112,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,012	7,066	3,905
Stock-based compensation	48,626	13,333	2,658
Amortization of right-of-use assets	5,009	—	—
Loss on extinguishment of debt	1,521	—	—
Class A common stock issued for in-process research and development	306,000	—	792
Loss on disposal of property and equipment	29	614	251
Accretion of discount on term loan	17	101	455
Changes in operating assets and liabilities:
Accounts receivable	(17,847)	(5,284)	(14,747)
Inventory	(14,601)	(6,699)	(3,732)
Prepaid expenses and other current assets	(5,265)	(3,535)	(2,429)
Other assets	(2,686)	(251)	(999)
Accounts payable	(7,770)	4,901	2,587
Accrued compensation and other related benefits	2,936	5,292	2,600
Deferred revenue	2,023	634	1,673
Accrued contingent liabilities	(24,485)	30,658	38,000
Accrued expenses and other current liabilities	25,917	5,771	1,701
Deferred rent, noncurrent	—	12,730	3,328
Operating lease liability	(4,832)	—	—
Other noncurrent liabilities	(3,771)	547	33
Net cash (used in) provided by operating activities	(217,898)	34,627	(76,409)
Investing activities:
Purchases of property and equipment	(36,666)	(42,742)	(6,284)
Acquisition of intangible assets	(1,728)	(25)	(425)
Net cash used in investing activities	(38,394)	(42,767)	(6,709)
Financing activities:
Proceeds from term loans	—	—	19,512
Payments on term loans	(31,256)	—	(704)
Proceeds from borrowings under revolver	—	11,000	—
Payments on borrowings under revolver	—	(11,000)	—
Payments on financing arrangement	(5,848)	—	—
Payments on capital lease obligations	—	—	(69)
Proceeds from issuance of common stock upon initial and follow-on public offerings, net of issuance costs	482,267	410,824	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	84,830
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	23,743	3,766	1,798
Net cash provided by financing activities	468,906	414,590	105,367
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(463)	(45)	(18)
Net increase in cash, cash equivalents, and restricted cash	212,151	406,405	22,231
Cash, cash equivalents, and restricted cash at beginning of year	476,493	70,088	47,857
Cash, cash equivalents, and restricted cash at end of year	$688,644	$476,493	$70,088
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,670	$2,250	$1,824
Cash paid for taxes	$280	$22	$6

10x Genomics, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,983	$4,492	$2,260
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,562	$—	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$243,244	$—
Purchase of technology licenses under financing arrangement	$—	$22,099	$—
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
Follow-on Public Offering
The Company’s registration statement on Form S-1 related to its follow-on public offering was declared effective by the SEC on September 10, 2020. The Company sold 4,600,000 shares of Class A common stock (which included 600,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $110.00 per share. Including the option exercise, the Company received aggregate net proceeds of $482.3 million after deducting offering costs, underwriting discounts and commissions of $23.8 million.
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
Short-term restricted cash of $16.6 million is primarily comprised of $16.0 million cash on deposit with a financial institution in connection with the issuance of a bond related to The 2015 Delaware Action (see “—Commitments and Contingencies” below) and $0.5 million related to the letter of credit classified as noncurrent restricted cash on the consolidated balance sheets based on the term of the underlying lease. Long-term restricted cash mainly represents $8.5 million of cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlord related to the Company’s non-cancelable operating lease for its corporate headquarters (see “—Commitments and Contingencies” below).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$663,603	$424,166	$65,080
Restricted cash	25,041	52,327	5,008
Total cash, cash equivalents and restricted cash	$688,644	$476,493	$70,088
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
Level 1: Quoted prices in active markets for identical instruments
Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)
Money market funds are highly liquid investments which are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of December 31, 2020 and December 31, 2019, the Company held $600.9 million and $398.5 million in money market funds, respectively, with no unrealized gains or losses.
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services. The Company reviews its accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. There was no allowance for doubtful accounts as of December 31, 2020 and December 31, 2019.

Business Concentrations
The Company’s instruments are mostly assembled and tested by a single contract manufacturer in Asia and the United States. The Company’s agreement with the contract manufacturers contains purchase commitments. In addition, the Company is reliant on several suppliers for key components for its reagent kits. A significant disruption in the operations of the contract manufacturers or suppliers may impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on its business, financial condition and results of operations, which may be partially mitigated by the contract manufacturer's ability to relocate operations from Asia location to United States.
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
The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral from its customers but may require upfront payments from certain customers. The Company has not experienced significant credit losses to date. For the years ended December 31, 2020, 2019, and 2018, no single customer represented more than 10% of revenue. As of December 31, 2020 and December 31, 2019, no single customer represented more than 10% of the Company’s outstanding accounts receivable.
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
Internal-Use Software
The Company capitalizes costs incurred to develop internal-use software within fixed assets and commencing from the first quarter of 2020, began capitalizing costs to develop hosting arrangements within other assets in the consolidated balance sheets.

Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These costs are amortized on a straight-line basis over the estimated useful life of the asset.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the following assets:

	Useful Life (Years)
Laboratory equipment and machinery	3	-	5
Computer equipment	2	-	3
Furniture and fixtures	3
Leasehold improvements	1	-	10
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded for the years ended December 31, 2020, 2019 and 2018.
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
Deferred Revenue
Deferred revenue consists of payments received in advance of revenue recognition primarily related to instrument service agreements, also referred to as extended warranties. Revenue under these agreements is recognized over the related service period. Deferred revenue expected to be recognized during the 12 months following the balance sheet date is recorded as current portion of deferred revenue and the remaining portion is recorded as long-term.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $1.9 million, $1.5 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Stock-Based Compensation
The Company’s stock-based compensation relates to stock options, restricted stock units (“RSUs”) and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards are based on their grant date fair value. The Company determines the fair value of RSUs based on the closing price of its stock, which is listed on Nasdaq, at the date of the grant. The Company estimates the fair value of stock option awards granted to employees and directors on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.

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
For entities where the functional currency is the U.S. dollar, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Gains or losses from foreign currency remeasurement are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized foreign currency transaction gains of $1.3 million and $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively, and foreign currency transaction losses of $0.3 million for the year ended December 31, 2018.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
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
Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business in which case the transaction is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the purchase price over the assigned fair values of the net assets acquired is recorded as goodwill.
The Company accounts for an asset acquisition under ASC, Business Combinations Topic 805, Subtopic 50, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition; any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on relative fair values. In-process research and development expense is expensed as incurred provided there is no alternative future use. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842). This standard requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. On January 1, 2020, the Company early adopted Topic 842 using the optional transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the year ended December 31, 2020 are presented under the guidance in Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840 – Leases.

The following table summarizes the impact of Topic 842 on the Company's consolidated balance sheet as of January 1, 2020 (in thousands):

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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and provides that credit losses relating to available-for-sale debt securities and accounts receivable should be recorded through an allowance for credit losses. The guidance was amended through various ASUs subsequent to ASU 2016-13. The Company calculates the allowance for credit losses as a percentage of the trade accounts receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of its receivables. The allowance is re-evaluated on a regular basis and adjusted, as required. Trade accounts receivable are considered past due based on the contractual payment terms. Once a trade account receivable is deemed uncollectible, it is charged against this allowance. The Company early adopted this standard on a modified retrospective basis effective January 1, 2020. The adoption did not have a material impact on the consolidated financial statements.
In November 2019, the FASB issued ASU 2019-8, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The Company early adopted this standard on January 1, 2020, which did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company early adopted this standard on a prospective basis effective January 1, 2020. As a result of the adoption of this standard, during the year ended December 31, 2020, the Company capitalized $2.8 million of implementation costs for enterprise resource planning and related software, Oracle Cloud, which went live during the third quarter of 2020. These costs are recorded within other assets in the consolidated balance sheets and amortized on a straight-line basis over its estimated useful life.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2021. The Company early adopted this standard on a modified retrospective basis as of December 31, 2020 which did not have a material impact on the consolidated financial statements.
3.    Asset Acquisitions
On October 13, 2020, the Company purchased all of the outstanding shares of ReadCoor Inc. (“ReadCoor”), a privately held company based in Cambridge, MA, for $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock. The purchase agreement provided for the Company to issue 1,901,382 shares of the Company’s class A common stock which was based on a contractual value of $250.0 million divided by the ten-day weighted average price of the Company's common stock shortly prior to the acquisition. In determining the total purchase consideration paid for ReadCoor, these shares were valued at $306.0 million based on the fair value of the Company’s class A common stock on the acquisition date. ReadCoor is developing In Situ RNA analysis technology, consisting of a suite of proprietary reagents, which aims to enable researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
The transaction was accounted for as an asset acquisition. In connection with this acquisition, the Company acquired an in-process research and development intangible asset of $406.9 million which did not have alternative future use and therefore was recognized as an expense and included as a component of in-process research and development in the consolidated statements of operations and comprehensive loss. The Company also acquired an intangible asset of $0.9 million related to assembled workforce which is included in other assets in the consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$406,911
Intangible asset	927
Other assets and liabilities, net	(406)
Total net assets acquired	$407,432

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
The transaction was accounted for as an asset acquisition. In connection with this acquisition, the Company acquired an in-process research and development intangible asset of $40.6 million which did not have alternative future use and therefore was recognized as an expense and included as a component of in-process research and development in the consolidated statements of operations and comprehensive loss. The Company also acquired $0.8 million in intangible assets related to customer relationships and assembled workforce which are included in other assets in the consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$40,637
Intangible assets	801
Other assets and liabilities, net	348
Total net assets acquired	$41,786

There were no acquisitions in 2019.
In November 2018, the Company purchased all of the outstanding shares of Spatial Transcriptomics Holdings AB (“Spatial Transcriptomics”), for $38.6 million inclusive of acquisition costs of $0.5 million. The patents acquired in this transaction have enabled the Company to develop spatial products. The transaction was accounted for as an asset acquisition. In connection with this acquisition, the Company acquired patents, trademarks and customer relationships. The patents acquired were allocated a value of $36.9 million. Accordingly, the Company recognized a charge of $36.9 million related to the transaction which is included as a component of in-process research and development on the consolidated statements of operations and comprehensive loss. The Company recognized a total of $0.4 million in intangible assets related to acquired trademarks and customer relationships which are included in other assets on the consolidated balance sheets. The Company must also make contingent payments to the sellers of Spatial Transcriptomics of a low double-digit percentage of revenue from certain spatial-related technology sales for the years ended December 31, 2019 through December 31, 2022, which are subject to continuing service requirements. Due to continuing service requirements pertaining to earn the contingent payments, the contingent payments have been deemed to be a compensation arrangement which will be accounted for if and when earned.

The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$36,899
Intangible assets	425
Other assets and liabilities	1,237
Total net assets acquired	$38,561
In March 2018, the Company acquired all of the outstanding shares of Epinomics Inc. (“Epinomics”) for $22.2 million inclusive of acquisition costs of $0.3 million. Of this amount, $6.2 million was due upon close of the acquisition and $16.0 million was due upon the amendment and assignment of a license agreement with the Board of Trustees of the Leland Stanford Junior University which occurred in August 2018. The technology licenses acquired in this transaction have enabled the Company to develop products for epigenetics research. The transaction was accounted for as an asset acquisition. As the technology licenses acquired did not have alternative future use, the Company recognized charges of $22.2 million during the year ended December 31, 2018 related to this transaction which are included as a component of in-process research and development on the consolidated statements of operations and comprehensive loss.
4.    Other Financial Statement Information
Inventory
Inventory was comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Purchased materials	$9,930	$6,436
Work in progress	9,312	3,996
Finished goods	10,717	4,838
Inventory	$29,959	$15,270
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Laboratory equipment and machinery	$30,010	$22,400
Computer equipment	5,783	4,991
Furniture and fixtures	5,887	4,143
Leasehold improvements	42,068	33,936
Construction in progress	19,594	2,406
Total property and equipment	103,342	67,876
Less: accumulated depreciation and amortization	(30,502)	(19,055)
Property and equipment, net	$72,840	$48,821
Depreciation expense was $12.3 million, $6.7 million and $3.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Intangible Assets, Net
Intangible assets, net, which are recorded within other assets in the consolidated balance sheets, consisted of the following (dollars in thousands):

	December 31, 2020					December 31, 2019
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	13.7	$22,504	$(1,973)	$20,531	14.7	$22,504	$(440)	$22,064
Customer relationships	3.9	805	(111)	694	5.9	204	(32)	172
Trademarks	0.9	204	(142)	62	1.9	204	(74)	130
Assembled workforce	4.8	1,128	(61)	1,067		—	—	—
Total intangible assets, net		$24,641	$(2,287)	$22,354		$22,912	$(546)	$22,366

The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2021	$2,000
2022	1,939
2023	1,908
2024	1,828
2025	1,664
Thereafter	13,015
Total	$22,354
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Accrued payroll and related costs	$2,506	$470
Employee stock purchase program liability	1,258	1,862
Accrued bonus	5,058	6,154
Accrued commissions	3,038	2,473
Accrued acquisition-related compensation	2,213	818
Accrued vacation	1,035	435
Other	275	182
Accrued compensation and related benefits	$15,383	$12,394
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Accrued legal and related costs	$5,704	$4,888
Accrued license fee	6,198	6,183
Accrued purchase consideration	4,146	—
Accrued royalties for licensed technologies	3,160	2,025
Accrued property and equipment	2,983	3,885
Accrued professional services	3,137	1,380
Product warranties	399	467
Customer deposits	1,727	1,304
Taxes payable	8,649	1,087
Accrued lab supplies	1,506	534
Other	5,844	2,695
Accrued expenses and other current liabilities	$43,453	$24,448
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning of period	$467	$804
Amounts charged to cost of revenue	796	741
Repairs and replacements	(864)	(1,078)
End of period	$399	$467
Revenue and Deferred Revenue
As of December 31, 2020, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium instruments, was $6.2 million, of which approximately 73% is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. As of December 31, 2020, the short-term portion was $4.5 million. Contract assets as of December 31, 2020 and December 31, 2019 were not material.
A summary of the change in contract liabilities is as follows (in thousands):

	Year Ended December 31,
	2020	2019
January 1	$4,131	$3,497
Revenue recognized that was included in the contract liability at the beginning of the year	(3,295)	(2,250)
Revenue deferred excluding amounts recognized as revenue during the period	5,318	2,884
Balance as of December 31	$6,154	$4,131
The following table represents revenue by source for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Instruments	$40,128	$34,945	$36,540
Consumables	252,685	206,878	107,616
Services	6,032	4,070	2,157
Total revenue	$298,845	$245,893	$146,313

The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$159,332	$139,758	$85,132
Europe, Middle East and Africa	73,265	58,004	35,812
China	41,741	29,920	15,075
Asia-Pacific(1)	24,507	18,211	10,294
Total revenue	$298,845	$245,893	$146,313
(1) Asia-Pacific excludes China which is disclosed separately.
Revenue for the United States, which is included in North America in the table above, was 52% and 54% of consolidated revenue for the years ended December 31, 2020 and 2019, respectively.
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
The revolving line of credit continued to be in effect until its termination at the election of the Company on June 18, 2020. Prior to its termination, the revolving line of credit provided the Company with credit of up to $25.0 million through December 2022. The amount available on the revolving line of credit was based on 80% of eligible receivables and was subject to a borrowing base calculation. Principal amounts outstanding under the revolving line of credit accrued interest at a floating per annum rate equal to the greater of The Wall Street Journal prime rate plus 0.25% or 4.5% and were repayable monthly. Upon termination of the revolving line of credit and the Loan and Security Agreement on June 18, 2020, the Company incurred termination fees of $0.3 million. As of December 31, 2020 and December 31, 2019, there were no balances outstanding under the revolving line of credit.
6.    Income Tax
Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
United States	$(376,835)	$(35,675)
International	(157,641)	4,642
Total	$(534,476)	$(31,033)
The provision for income taxes was $8.3 million for the year ended December 31, 2020, which related to foreign and state income taxes. For the year ended December 31, 2019, the provision for income taxes was $0.2 million.

A reconciliation of the federal statutory income tax provision to the effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Income tax provision at statutory rate	$(112,240)	$(6,517)
State taxes, net	(16,653)	(2,958)
Tax credits	(9,453)	(2,684)
Foreign taxes	41,253	101
Stock-based compensation	(52,070)	1,032
Change in valuation allowance	99,034	10,783
Acquisition related expenses	93,407	116
Impact of change in tax status	(34,731)	—
Other	(292)	345
Total provision for income taxes	$8,255	$218
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows as of the dates indicated (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$90,562	$28,878
Research and development tax credits	31,908	15,961
Accruals and reserves	14,392	23,804
Lease liability	14,192	—
Intangibles	43,261	1,339
Stock-based compensation	6,601	1,427
Total deferred tax assets	200,916	71,409
Valuation allowance	(186,853)	(66,456)
Net deferred tax assets	$14,063	$4,953

	Year Ended December 31,
	2020	2019
Deferred tax liabilities
Fixed assets	$(3,750)	$(4,946)
Right-of-use assets	(10,388)	—
Total deferred tax liabilities	(14,138)	(4,946)
Net deferred taxes	$(75)	$7
As of December 31, 2020 and 2019, the Company maintained a full valuation allowance on its domestic net deferred tax assets. The domestic deferred tax assets predominantly relate to operating losses and tax credits. The domestic valuation allowance was estimated based on an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all domestic net deferred tax assets. The Company intends to maintain a full valuation allowance on domestic net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance. The valuation allowance increased by $120.4 million and by $10.8 million for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company had federal NOL carryforwards of approximately $373.7 million and federal tax credit carryforwards of approximately $27.6 million. The federal NOL carryforwards generated during and after fiscal 2018 totaling $258.8 million are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2032. As of December 31, 2020, the Company had state net operating loss carryforwards of approximately $188.5 million, which begin to expire in 2030. In addition, the Company had state tax credit carryforwards of approximately $20.9 million, which do not expire.
The federal and state net operating losses and credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. The Company completed a study through December 31, 2020 and determined that a Section 382 ownership change occurred in 2013. As a result, the Company’s net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition certain attributes are subject to annual limitations as a result of the acquisition of ReadCoor, which constitutes a change in ownership as defined under Section 382. Such limitations may result in expiration of a portion of the carryforwards before utilization. The Company’s ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if the Company earns net taxable income, its ability to use pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability.
The total balance of unrecognized gross tax benefits for the years ended December 31, 2020 and 2019 resulting primarily from research and development tax credits claimed on the Company’s annual tax returns were as follows (in thousands):

	2020	2019
Unrecognized tax benefits at beginning of year	$6,410	$4,169
Reductions based on prior year tax provisions	(311)	—
Additions based on current year tax provisions	8,558	2,241
Unrecognized tax benefits at end of year	$14,657	$6,410
The Company is subject to tax in the United States, various states and foreign jurisdictions. The United States, California and Sweden are considered as major jurisdictions. The Company has not been audited in such jurisdictions. As of December 31, 2020, its federal and state returns for the years ended 2012 through the current period are still open to examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. These amounts were not material. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of utilization. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
An immaterial amount of liability related to foreign uncertain tax positions has been recorded in the Company’s consolidated financial statements. For U.S. uncertain tax positions, due to a full valuation allowance, such liabilities have been netted against deferred tax attribute carryovers.
The Company maintained undistributed earnings overseas as of December 31, 2020. As of December 31, 2020, the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.
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
Non-cancelable Purchase Commitments
The Company’s contract manufacturer makes advance purchases of components based on the instrument unit forecasts and purchase orders placed by the Company. To the extent these components are purchased by the contract manufacturer on the Company’s behalf and cannot be used by their other customers, the Company is obligated to purchase these components. In addition, certain supplier agreements require that the Company to make minimum annual purchases under the agreements. As of December 31, 2020, the Company has commitments to make a total of $1.0 million in purchases over the next four years. To date, the Company has met the minimum purchase commitments.
As of December 31, 2020, the Company has entered into non-cancelable arrangements for subscription software services under which the Company has an obligation to make payments aggregating to $10.2 million over the next five years.
Intellectual Property Licensing
In September 2020, the Company and the Board of Trustees of the Leland Stanford Junior University ("Stanford") entered into a license agreement pursuant to which the Company was granted a license to certain intellectual property from Stanford relating to single cell profiling and tissue clarification. As the Company receives revenue related to products covered by these licenses, it is required to pay Stanford a low single-digit royalty percentage based on the net revenue of certain products during the applicable term of the licensed patents.
In October 2019, as part of the 2019 Becton Dickinson Settlement and Patent Cross License Agreement with Becton, Dickinson and Company and Cellular Research, Inc. (“BD Entities”), the Company was granted a worldwide royalty-free, nonexclusive license to certain intellectual property from the BD Entities. The Company recognized $22.1 million in technology licenses as an intangible asset with a weighted average amortization period of 15 years. This license is classified within other assets on the Company’s consolidated balance sheet as of December 31, 2020. See the discussion of the 2019 Becton Dickinson Settlement and Patent Cross License Agreement below.
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
In July 2018, the Company and Stanford entered into a license agreement pursuant to which the Company was granted an exclusive license to ATAC-seq. As the Company receives revenue related to products covered by these licenses, the Company is required to pay Stanford a low single-digit royalty percentage based on the net revenue of certain ATAC-seq products during the applicable term of the licensed patents.
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
The minimum commitments related to the Company's license arrangements aggregate to $26.5 million as of December 31, 2020 to be paid over the next 14 years.

Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space with lease terms ranging from 1 to 10 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.
The Company performed evaluations of these contracts and determined them to be operating leases. For the year ended December 31, 2020, the Company incurred $8.4 million of operating lease costs and $0.4 million of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 was $7.1 million and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
The Company maintains a letter of credit for the benefit of the landlord related to the Company’s non-cancelable operating lease for its corporate headquarters in the amount of $4.0 million.
The maturity of the Company’s operating lease liabilities as of December 31, 2020 is as follows (in thousands):

Operating Leases
2021	$9,082
2022	9,363
2023	8,863
2024	8,083
2025	8,203
Thereafter	34,864
Total lease payments	$78,458
Less: imputed interest	(15,480)
Present value of operating lease liabilities	$62,978
Operating lease liabilities, current	$5,936
Operating lease liabilities, noncurrent	$57,042
The following table summarizes additional information related to operating leases as of December 31, 2020:

Weighted-average remaining lease term:
Operating leases	8.4 years
Weighted-average discount rate:
Operating leases	4.5%

The Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2019 are as follow (in thousands):

Rent Payments
2021	$6,247
2022	7,581
2023	6,794
2024	6,947
2025	7,064
Thereafter	38,346
Total minimum lease payments	$72,979
On November 6, 2020, the Company entered into a lease agreement with 6200 Stoneridge Mall Road Investors LLC, a Delaware limited liability company, to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The lease term will commence on January 1, 2021 consisting of various lease components expected to commence on various dates between 2021 and 2023 and is expected to terminate on June 30, 2033 with total lease payments over the lease term expected to amount to approximately $60.8 million, net of a tenant improvement allowance of approximately $10.0 million to be received 2021. Upon lease commencement, the Company expects to recognize a right-of-use lease asset and corresponding lease liability in accordance with ASU No. 2016-2, Leases (Topic 842). The tables above for the year ended December 31, 2020 do not include payments, lease term, or discount rates relating to this lease as the lease term had not yet commenced as of that date. The Company will determine the classification for each lease component at the individual component's commencement date. All lease components are expected to be classified as operating leases. The total undiscounted lease payments for the leases commencing in fiscal years 2021, 2022 and 2023 will be nil, $2.0 million, and $4.6 million, respectively, with weighted-average expected lease terms of 12 years for 2021 and 2022, and 11 years for 2023.
Estimated undiscounted lease payments relating to the 6200 Stoneridge Mall Road lease for fiscal years ending (in thousands):

Lease payments for leases not yet commenced
2021	$—
2022	2,014
2023	4,576
2024	6,020
2025	6,199
Thereafter	52,039
Total undiscounted lease payments	$70,848
Purchase of Land
On August 10, 2020, the Company entered into an Agreement for Purchase and Sale (the “Purchase Agreement”) with Equity One (West Coast Portfolio) LLC, a Florida limited liability company, for the potential acquisition of certain real property located in Pleasanton, California (the “Property”) for an aggregate cash purchase price of $29.4 million, subject to the completion of due diligence on the Property by the Company. On January 22, 2021, the Company closed on the Purchase Agreement and took possession of the real Property. The Company intends to utilize this site to accommodate its future growth requirements.
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
In response to the jury award, the Company established an accrual of $30.6 million as of December 31, 2018, which was recorded as an operating expense on the consolidated statement of operations for the year ended December 31, 2018. Additionally, beginning in the fourth quarter of 2018, the Company also began recording an accrual for estimated royalties to Bio-Rad as a cost of revenue on the consolidated statements of operations based on an estimated royalty rate of 15% of sales of the Company’s Chromium instruments operating its legacy GEM microfluidic chips and associated consumables. As a result, the Company recorded $7.4 million of royalties for the fourth quarter of 2018. As of December 31, 2018, the Company recorded a total accrual of $38.0 million related to this matter which represented the jury award plus the Company’s estimate of additional damages for the period from June 30, 2018 to the trial date in November 2018 and the royalties accrued in the fourth quarter of 2018.
In July 2019, the Court awarded supplemental damages for the period from June 30, 2018 through the end of the trial in November 2018 and established the interest rates for pre-and post- judgment interest, which when combined with the original award, resulted in a $35 million preliminary judgment in favor of Bio-Rad for damages through November 2018 and interest. During the years ended December 31, 2020 and 2019 the Company recorded royalties of $9.5 million and $29.2 million, respectively, as a cost of revenue and an additional $1.3 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively, as an operating expense for estimated pre-and post- judgment interest. The Company’s accrual of $44.2 million as of December 31, 2020 includes estimates of additional royalties and interest for the period from November 2018 through December 31, 2020. The Company’s accrual of $68.7 million as of December 31, 2019 was comprised of the preliminary judgment, along with the Company’s estimate of additional royalties and interest for the period from November 2018 through December 31, 2019. In July 2019, the Court denied Bio-Rad’s other post-trial requests such as attorneys’ fees and enhanced damages for willful infringement.
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
In August 2019, the Court ordered that the Company may post a bond in the amount of $52 million in lieu of payment of the final judgment. Bio-Rad subsequently asked the Court to increase the amount of the bond to approximately $61 million. The Company also asked the Court to reconsider its ruling and decrease the potential bond to approximately $35 million. On September 13, 2019, the Company posted a $52 million bond (the “Bond”) in lieu of payment of the judgment pending the Company’s ongoing appeal. In connection with the Bond, the Company has deposited $45 million as collateral in a segregated cash account.
On October 10, 2019, the Court denied the Company’s motion to decrease the bond amount, and, without addressing Bio-Rad’s request to increase the bond amount, stayed any execution or enforcement of the judgment until the completion of appeal, and for thirty days thereafter. The Company appealed the Court's judgment including the injunction to the Federal Circuit.
In August 2020, the Federal Circuit issued its opinion in the Company's appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by the Company's legacy

GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to the Company's legacy GEM products. The Federal Circuit vacated the injunction with respect to the Company's Single Cell CNV and Linked-Read products but affirmed the injunction with respect to the Company's other legacy GEM products. In October 2020, the Company filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied the Company's petition for en banc rehearing on November 4, 2020. The Company paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad on December 17, 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which the Company expects to be made around the second half of 2021. The Company has accrued $44.2 million as of December 31, 2020 related to this matter which is classified within current liabilities in its consolidated balance sheets as of this date. Restricted cash of $16.0 million, classified within current assets in the Company's consolidated balance sheets as of December 31, 2020 serves as collateral for a bond and royalties in connection with the Bio-Rad litigation and would be used to partially satisfy this payment.
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
The Company and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of the Company's gel bead manufacturing chips, but not with respect to non-infringement of the Company's Next GEM microfluidic chips. The Company has appealed the Final Determination with respect to infringement of the Company's legacy GEM microfluidic chips. Oral argument is scheduled on April 7, 2021. The Company expects a decision around the fourth quarter of 2021.
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

On February 13, 2018, Bio-Rad filed suit against the Company in Germany in the Munich Region Court alleging that its Chromium instruments, legacy GEM microfluidic chips and certain accessories infringe a German utility model. Bio-Rad seeks unspecified damages and an injunction prohibiting sales of these products in Germany and requiring the Company to recall these products sold in Germany subsequent to February 11, 2018. An initial hearing was held on November 27, 2018, and a subsequent hearing was held on May 15, 2019. The Court issued a ruling on November 20, 2019. The Court ruled that the Company’s legacy GEM microfluidic chips, as well as certain Chromium instruments and accessories used with legacy GEM microfluidic chips, infringed the German Utility Model. The Court issued an injunction with respect to such legacy GEM microfluidic chips, Chromium instruments and accessories used with such systems, prohibiting among other things the sale of these products in Germany and the importation of such products into Germany. The Court found that the Company is obligated to compensate Bio-Rad for unspecified damages and required that these products be recalled from distribution channels in Germany. The Court further found that the Company has to bear the statutory costs of the legal dispute in a minimum amount of at least 61,000 Euros. The Company has accrued the 61,000 Euros for statutory costs in the consolidated balance sheet as of December 31, 2020. The Company is unable to estimate any additional potential exposure related to the matter beyond the statutory costs that have been accrued. The Court’s ruling did not address the Company’s Next GEM products, which were not accused in this action and which constitute substantially all of the Company’s Chromium sales in Germany. The Company appealed the Court’s ruling.
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
Discovery is ongoing. A Markman hearing was conducted in September 2020. In December 2020, the Court ordered the parties to be ready for trial for Bio-Rad’s patent claims and our patent counterclaims in July 2021 and for our antitrust counterclaims in September 2021.
In June 2020, the Company filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, the Company filed two petitions for IPR challenging the validity of the '277 patent. On January 13, 2021, the PTAB denied institution of IPRs for the '444 patent. On February 22, 2021, the PTAB denied institution of IPRs for the '277 patent.
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
In October 2019, the Company entered into a settlement and patent cross license agreement (the “BD Agreement”) with the BD Entities. The BD Agreement resolved all outstanding patent litigation between the parties (the “BD Litigation”), which was dismissed with prejudice on October 21, 2019. Under the terms of the BD Agreement, the BD Entities granted the Company and its affiliates, and the Company granted BD and its affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to molecular barcoding and single cell analysis, including to all the patents asserted in the BD Litigation. The Company is required to make an aggregate payment of $25.0 million to BD in annual amounts of $6.25 million over four years beginning in January 2020 in connection with the BD Agreement. Upon execution of the BD Agreement, the fair value of these payments was recognized as a liability and is classified as accrued expenses and other current liabilities and accrued license fee, noncurrent on the Company’s consolidated balance sheet as of December 31, 2020. As part of the BD Agreement, each party, on behalf of itself and its affiliates, has also entered into a covenant not to sue in certain fields related to each company’s products. The companies have also agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the BD Agreement. The Company considers this matter closed.
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
Common Stock
Common stock issued and outstanding was 108,485,909 and 96,241,596 as of December 31, 2020 and 2019, respectively. Class A common stock outstanding was 85,804,444 and 20,972,166 as of December 31, 2020 and 2019, respectively. Class B common stock outstanding was 22,681,465 and 75,269,430 as of December 31, 2020 and 2019, respectively. The Company’s Class A common stock and Class B common stock have a par value of $0.00001 per share. Each share of Class B common stock has the right to ten votes and each share of Class A common stock has the right to one vote per share. All other rights and privileges of Class A and Class B common stock are equivalent. Class B common shares are convertible to Class A common shares at any time upon written notification and all Class B common shares will convert upon the date specified by vote or written consent of the holders of a majority of the then outstanding Class B common stock, voting together as a single class. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends.
9.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan. As of December 31, 2020, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 9,601,093.

2019 Omnibus Incentive Plan
The Omnibus Incentive Plan allows for the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) or restricted shares. ISOs may be granted only to the Company’s employees (including officers and directors who are also considered employees). NSOs and restricted shares may be granted to the Company’s employees and service providers. As of December 31, 2020, the number of shares of Class A common stock available for issuance under the 2019 Omnibus Incentive Plan was 3,083,698 shares issuable in connection with outstanding awards and 8,267,389 shares reserved for issuance in connection with grants of future awards.
The number of shares of Class A common stock reserved for issuance under the 2019 Omnibus Incentive Plan at the time the 2019 Omnibus Incentive Plan was adopted in 2019 was 11,000,000. The Omnibus Incentive Plan provides that the total number of shares of the Company’s Class A common stock that may be issued under the Omnibus Incentive Plan, including options authorized and options outstanding, is 11,000,000 (such share limit as increased from time to time, the “Absolute Share Limit”). However, the Absolute Share Limit shall be increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year, the Company’s board of directors has not either confirmed the 5% increase described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, then the Company’s board of directors will be deemed to have waived the automatic increase, and no such increase will occur for such calendar year. Of the Absolute Share Limit, no more than 11,000,000 shares of Class A common stock may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Omnibus Incentive Plan.
Options under the Omnibus Incentive Plan have a contractual term of 10 years. The exercise price of an ISO and NSO shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the Plans is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	15,918,243	$6.82	7.9	$1,105,222,370
Granted	1,774,994	78.63
Exercised	(5,455,470)	3.07
Cancelled	(376,923)	20.25
Balance as of December 31, 2020	11,860,844	$18.86	7.6	$1,455,758,971

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Vested and exercisable as of December 31, 2020	5,783,451	$7.91	6.9	$773,189,330
Unvested and exercisable as of December 31, 2020	549,689	$7.98	7.7	$73,450,934
The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019, and 2018 was $45.02, $13.20, and $2.04 per share, respectively. The total intrinsic value of stock options exercised was $466.1 million, $30.5 million and $3.3 million during the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the total unrecognized stock-based compensation related to stock options was $160.3 million, which will be recognized over a weighted-average period of approximately 3 years.
Early Exercise of Options
Stock options granted under the 2012 Stock Plan provide certain employee and director option holders the right to exercise unvested options in exchange for restricted shares of Class A common stock which are subject to repurchase by the Company at the original issuance price in the event the optionee’s employment is terminated either voluntarily or involuntarily prior to the applicable vesting date. The consideration received for the early exercised options is recorded as a liability on the consolidated balance sheets and reclassified to stockholders’ deficit as the shares vest. As of December 31, 2020 and 2019, the total repurchase liability related to the unvested early exercised options was $247,000 and $494,000, respectively, which is included in other current and noncurrent liabilities on the consolidated balance sheets. A summary of these restricted shares issued under the Amended and Restated 2012 Stock Plan is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and unvested as of December 31, 2019	138,250	$3.57
Vested	(69,500)	3.55
Outstanding and unvested as of December 31, 2020	68,750	$3.59
Stock Option Valuation Assumptions
The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for the periods indicated:

Year Ended December 31,
	2020	2019	2018
Expected volatility	60% – 71%	40% – 53%	45% – 46%
Risk-free interest rate	0.3% – 1.7%	1.5% – 2.5%	2.7% – 3.1%
Expected term	5.3 –6.9 years	5.0 –6.9 years	5.3 – 6.5 years
Expected dividend	—%	—%	—%

Restricted Stock Units
The Company began granting restricted stock unit awards (“RSUs”) to employees and other service providers during 2020. RSU activity for the year ended December 31, 2020 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Balance as of December 31, 2019	—	$—
Granted	963,054	78.94
Vested	(123,734)	66.92
Cancelled	(15,373)	66.71
Outstanding as of December 31, 2020	823,947	$80.97
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
During the year ended December 31, 2020, 163,727 shares of Class A common stock were issued under the ESPP. No shares of Class A common stock were issued under the ESPP during 2019. The ESPP provides that the maximum number of shares of the Company’s Class A common stock made available for sale thereunder will be 2,000,000, which number will be automatically increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year the Company’s board of directors has not either confirmed the 1% described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, the Company’s board of directors will be deemed to have waived the automatic increase and no such increase will occur for such calendar year. The maximum number of shares available under the ESPP (and any share limitations thereunder, as applicable) will automatically be adjusted upon certain changes to the Company’s capital structure.
For the year ended December 31, 2020, the weighted average grant date fair value of the ESPP shares purchased, using the Black-Scholes option pricing model, was $16.61.
The following assumptions were used in estimating the fair values of shares under the ESPP:

	Year Ended December 31,
	2020	2019
Expected volatility	45% - 70%	52%
Risk-free interest rate	0.12% - 0.15%	1.85%
Expected term (in years)	0.5 - 1.0	0.7 years
Expected dividend	—%	—%
As of December 31, 2020, the total unrecognized stock-based compensation related to the ESPP was $0.9 million, which will be recognized over a weighted-average period of approximately 0.5 years.

Stock-based Compensation
The Company recorded stock-based compensation expense in the consolidated statement of operations for the periods presented as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$1,551	$325	$85
Research and development	19,623	5,721	1,030
Selling, general and administrative	27,452	7,287	1,543
Total stock-based compensation expense	$48,626	$13,333	$2,658
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
11.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(542,731)	$(31,251)	$(112,485)
Weighted average shares used in computing net loss per share, basic and diluted	101,151,675	39,091,366	13,392,273
Net loss per share, basic and diluted	$(5.37)	$(0.80)	$(8.40)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock (on an if-converted basis)	—	—	67,704,278
Stock-options to purchase common stock	11,860,844	15,918,243	14,264,376
Shares subject to repurchase	68,750	138,250	232,750
Restricted Stock Units	823,947	—	—
Contingent restricted shares	236,484	—	—
Common stock warrants	—	—	266,099
Shares committed under ESPP	10,939	56,159	—
Total	13,000,964	16,112,652	82,467,503
12.    Subsequent Events
Acquisition of Tetramer Shop ApS
On January 8, 2021, the Company acquired 100% of the outstanding shares of Tetramer Shop ApS, a privately held company based in Copenhagen, Denmark, for $10 million in cash. Tetramer Shop ApS develops and provides reagents for precise monitoring of antigen-specific T cells in research and development.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is included in Part II, Item 8, above.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
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
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules
Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
(3)List of Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Description of the Registrant’s Securities
10.1	Agreement and Plan of Merger and Reorganization, dated October 5, 2020
10.2	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC	10-Q	001-39035	10.6	8/12/2020
10.3	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC	10-Q	001-39035	10.7	8/12/2020
10.4	Amendment to Agreement for Purchase and Sale, dated August 10, 2020, between Registrant and 6200 Stoneridge Mall Road Investors LLC	10-Q	001-39035	10.3	11/12/2020
10.5	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC	10-Q	001-39035	10.4	11/12/2020
10.6	ReadCoor Merger Agreement
10.7+	Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Plan
10.8+	Form of Incentive Stock Option Award (US Participants) under the 2019 Omnibus Incentive Plan
10.9+	Form of Nonqualified Stock Option Award (Board of Directors) under the 2019 Omnibus Incentive Plan
10.10+	Form of Nonqualified Stock Option Award (US Participants) under the 2019 Omnibus Incentive Plan
10.11+	Form of Nonqualified Stock Option Award (Non-US Participants) under the 2019 Omnibus Incentive Plan
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page to this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: February 26, 2021	By:	/s/ Serge Saxonov
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

Signature	Title	Date

/s/ Serge Saxonov	Chief Executive Officer and Director	February 26, 2021
Serge Saxonov	(Principal Executive Officer)

/s/ Benjamin J. Hindson	President and Director	February 26, 2021
Benjamin J. Hindson

/s/ Justin J. McAnear	Chief Financial Officer	February 26, 2021
Justin J. McAnear	(Principal Accounting and Financial Officer)

/s/ John R. Stuelpnagel	Chairman of the board of directors	February 26, 2021
John R. Stuelpnagel

/s/ Sridhar Kosaraju	Director	February 26, 2021
Sridhar Kosaraju

/s/ Mathai Mammen	Director	February 26, 2021
Mathai Mammen

/s/ Kim Popovits	Director	February 26, 2021
Kim Popovits

/s/ Bryan E. Roberts	Director	February 26, 2021
Bryan E. Roberts

/s/ Shehnaaz Suliman	Director	February 26, 2021
Shehnaaz Suliman