Form 10-K/A
period 2020-12-31
10x Genomics, Inc.
filed 2021-04-23
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
(Amendment No. 1)
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39035

__________________________
10x Genomics, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________

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
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2020 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was $7.3 billion.
As of January 31, 2021, the registrant had 86,071,237 shares of Class A common stock, $0.00001 par value per share, outstanding and 22,681,465 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Explanatory Note
10x Genomics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), filed with the Securities and Exchange Commission on February 26, 2021 (the “Original Filing Date”), to update the exhibit index included in Part IV, Item 15(a)(3) of the Form 10-K to (i) include Ms. Ruth De Backer’s employment offer letter as exhibit 10.9 hereto and (ii) incorporate by reference certain previously filed exhibits which were inadvertently omitted from the exhibit index of the Form 10-K.

No other changes have been made to the Form 10-K. Except as indicated otherwise herein, this Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report:
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of October 18, 2018, by and among the Registrant and the other parties thereto.	S-1/A	333-233361	4.1	8/19/2019
4.2	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
4.3	Description of the Registrant’s Securities.	10-K	333-39035	4.3	2/27/2020
10.1+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.2+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.3+	2019 Employee Stock Purchase Plan and forms of agreements thereunder.	10-Q	001-39035	10.4	11/12/2019
10.4+	Non-Employee Director Compensation Policy.	S-1	333-233361	10.13	8/19/2019
10.5+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement.	S-1	333-233361	10.16	8/19/2019
10.6+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-233361	10.17	9/3/2019
10.7+	Employment Offer Letter by and between the Registrant and Eric S. Whitaker.	S-1	333-233361	10.14	8/19/2019
10.8+	Employment Offer Letter by and between the Registrant and Justin McAnear.	S-1	333-233361	10.15	8/19/2019
10.9+	Employment Offer Letter by and between the Registrant and Ruth De Backer.
10.10	Lease Agreement, dated August 2, 2018, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S-1	333-233361	10.3	8/19/2019
10.11	First Amendment to Lease Agreement, dated May 20, 2019, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S-1	333-233361	10.4	8/19/2019
10.12	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC	10-Q	001-39035	10.6	8/12/2020
10.13	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.14	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.3	11/12/2020
10.15	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.4	11/12/2020
10.16	ReadCoor Merger Agreement.	10-K	333-39035	10.6	2/26/2021
10.17+	Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Plan.	10-K	333-39035	10.7	2/26/2021
10.18+	Form of Incentive Stock Option Award (US Participants) under the 2019 Omnibus Incentive Plan.	10-K	333-39035	10.8	2/26/2021
10.19+	Form of Nonqualified Stock Option Award (Board of Directors) under the 2019 Omnibus Incentive Plan.	10-K	333-39035	10.9	2/26/2021

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.20+	Form of Nonqualified Stock Option Award (US Participants) under the 2019 Omnibus Incentive Plan.	10-K	333-39035	10.10	2/26/2021
10.21+	Form of Nonqualified Stock Option Award (Non-US Participants) under the 2019 Omnibus Incentive Plan.	10-K	333-39035	10.11	2/26/2021
10.22#	License Agreement, dated September 26, 2013, between the Registrant and the President and Fellows of Harvard College.	S-1	333-233361	10.5	8/19/2019
10.23#	Amendment No. 1 to License Agreement, dated October 25, 2018, between the Registrant and President and Fellows of Harvard College.	S-1	333-233361	10.6	8/19/2019
10.24#	Exclusive (Equity) Agreement, dated October 15, 2015, between Epinomics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-233361	10.7	8/19/2019
10.25	Amendment No. 1 to the License Agreement, dated February 1, 2017, between Epinomics and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-233361	10.8	8/19/2019
10.26#	Amendment No. 2 to the License Agreement, dated July 27, 2018, between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-233361	10.9	8/19/2019
23.1	Consent of Independent Registered Public Accounting Firm	10-K	333-39035	23.1	2/26/2021
24.1	Power of Attorney (included in the signature page to this Annual Report)	10-K	333-39035	24.1	2/26/2021
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	333-39035	31.1	2/26/2021
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	333-39035	31.2	2/26/2021
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	333-39035	32.1	2/26/2021
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	333-39035	32.2	2/26/2021
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	333-39035	101.INS	2/26/2021

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	333-39035	101.SCH	2/26/2021

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	333-39035	101.CAL	2/26/2021

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	333-39035	101.DEF	2/26/2021

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	333-39035	101.LAB	2/26/2021

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	333-39035	101.PRE	2/26/2021

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	333-39035	104	2/26/2021

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: April 23, 2021	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Exhibit 31.3

CERTIFICATION OF PERIODIC REPORT UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Serge Saxonov, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of 10x Genomics, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 23, 2021	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Exhibit 31.4

CERTIFICATION OF PERIODIC REPORT UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Justin McAnear, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of 10x Genomics, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 23, 2021	/s/ Justin McAnear
Justin McAnear Chief Financial Officer (Principal Financial and Accounting Officer)