Form 10-Q
period 2021-03-31
10x Genomics, Inc.
filed 2021-05-07
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 30, 2021, the registrant had 87,267,824 shares of Class A common stock, $0.00001 par value per share, outstanding and 22,531,465 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position and business outlook, future events, business conditions, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission ("SEC"). Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “10x” and similar references refer to 10x Genomics, Inc. and its subsidiaries.
Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts, (https://twitter.com/10xGenomics, https://www.facebook.com/10xGenomics and
https://www.linkedin.com/company/10xgenomics). We use these channels to communicate with our customers and the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$617,195	$663,603
Restricted cash	18,164	16,567
Accounts receivable, net	57,408	51,208
Inventory	38,507	29,959
Prepaid expenses and other current assets	14,442	13,029
Total current assets	745,716	774,366
Property and equipment, net	107,313	72,840
Restricted cash	8,598	8,474
Operating lease right-of-use assets	56,353	46,983
Goodwill	4,511	—
Other assets	31,542	26,678
Total assets	$954,033	$929,341
Liabilities and stockholders’ equity
Current liabilities:
Accrued contingent liabilities	$44,849	$44,173
Accounts payable	15,578	4,709
Accrued compensation and related benefits	16,820	15,383
Accrued expenses and other current liabilities	32,665	43,453
Deferred revenue	4,481	4,472
Operating lease liabilities	6,156	5,936
Total current liabilities	120,549	118,126
Accrued license fee, noncurrent	5,814	11,171
Operating lease liabilities, noncurrent	66,344	57,042
Other noncurrent liabilities	8,866	3,930
Total liabilities	201,573	190,269
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 109,588,527 and 108,485,909 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	1,569,059	1,544,218
Accumulated deficit	(816,649)	(805,098)
Accumulated other comprehensive gain (loss)	48	(50)
Total stockholders’ equity	752,460	739,072
Total liabilities and stockholders’ equity	$954,033	$929,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$105,821	$71,905
Cost of revenue	17,060	15,108
Gross profit	88,761	56,797
Operating expenses:
Research and development	41,883	25,992
Selling, general and administrative	56,904	50,387
Accrued contingent liabilities	190	302
Total operating expenses	98,977	76,681
Loss from operations	(10,216)	(19,884)
Other income (expense):
Interest income	50	1,318
Interest expense	(221)	(662)
Other expense, net	(729)	(96)
Loss on extinguishment of debt	—	(1,521)
Total other expense	(900)	(961)
Loss before provision for income taxes	(11,116)	(20,845)
Provision for income taxes	435	298
Net loss	$(11,551)	$(21,143)
Other comprehensive income:
Foreign currency translation adjustment	98	5
Comprehensive loss	$(11,453)	$(21,138)
Net loss per share, basic and diluted	$(0.11)	$(0.22)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	108,714,027	96,829,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
Issuance of Class A common stock upon exercise of stock options	1,102,618	—	8,546	—	—	8,546
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	16,253	—	—	16,253
Net loss	—	—	—	(11,551)	—	(11,551)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2021	109,588,527	$2	$1,569,059	$(816,649)	$48	$752,460

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	96,241,596	$2	$682,494	$(262,367)	$(46)	$420,083
Issuance of Class A common stock upon exercise of stock options	1,903,612	—	3,283	—	—	3,283
Vesting of shares subject to repurchase, including early exercised options	—	—	122	—	—	122
Stock-based compensation	—	—	6,718	—	—	6,718
Net loss	—	—	—	(21,143)	—	(21,143)
Other comprehensive income	—	—	—	—	5	5
Balance as of March 31, 2020	98,145,208	$2	$692,617	$(283,510)	$(41)	$409,068
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(11,551)	$(21,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,752	3,189
Stock-based compensation expense	16,176	6,718
Loss on disposal of property and equipment	30	—
Loss on extinguishment of debt	—	1,521
Accretion of discount on term loan	—	17
Amortization of right-of-use assets	1,716	1,071
Changes in operating assets and liabilities:
Accounts receivable	(6,189)	2,521
Inventory	(8,614)	(4,087)
Prepaid expenses and other current assets	(1,584)	601
Other assets	165	(1,210)
Accounts payable	10,885	(653)
Accrued compensation and other related benefits	1,302	6,191
Deferred revenue	348	471
Accrued contingent liabilities	676	4,656
Accrued expenses and other current liabilities	(7,232)	4,585
Operating lease liability	(1,424)	(1,282)
Other noncurrent liabilities	(3,538)	(5,742)
Net cash used in operating activities	(4,082)	(2,576)
Investing activities:
Acquisition of business, net of cash acquired	(5,451)	—
Purchases of property and equipment	(38,865)	(8,079)
Net cash used in investing activities	(44,316)	(8,079)
Financing activities:
Payments on financing arrangement	(5,028)	(5,846)
Payments on term loans	—	(31,256)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	8,546	3,283
Net cash provided by (used in) financing activities	3,518	(33,819)
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	193	(116)
Net decrease in cash, cash equivalents, and restricted cash	(44,687)	(44,590)
Cash, cash equivalents, and restricted cash at beginning of period	688,644	476,493
Cash, cash equivalents, and restricted cash at end of period	$643,957	$431,903

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,222	$1,670
Cash paid for taxes	$6,822	$117

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,816	$2,811
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,237	$7,634
Contingent consideration payable from business acquisition	$1,500	$—
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
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheets at December 31, 2020 have been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021 (our "Annual Report").
2.    Summary of Significant Accounting Policies
Fair Value of Financial Instruments
Cash and cash equivalents are comprised of money market funds and cash which are classified as Level 1 in the fair value hierarchy. Money market funds are highly liquid investments which are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the Company held $547.8 million and $600.9 million in money market funds, respectively, with no unrealized gains or losses.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3.    Acquisition
On January 8, 2021 (the "acquisition date"), the Company purchased 100% of the outstanding shares of Tetramer Shop ApS (“Tetramer Shop”), a privately held company based in Copenhagen, Denmark, for a total cash consideration of $8.5 million, net of cash acquired of $0.2 million and including $1.5 million of estimated fair value of contingent consideration. The contingent consideration is recorded as a liability and is payable upon the successful transfer of Tetramer Shop's technology to the Company within two years of the acquisition date.
Tetramer Shop is a life sciences technology company which develops and provides reagents for precise monitoring of antigen-specific T-cells in research and development. The Company acquired Tetramer Shop for its expertise in building empty, loadable major histocompatability complex molecules that will accelerate the development of T-cell receptor-based therapeutics and diagnostics.
The acquisition was accounted for using the acquisition method of accounting, with Tetramer Shop treated as the acquiree. The acquired assets and liabilities were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Our condensed consolidated statements of income include the financial results of Tetramer Shop subsequent to the acquisition date. Revenue related to Tetramer Shop since the acquisition date was included in our condensed consolidated statements of income and was not material.
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the acquisition date based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s assumptions as of the reporting date.
The estimated fair value of assets acquired, including goodwill and intangibles, and liabilities assumed as of the acquisition date were as follows (in thousands):

Amount
Cash and cash equivalents	$224
Other current assets	45
Property and equipment, net	38
Tangible assets acquired	307
Accrued expenses	(555)
Other current liabilities	(97)
Deferred tax liability - non-current	(1,131)
Total net tangible assets acquired and liabilities assumed	(1,476)
Intangible assets	5,640
Goodwill	4,511
Net assets acquired	$8,675

The intangible assets as of the acquisition date included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technology	$5,500	10
Customer relationships	140	3
	$5,640

The fair value of the intangible assets acquired in connection with the acquisition was determined using either the income or replacement cost methodologies. The developed technology and customer relationships will be amortized over ten years and three years, respectively.

Identifiable Intangible Assets
Valuation of intangible assets involves multiple assumptions. The key assumptions are described below.

Developed technology acquired primarily consists of existing technology related to developing reagents for precise monitoring of antigen-specific T cells in research and development, enabling the Company to strengthen its efforts in immunology. The Company valued the developed technology using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows discounted to their net present values at an appropriate risk-adjusted rate of return.

Goodwill
The excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition was recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4.    Other Financial Statement Information
Inventory
Inventory was comprised of the following as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Purchased materials	$14,749	$9,930
Work in progress	11,752	9,312
Finished goods	12,006	10,717
Inventory	$38,507	$29,959
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$29,145	$—
Laboratory equipment and machinery	33,628	30,010
Computer equipment and software	10,882	5,783
Furniture and fixtures	5,721	5,887
Leasehold improvements	49,217	42,068
Construction in progress	13,469	19,594
Total property and equipment	142,062	103,342
Less: accumulated depreciation and amortization	(34,749)	(30,502)
Property and equipment, net	$107,313	$72,840
Intangible Assets, Net
Intangible assets, net, which are recorded within other assets in the condensed consolidated balance sheets, consisted of the following (dollars in thousands):

	March 31, 2021				December 31, 2020
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	13.5	$22,503	$(2,356)	$20,147	13.7	$22,504	$(1,973)	$20,531
Developed technology	9.8	5,500	(138)	5,362	—	—	—	—
Customer relationships	3.5	945	(167)	778	3.9	805	(111)	694
Trademarks	0.6	204	(159)	45	0.9	204	(142)	62
Assembled workforce	4.5	1,128	(118)	1,010	4.8	1,128	(61)	1,067
Total intangible assets, net		$30,280	$(2,938)	$27,342		$24,641	$(2,287)	$22,354

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2021 (excluding the three months ended March 31, 2021)	$1,946
2022	2,535
2023	2,506
2024	2,378
2025	2,214
Thereafter	15,763
Total	$27,342
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and related costs	$5,354	$2,506
Employee stock purchase program liability	3,020	1,258
Accrued bonus	3,728	5,058
Accrued commissions	2,171	3,038
Accrued acquisition-related compensation	744	2,213
Accrued vacation	1,118	1,035
Other	685	275
Accrued compensation and related benefits	$16,820	$15,383
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Accrued legal and related costs	$5,030	$5,704
Accrued license fee	5,525	6,198
Accrued purchase consideration	5,046	4,146
Accrued royalties for licensed technologies	2,644	3,160
Accrued property and equipment	2,816	2,983
Accrued professional services	5,418	3,137
Product warranties	452	399
Customer deposits	1,419	1,727
Taxes payable	2,478	8,649
Accrued lab supplies	1,003	1,506
Other	834	5,844
Accrued expenses and other current liabilities	$32,665	$43,453

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Beginning of period	$399	$467
Amounts charged to cost of revenue	591	796
Repairs and replacements	(538)	(864)
End of period	$452	$399
Revenue and Deferred Revenue
As of March 31, 2021, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium instruments, was $6.1 million, of which approximately 70% is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $6.1 million and $6.2 million as of March 31, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements, and as of March 31, 2021, the short-term portion was $4.3 million. Revenue recorded during the three months ended March 31, 2021 included $1.4 million of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Instruments	$11,125	$9,141
Consumables	93,079	61,428
Services	1,617	1,336
Total revenue	$105,821	$71,905
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$51,807	$39,732
Europe, Middle East and Africa	19,170	13,158
China	23,640	10,997
Asia-Pacific (excluding China)	11,204	8,018
Total revenue	$105,821	$71,905
Revenue for the United States, which is included in North America in the table above, was 48% and 53% of consolidated revenue for the three months ended March 31, 2021 and 2020.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space with lease terms up to 12 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.
For the three months ended March 31, 2021 and 2020, the Company incurred $2.7 million and $1.9 million, respectively, of operating lease costs. The Company also incurred $0.1 million and $0.1 million, respectively, of variable lease costs for the three months ended March 31, 2021 and 2020. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020 was $2.5 million and $1.3 million and were included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.
Future lease payments related to the Company’s operating lease liabilities as of March 31, 2021 is as follows (in thousands):

Operating Leases
2021 (excluding the three months ended March 31, 2021)	$3,845
2022	10,731
2023	10,404
2024	9,671
2025	9,844
Thereafter	48,733
Total lease payments	$93,228
Less: imputed interest	(20,728)
Present value of operating lease liabilities	$72,500
Operating lease liabilities, current	$6,156
Operating lease liabilities, noncurrent	$66,344
The following table summarizes additional information related to operating leases as of March 31, 2021:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	8.8 years	8.4 years
Weighted-average discount rate:
Operating leases	5.3%	4.5%
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The MLA consists of various lease components expected to commence on various dates between 2021 and 2023 and is expected to terminate on June 30, 2033 with total lease payments over the lease term expected to amount to approximately $60.8 million, net of a tenant improvement allowance of approximately $10.0 million to be received in 2021. None of this tenant improvement allowance has been received as of March 31, 2021. Certain lease components of the MLA commenced on January 1, 2021. The tables above do not include payments, lease term, or discount rates relating to lease components that have not yet commenced as of March 31, 2021. The Company will determine the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
classification for each lease component at the individual component's commencement date. All lease components are expected to be classified as operating leases.

Lease payments for leases not yet Commenced
2021 (excluding the three months ended March 31, 2021)	$—
2022	603
2023	2,993
2024	4,389
2025	4,519
Thereafter	37,994
Total undiscounted lease payments	$50,498
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
In response to the jury award, the Company established an accrual of $30.6 million as of December 31, 2018, which was recorded as an operating expense on the condensed consolidated statement of operations for the year ended December 31, 2018. Additionally, beginning in the fourth quarter of 2018, the Company also began recording an accrual for estimated royalties to Bio-Rad as a cost of revenue on the condensed consolidated statements of operations based on an estimated royalty rate of 15% of sales of the Company’s Chromium instruments operating its legacy GEM microfluidic chips and associated consumables. As a result, the Company recorded $7.4 million of royalties for the fourth quarter of 2018. As of December 31, 2018, the Company recorded a total accrual of $38.0 million related to this matter which represented the jury award plus the Company’s estimate of additional damages for the period from June 30, 2018 to the trial date in November 2018 and the royalties accrued in the fourth quarter of 2018.
In July 2019, the Court awarded supplemental damages for the period from June 30, 2018 through the end of the trial in November 2018 and established the interest rates for pre- and post-judgment interest, which when combined with the original award, resulted in a $35 million preliminary judgment in favor of Bio-Rad for damages through November 2018 and interest. During the three months ended March 31, 2021 and 2020, the Company recorded royalties of $0.5 million and $4.4 million, respectively, as a cost of revenue and an additional $0.2 million and $0.3 million, respectively, during the three months ended March 31, 2021 and 2020, as an operating expense for estimated pre- and post-judgment interest. The Company’s accrual of $44.8 million as of March 31, 2021 includes estimates of additional royalties and interest for the period from November 2018 through March 31, 2021. The Company’s accrual of $68.7 million as of December 31, 2019 was comprised of the preliminary judgment, along with the Company’s estimate of additional royalties and interest for the period from November 2018 through December 31,

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2019. In July 2019, the Court denied Bio-Rad’s other post-trial requests such as attorneys’ fees and enhanced damages for willful infringement.
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
In August 2020, the Federal Circuit issued its opinion in the Company's appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by the Company's legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to the Company's legacy GEM products. The Federal Circuit vacated the injunction with respect to the Company's Single Cell CNV and Linked-Read products but affirmed the injunction with respect to the Company's other legacy GEM products. In October 2020, the Company filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied the Company's petition for en banc rehearing on November 4, 2020. The Company paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad on December 17, 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which the Company expects in the second half of 2021. The Company has accrued $44.8 million as of March 31, 2021 related to this matter which is classified within current liabilities in its condensed consolidated balance sheets as of this date. Restricted cash of $17.6 million, classified within current assets in the Company's condensed consolidated balance sheets as of March 31, 2021 serves as collateral for a bond and royalties in connection with the Bio-Rad litigation and would be used to partially satisfy this payment.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
permitted to continue importation and sales of the legacy GEM microfluidic chips subject to payment of a bond of three (3) percent of the entered value of the accused microfluidic chips.
The Company and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of the Company's gel bead manufacturing chips, but not with respect to non-infringement of the Company's Next GEM microfluidic chips. The Company has appealed the Final Determination with respect to infringement of the Company's legacy GEM microfluidic chips. Oral argument was held on April 7, 2021. The Company expects a decision around the fourth quarter of 2021.
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
On February 13, 2018, Bio-Rad filed suit against the Company in Germany in the Munich Region Court alleging that its Chromium instruments, legacy GEM microfluidic chips and certain accessories infringe a German utility model. Bio-Rad seeks unspecified damages and an injunction prohibiting sales of these products in Germany and requiring the Company to recall these products sold in Germany subsequent to February 11, 2018. An initial hearing was held on November 27, 2018, and a subsequent hearing was held on May 15, 2019. The Court issued a ruling on November 20, 2019. The Court ruled that the Company’s legacy GEM microfluidic chips, as well as certain Chromium instruments and accessories used with legacy GEM microfluidic chips, infringed the German Utility Model. The Court issued an injunction with respect to such legacy GEM microfluidic chips, Chromium instruments and accessories used with such systems, prohibiting among other things the sale of these products in Germany and the importation of such products into Germany. The Court found that the Company is obligated to compensate Bio-Rad for unspecified damages and required that these products be recalled from distribution channels in Germany. The Court further found that the Company has to bear the statutory costs of the legal dispute in a minimum amount of at least 61,000 Euros. The Company has accrued the 61,000 Euros for statutory costs in the condensed consolidated balance sheet as of March 31, 2021. The Company is unable to estimate any additional potential exposure related to the matter beyond the statutory costs that have been accrued. The Court’s ruling did not address the Company’s Next GEM products, which were not accused in this action and which constitute substantially all of the Company’s Chromium sales in Germany. The Company appealed the Court’s ruling.
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, the Company paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. The Company expects the Higher Court to rule on the merits in 2021. In August 2020, Bio-Rad filed its appeal response arguing for the first time that the Company's Next GEM microfluidic chips and certain accessories infringe the utility model. In its appeal response, Bio-Rad also attempted to add infringement allegations with respect to a new patent, European Patent No. 3 132 844, against the Company's Chromium instruments and Next GEM microfluidic chips. The Company believes it is procedurally improper to attempt to add these new claims at this stage, that the Company's Next GEM products are not covered by the lower court's judgment and are not admissible in the appeal, and that the newly asserted '844 patent is not admissible in the appeal. The Higher Court is not expected to rule on whether Next GEM products or the '844 patent are admissible in the appeal until around the fourth quarter of 2021.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In October 2019, the Company filed four petitions for IPR challenging the validity of both asserted patents. On April 27, 2020, the PTAB instituted review on all four of these petitions. On April 26, 2021, the PTAB issued final written decisions on all four IPRs invalidating the majority of the asserted claims of the ‘837 and ‘722 patents but maintaining the validity of claim 8 of the '837 patent and claims 15-17 of the '722 patent. The Company expects to seek rehearing of and/or appeal the decision with respect to the claims found to be valid.
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
Discovery is ongoing. A Markman hearing was conducted in September 2020. In December 2020, the Court ordered the parties to be ready for trial for Bio-Rad’s patent claims and our patent counterclaims in July 2021 and for our antitrust counterclaims in September 2021.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In June 2020, the Company filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, the Company filed two petitions for IPR challenging the validity of the '277 patent. On January 13, 2021, the PTAB denied institution of IPRs for the '444 patent. On February 22, 2021, the PTAB denied institution of IPRs for the '277 patent.
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
In October 2019, the Company entered into a settlement and patent cross license agreement (the “BD Agreement”) with the BD Entities. The BD Agreement resolved all outstanding patent litigation between the parties (the “BD Litigation”), which was dismissed with prejudice on October 21, 2019. Under the terms of the BD Agreement, the BD Entities granted the Company and its affiliates, and the Company granted BD and its affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to molecular barcoding and single cell analysis, including to all the patents asserted in the BD Litigation. The Company is required to make an aggregate payment of $25.0 million to BD in annual amounts of $6.25 million over four years beginning in January 2020 in connection with the BD Agreement. Upon execution of the BD Agreement, the fair value of these payments was recognized as a liability and is classified as accrued expenses and other current liabilities and accrued license fee, noncurrent on the Company’s condensed consolidated balance sheet as of March 31, 2021. As part of the BD Agreement, each party, on behalf of itself and its affiliates, has also entered into a covenant not to sue in certain fields related to each company’s products. The companies have also agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the BD Agreement. The Company considers this matter closed.
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

On February 12, 2020, the ITC issued its Final Determination affirming the judge’s findings with respect to Bio-Rad’s violation of the ‘024, ‘468 and ‘530 patents, including the judge’s findings for those patents with respect to infringement, validity and ownership. The ITC issued an exclusion order prohibiting Bio-Rad from importing into the United States infringing microfluidic devices, components thereof and products containing same, including the ddSEQ products. The ITC also issued a cease and desist order preventing Bio-Rad from selling such imported products in the United States. The ITC’s remedial orders do not identify any ddSEQ assay as exempted from their potential scope. The ITC orders do not prohibit the importation or sale of microfluidic consumables imported into the U.S. for use by researchers who are using such consumables as of February 12, 2020, and who have a documented need to continue receiving such consumables for a specific current ongoing research project for which that need cannot be met by any alternative product. On April 29, 2020, Bio-Rad appealed the Final Determination to the Court of Appeals for the Federal Circuit. Oral argument was held on March 11, 2021. On April 29, 2021, the Federal Circuit issued its decision completely affirming the Final Determination of the ITC, including its findings with respect to infringement, validity and ownership.

The Nanostring Action

On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A below.
7.    Capital Stock
As of March 31, 2021, the number of shares of Class A common stock and Class B common stock issued and outstanding was 87,057,062 and 22,531,465, respectively. During the three months ended March 31, 2021 and 2020, 150,000 and 31,774,013 shares of Class B common stock were converted to shares of Class A common stock upon the election of the holders of such shares.
8.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
As of March 31, 2021, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 8,573,143. Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan.
2019 Omnibus Incentive Plan
As of March 31, 2021, the number of shares of Class A common stock available for issuance was 3,466,453 shares issuable in connection with outstanding awards and 13,234,261 shares reserved for issuance in connection with grants of future awards.
2019 Employee Stock Purchase Plan
A total of 3,084,859 shares of Class A common stock was reserved for issuance under the 2019 Employee Stock Purchase Plan ("ESPP"). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. Shares purchased under the ESPP are subject to a one-year holding period following the purchase date.
During the three months ended March 31, 2021 and 2020, no shares of Class A common stock were issued under the ESPP. As of March 31, 2021, there were 2,921,132 shares available for issuance in connection under the ESPP.
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$464	$247
Research and development	6,796	2,887
Selling, general and administrative	8,916	3,584
Total stock-based compensation expense	$16,176	$6,718

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2021 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2020	823,947	$80.97
Granted	229,752	176.65
Vested	(51,087)	74.74
Cancelled	(17,226)	86.44
Outstanding as of March 31, 2021	985,386	$103.51
Stock Options
Stock option activity for the three months ended March 31, 2021 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	11,860,844	$18.86
Granted	305,659	177.76
Exercised	(1,051,281)	8.12
Cancelled	(60,649)	18.76
Outstanding as of March 31, 2021	11,054,573	$24.28
9.    Income Tax
The Company’s provision for income taxes was $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2021 and 2020. The provision for income taxes for the three months ended March 31, 2021 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
10.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock-options to purchase common stock	11,054,573	14,528,141
Shares subject to repurchase	53,125	115,625
Contingent restricted shares	236,484	—
Restricted stock units	985,386	58,254
Shares committed under ESPP	26,271	103,830
Total	12,355,839	14,805,850

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.
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
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Instruments	$11,125	11%	$9,141	13%
Consumables	93,079	88	61,428	85
Services	1,617	1	1,336	2
Total revenue	$105,821	100%	$71,905	100%
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $11.6 million and $21.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $816.6 million and cash and cash equivalents totaling $617.2 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;

•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Environment
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic and we have now operated in this uncertain and disruptive pandemic environment for more than a year. We continue to closely monitor the recent developments surrounding this pandemic and potential resurgence. At the same time, we have successfully maintained our operational effectiveness and continue to provide researchers with our solutions as described below:
•Since the commencement of the pandemic, we have quickly placed and continue to place instruments and provide reagents to clinicians and researchers around the world working to understand COVID-19 and develop treatments for the disease. We were designated an essential business because our products are a critical tool for infectious disease research as they allow for a detailed understanding of how the virus causing COVID-19 impacts infected people, how the immune system is mobilized, which immune cells react to pathogens and many other aspects of the disease and potential therapies. Many of our customers have moved our Chromium Controller instruments into Biosafety Level 2 Plus (BSL2+) and 3 (BSL3) facilities, where they can be as close as possible to the front lines of this battle against COVID-19;
•We continue to closely monitor the recent developments and progress surrounding the implementation of COVID-19 vaccination programs by various government agencies in the United States and in other countries. Though we currently require the majority of our personnel to work remotely using our designated measures which we implemented in 2020 subsequent to the commencement of the pandemic in order to maintain a safe workplace, we are expecting our employees to return to our offices over the next several months. Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we continue to adhere to protocols and safety measures at our facilities including social distancing, symptom screening and 10x-provided personal protective equipment to support and safeguard the health and safety of our workforce who remain onsite to support essential operations. Among other efforts, we have also continued with our testing site for SARS-CoV-2 (the virus which causes COVID-19) at our Pleasanton headquarters as we work to regain our pre-COVID-19 levels of manufacturing and research and development activities by bringing additional personnel back onsite. On a weekly basis, we test all employees who access our facilities, and no employee is allowed to access our facilities without a negative test. After having completed thousands of tests to date, our testing program has uncovered only a few, isolated test results indicating the presence of SARS-CoV-2. We believe we were able to successfully isolate these individuals and prevent the spread of the virus within our workforce, but we will continue to monitor and track these developments. As an additional safeguard against SARS-CoV-2 transmission among our onsite employee base, we also use Controlled Air Purifying Respiratory Systems (“CAPRS”) for certain of our onsite employees who need to work in close proximity to each other. CAPRS work to protect 10x personnel by filtering out potentially harmful or infectious materials including SARS-CoV-2 particles. These and other safety measures have facilitated the safe return to work of most of our research and development, manufacturing and other operations personnel;
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
•With the implementation of our protocols and safety measures, our production, shipping and customer service functions have been operational and we have been able to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers, our supply chain remains intact and we have not yet experienced significant supply issues. With respect to equipment and raw material supply, we continue to work to secure sufficient critical equipment and raw materials to meet anticipated future demand and we are carrying higher levels of inventory and monitoring closely whether there will be a material negative impact due to potential future shortages or price increases from suppliers. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed; and
•Despite the impacts of the COVID-19 pandemic, including that the majority of 10x personnel worldwide continue to work remotely, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. In addition, we completed the acquisition of Tetramer Shop in January 2021. See Note 3 to the condensed consolidated financial statements for further details.
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
Results of Operations

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$105,821	$71,905
Cost of revenue	17,060	15,108
Gross profit	88,761	56,797
Operating expenses:
Research and development	41,883	25,992
Selling, general and administrative	56,904	50,387
Accrued contingent liabilities	190	302
Total operating expenses	98,977	76,681
Loss from operations	(10,216)	(19,884)
Other income (expense):
Interest income	50	1,318
Interest expense	(221)	(662)
Other expense, net	(729)	(96)
Loss on extinguishment of debt	—	(1,521)
Total other expense	(900)	(961)
Loss before provision for income taxes	(11,116)	(20,845)
Provision for income taxes	435	298
Net loss	$(11,551)	$(21,143)

The following table sets forth our condensed consolidated results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	16.1	21.0
Gross profit	83.9	79.0
Operating expenses:
Research and development	39.6	36.1
Selling, general and administrative	53.8	70.1
Accrued contingent liabilities	0.2	0.4
Total operating expenses	93.5	106.6
Loss from operations	(9.6)	(27.6)
Other income (expense):
Interest income	—	1.7
Interest expense	(0.2)	(0.9)
Other expense, net	(0.7)	(0.1)
Loss on extinguishment of debt	—	(2.1)
Total other expense	(0.9)	(1.4)
Loss before provision for income taxes	(10.5)	(29.0)
Provision for income taxes	0.4	0.4
Net loss	(10.9)%	(29.4)%
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$105,821	$71,905	$33,916	47%
Revenue increased $33.9 million, or 47%, to $105.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven primarily by an increase in consumables revenue. Consumables revenue increased $31.7 million, or 52%, to $93.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in consumables revenue was primarily driven by growth in the instrument installed base. Instrument revenue increased $2.0 million, or 22%, to $11.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to an increase in number of units sold.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. In March 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus. By the end of the first quarter of 2020, the vast majority of academic and government labs around the world had suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business towards the latter part of the first quarter of 2020. However, beginning in June 2020, we observed a modest re-opening of labs for general research which continued throughout the remainder of 2020 and into the first quarter of 2021 resulting in an uptick in our sales activity for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Not all labs are able to operate at full capacity and we may encounter delays before labs are able to fully resume their research and we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the second quarter of 2021 and beyond. Once labs fully re-open and are able to resume normal levels of research activities, we expect to continue to see increased demand for our products.

Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$17,060	$15,108	$1,952	13%
Gross profit	$88,761	$56,797	$31,964	56%
Gross margin	84%	79%
Cost of revenue increased $2.0 million, or 13%, to $17.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $3.4 million from higher sales including newly introduced products, $0.6 million of costs related to our development of a second manufacturing facility, $0.5 million of inventory scrap and excess and obsolete inventory charges, $0.5 million of warranty costs and $0.1 million of amortization of developed technology resulting from the acquisition of Tetramer Shop (see Note 3 to condensed consolidated financial statements for details of the acquisition), partially offset by lower accrued royalties of $3.5 million primarily related to the 2015 Delaware Action.

Gross profit increased $32.0 million, or 56%, to $88.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to higher revenue and lower accrued royalties related to the 2015 Delaware Action. Gross margin increased by 5%, to 84% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower accrued royalties related to the 2015 Delaware Action.
Towards the end of the first quarter of 2020, the vast majority of academic and government labs around the world suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders which resulted in a decrease in overall demand during this period. The decrease in demand resulted in our production facilities running at less than normal capacity which negatively impacted our gross margins. While we experienced higher demand for our products during the second half of 2020 and into the first quarter of 2021 due to partial reopening of our customer's businesses, until and unless demand for our solutions normalizes, our gross profits and gross margins will be negatively impacted. While we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall gross profit and gross margins in the second quarter of 2021 and beyond, we plan to continue to invest in our manufacturing facilities and production efforts and manage our supply chain to ensure the delivery of products to our customers.
Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$41,883	$25,992	$15,891	61%
Selling, general and administrative	56,904	50,387	6,517	13%
Accrued contingent liabilities	190	302	(112)	(37.1)%
Total operating expenses	$98,977	$76,681	$22,296	29%
Research and development expenses increased $15.9 million, or 61%, to $41.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily driven by increased personnel expenses of $10.3 million including $3.9 million in stock-based compensation expense, $2.2 million of higher allocated costs for facilities and information technology to support operational expansion, laboratory materials, supplies and expensed equipment of $1.8 million used to support our research and development efforts, $0.7 million of higher consulting and professional services for product development and $0.4 million of higher depreciation.
During March 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending. While our research and development activities have increased in the second half of 2020 and into the first quarter of 2021, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall research activities or expenditures in the second quarter of 2021 and beyond.
Selling, general and administrative expenses increased $6.5 million, or 13%, to $56.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily driven by increased personnel expenses of $9.9 million, including $5.3 million in stock-based compensation expense, $2.1 million of higher allocated costs for facilities and information technology to support the general expansion of our operations and $1.2 million of costs related to COVID-19 screening, safety equipment purchases and cleaning, partially offset by the decrease in legal expenses of $6.0 million and marketing expenses related to conferences and seminars of $0.9 million.
While certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses, conferences and events, we are taking certain measures to manage our spending while continuing to incur expenses that we believe will further our strategic initiatives.
Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Interest income	$50	$1,318	$(1,268)	(96)%
Interest expense	(221)	(662)	441	(67)%
Other expense	(729)	(96)	(633)	659%
Loss on extinguishment of debt	—	(1,521)	1,521	N/M
Total other expense, net	$(900)	$(961)	$61	(6)%
N/M: result not meaningful.
Interest income decreased by $1.3 million to $50 thousand for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020 primarily due to lower interest rates in the first quarter of 2021. While we earned interest on the net proceeds from the IPO completed in September 2019 and the follow-on public offering completed in September 2020, interest income was lower primarily due to lower interest rates.
Interest expense decreased for the three months ended March 31, 2021 from the three months ended March 31, 2020. The decrease was driven primarily by the voluntary prepayment of our term loan on February 20, 2020.
The change in other expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Loss on extinguishment of debt was $1.5 million for the three months ended March 31, 2020. In February 2020, we prepaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.
Provision for Income Taxes
The Company’s provision for income taxes was $0.4 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The provision for income taxes for the three months ended March 31, 2021 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
Liquidity and Capital Resources
As of March 31, 2021, we had $617.2 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $57.4 million in accounts receivable and an accumulated deficit of $816.6 million. Restricted cash of $17.6 million, classified within current assets in our condensed consolidated balance sheets serves as collateral for a bond and royalties in connection with the Bio-Rad litigation. Restricted cash of $8.6 million, classified within noncurrent assets in our condensed consolidated balance sheets serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the three months ended March 31, 2021, and we have generated losses from operations since inception as reflected in our accumulated deficit of $816.6 million. We expect to continue to incur operating losses for the foreseeable future due to investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. On January 8, 2021, we completed our acquisition of Tetramer Shop for a total cash consideration of $8.5 million, net of cash acquired of $0.2 million. See Note 3 to the condensed consolidated financial statements for further details.
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damage award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020. We paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad in December 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect in the second half of 2021. We have accrued $44.8 million as of March 31, 2021 related to this matter which is classified within current liabilities in our condensed consolidated balance sheets as of this date. The restricted cash of $17.6 million would be used to partially satisfy this payment.
We currently anticipate making aggregate capital expenditures of between approximately $120 million and $130 million during the next 12 months, which includes the construction costs of facilities on our recently purchased land located in Pleasanton, California as well as other global facilities and equipment to be used for manufacturing and research and development. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, and the introduction of new products. We take a long term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, real estate, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We are continuing to review opportunities that meet our long-term growth objectives.
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
The COVID-19 pandemic has negatively impacted the global economy, resulted in the closure of many of our customers’ facilities, disrupted global supply chains and created significant volatility and disruption of financial markets. While certain of our customers' labs began to re-open in June 2020 and continued to re-open during the second half of 2020 and into the first quarter of 2021, many of those labs are not yet fully operational and an extended period of economic disruption and closure, on-going limitations on operations at customer facilities or re-closure of our customers’ labs could materially affect our business, results of operations, financial condition and access to sources of liquidity. We will continue to monitor the development and control of the COVID-19 pandemic and we believe there will be an increase in business activity upon the loosening of pandemic-related restrictions arising from the success of the vaccination programs by various government agencies in the United States and in other countries, including a resurgence in activity levels at laboratories which were temporarily closed, barring a renewed increase in COVID-19 cases which may lead to further business closures. Although we are currently uncertain as to when this resurgence will occur, we intend to invest in research and development activities and other initiatives while the COVID-19 pandemic is brought under control including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
Sources of liquidity
Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales and issuances of debt. In September 2019, we completed our IPO for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions of $37.7 million. In September 2020, we completed our follow-on public offering for aggregate proceeds of $482.3 million, after deducting offering costs, underwriting discounts and commissions of $23.8 million.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(4,082)	$(2,576)
Investing activities	(44,316)	(8,079)
Financing activities	3,518	(33,819)
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	193	(116)
Net decrease in cash, cash equivalents, and restricted cash	$(44,687)	$(44,590)
Operating activities
The net cash used in operating activities of $4.1 million for the three months ended March 31, 2021 was due primarily to a net loss of $11.6 million, net cash outflow from changes in operating assets and liabilities of $15.2 million, partially offset by adjustments for stock-based compensation expense of $16.2 million, depreciation and amortization of $4.8 million and amortization of leased right-of-use assets of $1.7 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $8.6 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, a decrease in accrued expenses and other current liabilities of $7.2 million, due to the timing of payments including license fees, an increase in accounts receivable of $6.2 million due to timing of collections, a decrease in other noncurrent liabilities of $3.5 million, an increase in prepaid expenses and other current assets of $1.6 million and a decrease of $1.4 million due to payment of operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $10.9 million due to timing of vendor payments, an increase in accrued compensation and other related benefits of $1.3 million and an increase in accrued contingent liabilities of $0.7 million.
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
Investing activities
The net cash used in investing activities of $44.3 million in the three months ended March 31, 2021 was due to purchases of property and equipment of $38.9 million including the purchase of land for $28.1 million and cash paid for the acquisition of Tetramer Shop of $5.5 million.
The net cash used in investing activities of $8.1 million in the three months ended March 31, 2020 was due to purchases of property and equipment.
Financing activities
The net cash provided by financing activities of $3.5 million in the three months ended March 31, 2021 was primarily from proceeds of $8.5 million from the issuance of common stock from the exercise of stock options partially offset by payments on financing arrangements of $5.0 million.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 26, 2021. For additional information, please refer to Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the fourth quarter of 2018, we began recording an accrual for estimated royalties as a cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of March 31, 2021, we had accrued a total of $44.8 million relating to this matter which includes our estimated 15% royalty for subsequent sales through that date.
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
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020. We paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad on December 17, 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect in the second half of 2021.

Neither the lower Court judgment nor the Federal Circuit opinion in the 2015 Delaware Action implicate our Next GEM products. We have dedicated significant resources to designing and manufacturing our Next GEM microfluidic chips which use fundamentally different physics from our legacy GEM microfluidic chips. Neither the jury verdict nor the injunction relate to our Next GEM microfluidic chips based on our new proprietary design and associated consumables which we launched in May 2019 for three of our single cell solutions - Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC. Since August 28, 2019, all Chromium instruments that we sell and have sold operate exclusively with our Next GEM solutions and we have substantially completed the transition of our customers to our Next GEM microfluidic chips and associated consumables.
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
We and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of our gel bead manufacturing chips, but not with respect to non-infringement of our Next GEM microfluidic chips. We have appealed the Final Determination with respect to infringement of our legacy GEM microfluidic chips. Oral argument was held on April 7, 2021. We expect a decision around the fourth quarter of 2021.
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
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, we paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. We expect the Higher Court to rule on the merits in 2021. In August 2020, Bio-Rad filed its appeal response arguing for the first time that our Next GEM microfluidic chips and certain accessories infringe the utility model. In its appeal response, Bio-Rad also attempted to add infringement allegations with respect to a new patent, European Patent No. 3 132 844, against our Chromium instruments and Next GEM microfluidic chips. We believe it is procedurally improper to attempt to add these new claims at this stage, that our Next GEM products are not covered by the lower court's judgment and are not admissible in the appeal, and that the newly asserted '844 patent is not admissible in the appeal. The Higher Court is not expected to rule on whether Next GEM products or the '844 patent are admissible in the appeal until around the fourth quarter of 2021.
The 2018 Delaware Action
On October 25, 2018, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that substantially all of our Chromium products, including our legacy GEM products and Next GEM products, infringe U.S. Patent Nos. 9,562,837 and 9,896,722. Bio-Rad seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees.
In October 2019, we filed four petitions for IPR challenging the validity of both asserted patents. On April 27, 2020, the PTAB instituted review on all four of these petitions. On April 26, 2021, the PTAB issued final written decisions on all four IPRs invalidating the majority of the asserted claims of the ‘837 and ‘722 patents but maintaining the validity of claim 8 of the '837 patent and claims 15-17 of the '722 patent. The Company expects to seek rehearing of and/or appeal the decision with respect to the claims found to be valid.
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
Discovery is ongoing. A Markman hearing was conducted in September 2020. In December 2020, the Court ordered the parties to be ready for trial for Bio-Rad’s patent claims and our patent counterclaims in July 2021 and for our antitrust counterclaims in September 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, we filed two petitions for IPR challenging the validity of the '277 patent. On January 13, 2021, the PTAB denied institution of IPRs for the '444 patent. On February 22, 2021, the PTAB denied institution of IPRs for the '277 patent.
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
On February 12, 2020, the ITC issued its Final Determination affirming the judge’s findings with respect to Bio-Rad’s violation of the ‘024, ‘468 and ‘530 patents, including the judge’s findings for those patents with respect to infringement, validity and ownership. The ITC issued an exclusion order prohibiting Bio-Rad from importing into the United States infringing microfluidic devices, components thereof and products containing same, including the ddSEQ products. The ITC also issued a cease and desist order preventing Bio-Rad from selling such imported products in the United States. The ITC’s remedial orders do not identify any ddSEQ assay as exempted from their potential scope. The ITC orders do not prohibit the importation or sale of microfluidic consumables imported into the U.S. for use by researchers who are using such consumables as of February 12, 2020, and who have a documented need to continue receiving such consumables for a specific current ongoing research project for which that need cannot be met by any alternative product. On April 29, 2020, Bio-Rad appealed the Final Determination to the Court of Appeals for the Federal Circuit. Oral argument was held on March 11, 2021. On April 29, 2021, the Federal Circuit issued its decision completely affirming the Final Determination of the ITC, including its findings with respect to infringement, validity and ownership.
The Nanostring Action

On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A below.

Item 1A.    Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Also, the impacts of the COVID-19 pandemic may exacerbate the risks described below as well as risks and uncertainties not presently known to us.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks related to our business and industry:
•Our dependency on research and development spending by research institutions;
•The COVID-19 pandemic and its impact on our customers and suppliers as well as on our operations
•Our ability to generate sufficient revenue to achieve and maintain profitability;
•Our ability to compete effectively;
•The ability of suppliers to meet our needs and the needs of our customers;
•Fluctuations in our operating results due to a variety of factors;
•Our products are specialized, complex and difficult to manufacture and we could experience production problems;
•Our ability to manufacture our products to the necessary specifications and quantities to meet demand;
•Our dependency on the success of our Next GEM microfluidic chip;
•Our dependency on revenue generated from the sale of our Chromium solutions;
•Our ability to effectively manage product transitions and forecast customer demand;
•Our ability to increase penetration into our existing markets;
•Our ability to develop new products and enhance the capabilities of our existing products;
•The success of our products in achieving and sustaining scientific acceptance;
•Our ability to manage growth and anticipated growth; and
•The impact of seasonal fluctuations in our revenue and results of operations.
Risks related to our regulatory environment and taxation:
•Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multi-omic information and gene editing could reduce demand for our products;
•Our products could become subject to government regulation and the regulatory approval and maintenance process for such products may be expensive, time-consuming and uncertain both in timing and in outcome; and
•Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
Risks related to our intellectual property, information technology, and data security:
•We depend on certain technologies that are licensed to use. We do not control these technologies and any loss of our rights to them could prevent us from selling our products; and

•Our solutions contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.
Risks related to litigation and our intellectual property:
•Our involvement in lawsuits which would require us to pay significant damages or prevent us from selling our products;
•Our involvement in lawsuits to defend our intellectual property rights which are expensive and time consuming and could be unsuccessful; and
•Our ability to effectively protect our intellectual property.
Risks related to ownership of our Class A common stock:
•The multi-class structure of our common stock; and
•The requirement of our bylaws that the State of Delaware is the exclusive forum for disputes between us and our shareholders.
For a more complete discussion of the risks affecting our business, see below.
Risks related to our business and industry
Our business currently depends significantly on research and development spending by research institutions and the ability of researchers to access labs and conduct research, a reduction in which could limit demand for our products and materially and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium and Visium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon the ability of customers to access labs and conduct research in light of the COVID-19 pandemic, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables due to reductions in capacity or shutdowns of laboratories and other institutions in which our instruments and solutions are used;
•our inability or the inability of our customers to source necessary equipment, components and materials used in our products or used by our customers because of issues with suppliers stemming from the COVID-19 pandemic;
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
In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the National Institutes of Health (the “NIH”) have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. In addition, funding for life sciences research has increased more slowly during the past several years compared to previous years and has actually declined in some countries. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, including impacts stemming from the COVID-19 pandemic, could materially and adversely affect our business, operating results and financial condition.
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

The extent of the impacts of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to spread across the globe to almost all of the countries and territories in which our products are developed, made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread and reduce the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted and continue to impact us, our employees, customers, contract manufacturers, distributors, partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are developed, made, manufactured, distributed or sold are in varying stages of restrictions, re-opening and re-closing to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how the effects of the pandemic, including current and future health and safety measures implemented in response to the pandemic, will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), further impact our ability to perform research and development, manufacturing, and shipping of our products, how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased expenses to implement additional measures to ensure the health and safety of our workforce, such as weekly COVID-19 testing. In addition, measures that impact our ability to access our facilities may continue to impact the availability of our employees, some of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, research and development, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions, including as a result of increased demand for certain products, can materially impair our ability to develop, make, manufacture, distribute or sell our products.

If the operations of our suppliers or our customers' suppliers are impacted by the COVID-19 pandemic, we may not be able to source the necessary equipment, components and materials to build our products in sufficient quantities to meet demand or our customers may not be able to source the materials they need to use our products. Further, the COVID-19 pandemic has increased the demand for testing globally. This increased demand for testing has impacted, and may continue to impact, our ability and our customers' ability to source equipment, components and materials used in our products or our customers' facilities that are also needed for COVID-19 testing. The risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory.

Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines and other penalties, any of which can adversely affect our business. In addition, the COVID-19 pandemic has resulted in a large percentage of our employees working remotely which has amplified certain risks to our business. For example, the increase in remote work has, increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic and led to an increase in the number of points of potential exposure, such as laptops and mobile devices, to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

Public concern regarding the risk of contracting COVID-19 may impact demand from customers. Even as governmental restrictions are lifted and economies gradually re-open, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect customer behavior. In addition, changes in customer purchasing patterns may increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters. In addition, some researchers who would be running experiments using our platforms have instead shifted their resources to COVID-19 experimentation. Furthermore, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts or that such efforts may not have detrimental unintended consequences, and as a result, our business, financial condition and results of operations and the price of our Class A common stock may be materially and adversely affected.
We are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and the loss of any of these suppliers could harm our business. The ability of our suppliers to meet our needs and the needs of our customers could be reduced or eliminated by the impacts of the COVID-19 pandemic.
We do not have long-term contracts with our suppliers for the significant majority of the services, equipment, materials and components we use for the manufacture and delivery of our products. In certain cases, we also rely on single suppliers for all of our requirements for some of our equipment, materials or components. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, infectious disease, epidemics or pandemics including COVID-19, outbreaks, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. In addition, we cannot be sure that we will be able to obtain equipment, materials or components on satisfactory terms. Any increase in equipment, material and component costs or decrease in availability could reduce our sales and harm our gross margins.
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

We have not qualified secondary sources for all equipment, materials or components that we source through a single supplier and we cannot assure investors that the qualification of a secondary supplier will prevent future supply issues. Disruption in the supply of equipment, materials or components would impair our ability to sell our products and meet customer demand, and also could delay the launch of new products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials that are scarce or components for which there are a limited number of suppliers.
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues which may result from the COVID-19 pandemic, the impacts of the COVID-19 pandemic may exacerbate the risks described in this risk factor and could cause certain of our suppliers to be unable to operate temporarily or go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our customers may face difficulties in procuring, or in some cases may be unable to procure, the equipment, materials or components from their own suppliers necessary to conduct experiments using our solutions.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables due to reductions in capacity or shutdowns of laboratories and other institutions in which our instruments and solutions are used;
•our inability or the inability of our customers to source necessary equipment, components and materials used in our products or used by our customers because of issues with suppliers stemming from the COVID-19 pandemic;
•disruptions in customers’ on-going experiments or interruptions in the ability of our customers to complete research projects as a result of the COVID-19 pandemic;
•our dependence on single source and sole source suppliers for some of the equipment, components and materials used in our products;
•shortages, delays, production problems and quality issues with the materials we purchase for manufacturing, which could impact our ability to manufacture and ship our instruments, consumables and related components;
•the level of demand for our products, which may vary significantly and result in excess capacity expenses, and our ability to increase penetration in our existing markets and expand into new markets;
•our ability to successfully integrate new personnel, technology and other assets that we acquire into our company;
•the timing and amount of expenditures (including success fees) related to litigation, as well as the outcomes of and related rulings in the litigation and administrative proceedings which may vary substantially from quarter to quarter;
•our ability to successfully manufacture and transition all our customers to our Next GEM microfluidic chips;
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our products, which may change from time to time;
•the volume and mix of our instrument and consumable sales or changes in the manufacturing or sales costs related to our instruments and consumables;
•the success of our recently introduced products and new versions of existing products and the introduction of other new products or product enhancements by us or others in our industry;
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
Our instruments, consumables and related components are specialized, complex and difficult to manufacture. We could experience production problems that impact our ability to manufacture and ship our instruments, consumables and related components, which would materially and adversely affect our business, financial condition and results of operations.
The manufacturing processes we and our third-party manufacturers use to produce our instruments, consumables and related components are specialized and highly complex and require high-quality components. We may have quality variations, supply issues, backorders, delays, shortages or production difficulties of needed components and may require components that are difficult to obtain or manufacture at the necessary quantities and necessary quality, in a timely manner or in accordance with regulatory requirements.
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues (including issues stemming from the COVID-19 pandemic) could result in our inability to supply our products to our customers, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, the COVID-19 pandemic has disrupted air travel in the United States and globally. Such disruptions could reduce or eliminate our ability to receive components or supply our customers. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California and Singapore facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. In many cases, the consumables we manufacture are bundled with products or components that we source from third parties and assemble, package and perform quality assurance testing at our Pleasanton facilities. Our Chromium Controllers are manufactured by our third-party manufacturer at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. While customer complaints regarding defects in our products and consumables have historically been low, our customers have experienced quality control and manufacturing defects in the past. For example, a manufacturing defect in certain of our Chromium Controllers resulted in an unacceptable level of LCD screen failures and we launched a free replacement program in 2018 to allow customers to replace affected LCD screens as a result. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that meet our requirements or our customers' expectations. Certain of our consumables are subjected to a shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or their facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In addition, as we increase manufacturing capacity, we will also need to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We will also need additional equipment, manufacturing and warehouse space and trained personnel to process higher volumes of products. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Pleasanton, California and Singapore locations is complicated by the use of our proprietary equipment that is not readily available from third-party manufacturers.
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the introduction of new instruments and consumables, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience and the risk of manufacturing defects or quality control issues could increase as a result. The expansion of our manufacturing capabilities could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We cannot assure investors that we and our third-party manufacturers will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects. Additionally, impacts stemming from the COVID-19 pandemic, including impacts on the health and safety of our manufacturing staff or on the global supply chain and transportation infrastructure, may limit our ability to manufacture products and components that meet specifications, in necessary quantities and at commercially acceptable costs and deliver them in commercially acceptable timeframes to our customers.

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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $11.6 million and $21.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $816.6 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, the sale of Class A common stock in our IPO and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer closures and other impacts stemming from the COVID-19 pandemic, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.
In particular, we are subject to significant risks of losses related to current litigation matters. See “—Risks related to litigation and our intellectual property.”
Our markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition. We currently compete with both established and early-stage companies that design, manufacture and market instruments, consumables and software for, among other applications, genomics, single cell analysis, spatial analysis and immunology. We believe our competitors include Becton, Dickinson and Company and Nanostring Technologies, Inc., each of which has products that compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies. Many of these companies have announced plans to introduce products that compete with our single cell, spatial and future In Situ platforms.
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
We currently generate substantially all of our revenue from the sale of our Chromium instruments, which we refer to as “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” In particular, we are dependent upon revenue generated from sales of our Single Cell Gene Expression consumables. There can be no assurance that we will be able to design future products, particularly non-Chromium product lines, that will meet the expectations of our customers or that our future products will become commercially viable. As technologies change in the future for research equipment in general and in genomics solutions specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling non-Chromium products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our Chromium Connect instrument will increase workflows for our future customers and their associated purchases of our consumables. If sales of our Chromium Connect instruments fail to materialize so will the related consumable sales and associated revenue. Our sales expectations are also based in part on the continued success of our Single Cell Gene Expression solutions. If our new products, including our Visium Spatial Gene Expression product, which was introduced in 2019, or our Single Cell Multiome ATAC+Gene Expression and Targeted Gene Expression products, which were introduced in 2020, fail to achieve sufficient market acceptance or sales of our Single Cell Gene Expression consumables decrease, our consumables revenue could be materially and adversely impacted.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. We pre-announce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product. In addition, the COVID-19 pandemic has made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory.
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

Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our employees and partners could decrease the effectiveness of our commercial organization and adversely affect our business and operating results. Additionally, our commercial organization’s ability to participate in on-site or other in-person sales and marketing or customer service activities, including participation in trade shows and other in-person events, or on-site installation of our products, may be restricted or eliminated due to the impacts of the COVID-19 pandemic. The effectiveness of our commercial organization may be decreased and our business and operating results may be materially and adversely affected as a result.
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
We have experienced rapid growth in recent periods. This growth and our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions each in 2018 and 2020 and one more in January 2021, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 946 employees as of March 31, 2021. As we have grown, our employees have become more geographically dispersed. We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy which will lead to increased dispersion of our employees. As a public company, our management and other personnel must devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of many of our employees working from home due to the COVID-19 pandemic. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
Our business depends significantly on the success of our Next GEM microfluidic chip.

Since our inception through March 31, 2021, a substantial number of our Chromium instruments utilized our legacy GEM microfluidic chips and associated consumables. In November 2018, a jury concluded that our Chromium instruments operating these chips and associated consumables infringe certain of Bio-Rad Laboratories, Inc.'s ("Bio-Rad") patents. We dedicated significant resources to designing and manufacturing our new Next GEM microfluidic chip, which uses a microfluidic architecture with fundamentally different physics from our legacy GEM microfluidic chip. We introduced our Next GEM microfluidic chips for our Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC solutions in the second quarter of 2019. We have been gradually phasing out our legacy GEM microfluidic chips and have substantially completed the transition of our customers to our Next GEM microfluidic chips and associated consumables.
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
If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
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
In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new areas in which we have limited or no experience, such as the sale of our solutions to biopharmaceutical customers. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and In Situ technologies in the future. Sales of new or existing solutions into new opportunities may take several years to develop and mature and we cannot be certain that these opportunities will develop as we expect. For example, new life sciences technology is often not adopted until a sufficient amount of research conducted using such technology has been published in peer-reviewed publications. Because there can be a considerable delay between the launch of a new life sciences product and publication of research using such product, new life sciences products do not generally contribute a meaningful amount of revenue in the year they are introduced. In certain situations, new life sciences technology, even if sufficiently covered in peer-reviewed publications, may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict.
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
The future growth of the markets for our current and future solutions depends on many factors beyond our control, including recognition and acceptance of our solutions by the scientific community as best practice and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If the markets for our current and future solutions are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected. Additionally, impacts stemming from the COVID-19 pandemic have and may continue to limit demand for our solutions for the foreseeable future.
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
The COVID-19 pandemic may impact historical trends and the comparability of certain of the key business metrics over time. For example, the COVID-19 pandemic may (i) cause halo users to delay purchases of their own instruments, which could positively impact or prevent a decline in our consumables pull-through per instrument metrics, (ii) lead to a general reduction in consumables spending, which could negatively impact our consumables pull-through per instrument metrics or (iii) cause a general decrease in the rate of growth of our instrument installed base.
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development programs could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
The manufacturing process for our Chromium Controller takes place at our third-party manufacturer’s facilities in Singapore and the manufacturing process for our Chromium Connect takes place at our third-party manufacturer’s facilities in Nevada. The majority of our consumables are manufactured at our facilities in Pleasanton, California and Singapore using proprietary equipment. Certain raw materials, such as oligonucleotides and enzymes, are custom manufactured by outside partners. We periodically review the manufacturing capacity of our consumables and we expect to manufacture an increasing amount of consumables in-house. Our Pleasanton facilities also house the majority of our research and development and quality assurance teams. Our Chromium Connect is manufactured by our partner at their facility. The facilities and the equipment we and our third-party manufacturers use to manufacture our instruments and consumables and that we use in our research and development programs would be costly to replace and could require substantial lead times to repair or replace.
Our facilities in Pleasanton and Singapore are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics including COVID-19, outbreaks, power loss, conflict, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable for any reason, including due to the impacts of the COVID-19 pandemic, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities while shelter-in-place or other COVID-19-related measures remain in place. Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
We use a broad range of materials and supplies, including metals, chemicals and other electronic components, in our products. A significant disruption in the supply of these materials, including disruptions stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks, conflict, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
If we fail to offer high-quality customer service, our business and reputation could suffer.
We differentiate ourselves from our competition through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team. Potential impacts of the COVID-19 pandemic on the health and safety of our customer service organization could reduce or eliminate the organization’s ability to provide an exceptional customer experience. Additionally, the organization’s ability to provide on-site, in-person customer service (including on-site installation of our instruments) has and may continue to be restricted or eliminated due to the impacts of the COVID-19 pandemic. Therefore, failure to scale our customer service organization adequately or impacts on our organization’s ability to provide an exceptional customer experience may adversely impact our business results and financial condition.
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
Our continued growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. Many of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area, we expect to continue to rely on foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. The typical immigration and visa procedures of the United States have been impacted by COVID-19 and our current or future employees may be negatively affected by delays, disruptions or changes in United States immigration policies. Past United States administrations have made restricting immigration and reforming the work visa process a priority and these efforts may adversely affect our ability to find qualified personnel.
We do not maintain key person life insurance or fixed term employment contracts with any of our employees. As a result, our employees could leave our company with little or no prior notice and would be free to work for a competitor. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Additionally, while we are committed to maintaining a safe workplace and to support our personnel through the COVID-19 pandemic, the health and safety of our personnel may be impacted by COVID-19 and our operating results and growth prospects could be materially harmed as a result. Further, while our Pleasanton facilities have been designated an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, we may face civil liability if any of our employees contracts COVID-19 while performing his or her job on site or is otherwise negatively impacted by the COVID-19 pandemic.
Investments and acquisitions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
In 2018, we acquired Epinomics, Inc., an epigenetics company based in California, and Spatial Transcriptomics Holdings AB, a spatial analysis company based in Sweden. In 2020, we acquired CartaNA, an In Situ company based in Sweden and ReadCoor, an In Situ company based in Massachusetts. In January 2021, we acquired Tetramer Shop, a reagent company based in Denmark. We believe we are successfully integrating the technologies acquired from those companies into our business, but the long-term success of these acquisitions is not guaranteed. We regularly review investment, acquisition and technology licensing opportunities, and we may invest in or acquire real estate or additional businesses and legal entities to add specialized employees, products or technologies as well as pursue technology licenses or investments in complementary businesses. Our previous acquisitions and any future transactions could be material to our financial condition and operating results and expose us to many risks, including:
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business;

•increases in our expenses and reductions in our cash available for operations and other uses;
•failure to realize anticipated benefits or synergies from such a transaction;
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
•possible write-offs or impairment charges relating to acquired businesses; and
•potential higher taxes if our tax positions relating to certain acquisitions were challenged.
Foreign acquisitions, such as our acquisitions of Spatial Transcriptomics Holdings AB, CartaNA AB and Tetramer Shop involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur.
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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our Chromium Controller, to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. For example, the United States government’s fiscal year end occurs in our third quarter and may result in increased sales of our products during such quarter if government-funded customers have unused funds that may be forfeited, or future budgets that may be reduced, if such funds remain unspent at such fiscal year end. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Additionally, impacts of the COVID-19 pandemic could cause unpredictable temporary or permanent fluctuations in seasonal or cyclical variations as in the second quarter of 2020 in which widespread shutdowns caused a significant decrease in our revenue.
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
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. Certain of our consumables are perishable and must be kept below certain temperatures. As such, we ship certain of our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to labor disruptions, bad weather, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. While we work with customers to replace any consumables that are impacted by delivery disruptions, our reputation and our business may be adversely impacted even if we replace perished consumables free of charge. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
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
We are subject to certain United States government regulations because we have licensed technologies that were developed with United States government grants. Such licensed technologies are used, for example, in a substantial majority of our consumables. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights (“march-in rights”) which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third-party designated by such agency. The exercise of march-in rights or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. As of March 31, 2021, all of our products embodying licensed technology subject to march-in rights were manufactured in the United States. While we do not expect to move manufacturing of these products to facilities located outside of the United States, we cannot assure investors that such products will always be manufactured in the United States or that the applicable government agency would grant a waiver of such requirement. These restrictions may limit our ability to manufacture our products in geographies where it may be more economically favorable to do so which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the three months ended March 31, 2021 and 2020, approximately 51% and 45%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
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
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the three months ended March 31, 2021 and twelve months ended December 31, 2020, approximately 12% and 16%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge foreign currency exposures.
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
In January 2020, the United Kingdom exited from the European Union (“Brexit”) under the terms of a withdrawal agreement, entering into a “transition period” ending December 31, 2020 during which the existing regulatory regime was essentially the same. The United Kingdom's withdrawal from the European Union occurred on January 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the "Trade and Cooperation Agreement"), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit on our business in the United Kingdom, the European Union and worldwide will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.
The events that could occur in the future as a consequence of the United Kingdom’s withdrawal may cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, access to European Union research funding by research scientists based in the United Kingdom may be reduced or cut off altogether. It also is unclear whether Brexit may limit the ability or willingness of the United Kingdom’s Medical Research Council or other funding sources to continue funding genomic or single cell research by local research centers and labs. The impact of the United Kingdom’s withdrawal from the European Union could negatively impact our revenue as a result of currency fluctuations, a slowdown in research funding or restricted budgets. In addition, the growth of sales in the United Kingdom may be slowed or those sales may even decline as a result of this withdrawal. Additionally, distribution costs for products sold in the United Kingdom may be increased due to trade agreements and incremental importation expenses and it may become more difficult or time-consuming to ship our products into the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, the implementation of the Trade and Cooperation Agreement, the outcome of further negotiations and the policies, rules and regulations that are adopted as a result, may increase our cost of doing business in Europe, disrupt our European operations and adversely affect our operating results and growth prospects.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
We are required to have an audit of the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
Risks related to our regulatory environment and taxation
Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multi-omic information and gene editing could reduce demand for our products.
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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially in the Asia-Pacific region. For the years ended December 31, 2020 and 2019, sales outside of North America constituted approximately 47% and 43%, respectively, of our sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.
Additionally, our business may be adversely impacted by retaliatory trade measures taken by China or other countries. Such measures could include restrictions on our ability to sell or import our instruments and/or consumables into certain countries or have the effect of increasing the prices of our instruments and/or consumables. Although the United States and China signed an interim trade agreement in January 2020 (the “Phase One deal”), the parties are continuing to negotiate a trade agreement. At this time, it is unknown whether the Phase One deal will last, whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions and what effect the ultimate trade agreement will have on our business. There are also pressures on the U.S. Administration to retaliate against China over China’s inability to prevent COVID-19 from spreading outside of the country’s borders and China’s actions in Hong Kong, which could lead to additional U.S., Chinese and other tariffs, or a resumption of trade hostilities, exposing us to increased tariffs in the U.S. and Chinese markets. Therefore, it is possible further tariffs may be imposed that could cover imports of the export or sale our instruments and/or consumables, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, which could materially harm our business, financial condition and results of operations. The nature of the dispute between the United States and China is evolving and additional products such as ours could become subject to tariffs, which could adversely affect the marketability of our products and our results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.
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
As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) of $373.7 million and federal tax credit carryforwards of $27.6 million. Our federal NOLs generated after January 1, 2018, which total $258.8 million are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2032. As of December 31, 2020, we had state NOLs of $188.5 million, which expire beginning in 2030. In addition, we had state tax credit carryforwards of $20.9 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes as described below. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed a study through December 31, 2020 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition, certain attributes are subject to annual limitations as a result of our acquisition of ReadCoor, which constitutes an ownership change. Such limitations may result in expiration of a portion of the carryforwards before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly revised the Code. This federal income tax law contains significant changes to corporate taxation. In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have completed our evaluation of the overall impact of this recent interpretation of German law and our evaluation of the overall impact of TCJA on our effective tax rate and balance sheet through March 31, 2021 and have reflected the amounts in our financial statements for the quarter ended March 31, 2021.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material impact on the Company’s consolidated financial statements.
Risks related to our intellectual property, information technology, and data security
We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products.
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
In the United States, California enacted the California Consumer Privacy Act (the “CCPA”), which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. In addition, in November 2020, Californians approved Proposition 24, that was also known as the California Privacy Rights Act (the "CPRA"). The CPRA modifies and expands the CCPA and established a new California Privacy Protection Agency. While the CPRA extended the current CCPA exemption of employment and business-to-business data until January 1, 2023, it also established January 1, 2023 as the new compliance date for most of the other substantive provisions that companies doing business in California must be prepared to meet. In addition to applying to businesses that buy and sell personal information the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of "sensitive personal information" that includes, genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals' rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA's three-year compliance roll-out and the impact it will have on us and others in our industry, however, we expect to incur increased compliance costs and may be subject to increased potential liability in the event we fail to comply. Similar privacy and data protection laws have also been proposed in other states and at the federal level.
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
In the fourth quarter of 2018, we began recording an accrual for estimated royalties as a cost of revenue. This accrual is based on an estimated royalty rate of 15% of worldwide sales of our Chromium instruments operating our legacy GEM microfluidic chips and associated consumables. As of March 31, 2021, we had accrued a total of $44.8 million relating to this matter which includes our estimated 15% royalty for subsequent sales through that date.
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
In August 2020, the Federal Circuit issued its opinion in our appeal of the 2015 Delaware Action. The Federal Circuit (1) affirmed the judgment of the lower Court with respect to infringement of the '083 patent by our legacy GEM products and (2) vacated the judgment with respect to infringement of the '193 and '407 patents, which are remanded to the lower Court for a new trial on infringement. The Federal Circuit affirmed the damages award including the 15% royalty with respect to our legacy GEM products. The Federal Circuit vacated the injunction with respect to our Single Cell CNV and Linked-Read products but affirmed the injunction with respect to our other legacy GEM products. In October 2020, we filed a petition for en banc rehearing with the Federal Circuit. The Federal Circuit denied our petition for en banc rehearing on November 4, 2020. We paid the $34.5 million judgment, plus approximately $0.8 million in post-judgment interest, to Bio-Rad on December 17, 2020. The case was remanded to the Delaware Court for a determination of post-judgment royalties or other amounts, which we expect in the second half of 2021.
Neither the lower Court judgment nor the Federal Circuit opinion in the 2015 Delaware Action implicate our Next GEM products. We have dedicated significant resources to designing and manufacturing our Next GEM microfluidic chips which use fundamentally different physics from our legacy GEM microfluidic chips. Neither the jury verdict nor the injunction relate to our Next GEM microfluidic chips based on our new proprietary design and associated consumables which we launched in May 2019 for three of our single cell solutions – Single Cell Gene Expression, Single Cell Immune Profiling and Single Cell ATAC. Since August 28, 2019, all Chromium instruments that we sell and have sold operate exclusively with our Next GEM solutions and we have substantially completed the transition of our customers to our Next GEM microfluidic chips and associated consumables.
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
We and Bio-Rad have appealed the Final Determination to the Court of Appeals for the Federal Circuit. Bio-Rad has appealed the Final Determination with respect to non-infringement of our gel bead manufacturing chips, but not with respect to non-infringement of our Next GEM microfluidic chips. We have appealed the Final Determination with respect to infringement of our legacy GEM microfluidic chips. Oral argument was held on April 7, 2021. We expect a decision around the fourth quarter of 2021.
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
The Northern District of California Action
On July 31, 2017, Bio-Rad and Lawrence Livermore National Security, LLC also filed suit against us in the U.S. District Court for the Northern District of California, alleging that the Company’s legacy GEM products infringe U.S. Patents Nos. 9,216,392, 9,347,059 and the five patents asserted in the ITC 1068 Action. The complaint seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees. This litigation has been stayed pending resolution of the Federal Circuit appeal of the ITC 1068 Action. In July 2020, Bio-Rad moved to lift the stay with respect to the '059 patent and consolidate the '059 patent with the '115 patent transferred from the District of Massachusetts which is being asserted against our Next GEM products. In August 2020, the Court denied Bio-Rad's motion to lift the stay with respect to both the '059 and '115 patents. In October 2020, the Company filed two petitions for IPR challenging the validity of the ‘115 patent. The Company expects the PTAB to issue a decision on institution of these IPR petitions in the second quarter of 2021.
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
On April 6, 2020, the Munich Higher Regional Court (the “Higher Court”) issued a ruling staying enforcement of the ruling of the lower Court, including the injunction, subject to the payment of a bond by the Company. The Higher Court found that the lower Court’s claim construction was not justifiable and that the facts did not provide a basis for a finding of infringement. On April 16, 2020, we paid a 2.8 million Euro bond to the Higher Court to completely stay enforcement of the ruling. The bond is refundable upon a favorable ruling on the merits by the Higher Court. We expect the Higher Court to rule on the merits in 2021. In August 2020, Bio-Rad filed its appeal response arguing for the first time that our Next GEM microfluidic chips and certain accessories infringe the utility model. In its appeal response, Bio-Rad also attempted to add infringement allegations with respect to a new patent, European Patent No. 3 132 844, against our Chromium instruments and Next GEM microfluidic chips. We believe it is procedurally improper to attempt to add these new claims at this stage, that our Next GEM products are not covered by the lower court's judgment and are not admissible in the appeal, and that the newly asserted '844 patent is not admissible in the appeal. The Higher Court is not expected to rule on whether Next GEM products or the '844 patent are admissible in the appeal until around the fourth quarter of 2021.
The 2018 Delaware Action
On October 25, 2018, Bio-Rad filed suit against us in the U.S. District Court for the District of Delaware, alleging that substantially all of our Chromium products, including our legacy GEM products and Next GEM products, infringe U.S. Patent Nos. 9,562,837 and 9,896,722. Bio-Rad seeks injunctive relief, unspecified monetary damages, costs and attorneys’ fees.
In October 2019, we filed four petitions for IPR challenging the validity of both asserted patents. On April 27, 2020, the PTAB instituted review on all four of these petitions. On April 26, 2021, the PTAB issued final written decisions on all four IPRs invalidating the majority of the asserted claims of the ‘837 and ‘722 patents but maintaining the validity of claim 8 of the '837 patent and claims 15-17 of the '722 patent. The Company expects to seek rehearing of and/or appeal the decision with respect to the claims found to be valid.
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
Discovery is ongoing. A Markman hearing was conducted in September 2020. In December 2020, the Court ordered the parties to be ready for trial for Bio-Rad’s patent claims and our patent counterclaims in July 2021 and for our antitrust counterclaims in September 2021.
In June 2020, we filed two petitions for IPR challenging the validity of the '444 patent. In August 2020, we filed two petitions for IPR challenging the validity of the '277 patent. On January 13, 2021, the PTAB denied institution of IPRs for the '444 patent. On February 22, 2021, the PTAB denied institution of IPRs for the '277 patent.
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
On February 12, 2020, the ITC issued its Final Determination affirming the judge’s findings with respect to Bio-Rad’s violation of the ‘024, ‘468 and ‘530 patents, including the judge’s findings for those patents with respect to infringement, validity and ownership. The ITC issued an exclusion order prohibiting Bio-Rad from importing into the United States infringing microfluidic devices, components thereof and products containing same, including the ddSEQ products. The ITC also issued a cease and desist order preventing Bio-Rad from selling such imported products in the United States. The ITC’s remedial orders do not identify any ddSEQ assay as exempted from their potential scope. The ITC orders do not prohibit the importation or sale of microfluidic consumables imported into the U.S. for use by researchers who are using such consumables as of February 12, 2020, and who have a documented need to continue receiving such consumables for a specific current ongoing research project for which that need cannot be met by any alternative product. The Final Determination is subject to a 60-day presidential review period.  On April 29, 2020, Bio-Rad appealed the Final Determination to the Court of Appeals for the Federal Circuit. Oral argument was held on March 11, 2021. Oral argument was held on March 11, 2021. On April 29, 2021, the Federal Circuit issued its decision completely affirming the Final Determination of the ITC, including its findings with respect to infringement, validity and ownership.
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
The Nanostring Action

On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Worldwide we own or exclusively license over 330 issued or allowed patents and over 660 pending patent applications as of December 31, 2020. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal controls over financial reporting. We ceased to be an "emerging growth company" and are now required to comply with certain provisions of SOX and are no longer permitted to take advantage of reduced disclosure requirements applicable to emerging growth companies.
We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and we expect these expenses to increase because we are no longer eligible to take advantage of the reduced disclosure requirements and other benefits available to emerging growth companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act, SOX, the listing requirements of Nasdaq and other applicable federal and Delaware rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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
In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. In September 2020, California enacted a law that requires publicly held companies headquartered in California to have at least one director from an underrepresented community, as defined in the law, by the end of 2021 and at least three by the end of 2022, depending on the size of the board. The laws impose financial penalties for failure to comply. We are currently in compliance with the requirements of both laws but we may incur costs associated with complying with the law in future years, including costs associated with expanding our board of directors or identifying qualified candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we fail to comply. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
General risks
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
•natural disasters, infectious diseases, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks or major catastrophic events; and
•the other factors described in this “Risk Factors” section.
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

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of October 18, 2018, by and among the Registrant and the other parties thereto.	S-1/A	333-233361	4.1	8/19/2019
4.2	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

10x Genomics, Inc.

Date: May 7, 2021	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)