Form 10-Q
period 2021-06-30
10x Genomics, Inc.
filed 2021-08-06
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2021, the registrant had 90,604,177 shares of Class A common stock, $0.00001 par value per share, outstanding and 20,281,465 shares of Class B common stock, $0.00001 par value per share, outstanding.

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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$621,958	$663,603
Restricted cash	18,151	16,567
Accounts receivable, net	59,680	51,208
Inventory	44,087	29,959
Prepaid expenses and other current assets	13,298	13,029
Total current assets	757,174	774,366
Property and equipment, net	122,329	72,840
Restricted cash	8,599	8,474
Operating lease right-of-use assets	54,125	46,983
Goodwill	4,511	—
Other non-current assets	30,841	26,678
Total assets	$977,579	$929,341
Liabilities and stockholders’ equity
Current liabilities:
Accrued contingent liabilities	$29,496	$44,173
Accounts payable	16,181	4,709
Accrued compensation and related benefits	21,113	15,383
Accrued expenses and other current liabilities	36,157	43,453
Deferred revenue	5,274	4,472
Operating lease liabilities	4,905	5,936
Total current liabilities	113,126	118,126
Accrued license fee, noncurrent	5,814	11,171
Operating lease liabilities, noncurrent	65,917	57,042
Other noncurrent liabilities	8,136	3,930
Total liabilities	192,993	190,269
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,612,227	1,544,218
Accumulated deficit	(827,701)	(805,098)
Accumulated other comprehensive gain (loss)	58	(50)
Total stockholders’ equity	784,586	739,072
Total liabilities and stockholders’ equity	$977,579	$929,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$115,842	$42,905	$221,663	$114,810
Cost of revenue	4,915	10,052	21,975	25,160
Gross profit	110,927	32,853	199,688	89,650
Operating expenses:
Research and development	53,402	27,535	95,285	53,527
Selling, general and administrative	68,703	44,416	125,607	94,803
Accrued contingent liabilities	(850)	322	(660)	624
Total operating expenses	121,255	72,273	220,232	148,954
Loss from operations	(10,328)	(39,420)	(20,544)	(59,304)
Other income (expense):
Interest income	58	125	108	1,443
Interest expense	(209)	(306)	(430)	(968)
Other income (expense), net	521	(144)	(208)	(240)
Loss on extinguishment of debt	—	—	—	(1,521)
Total other income (expense)	370	(325)	(530)	(1,286)
Loss before provision for income taxes	(9,958)	(39,745)	(21,074)	(60,590)
Provision for income taxes	1,094	422	1,529	720
Net loss	$(11,052)	$(40,167)	$(22,603)	$(61,310)
Other comprehensive income:
Foreign currency translation adjustment	10	355	108	360
Comprehensive loss	$(11,042)	$(39,812)	$(22,495)	$(60,950)
Net loss per share, basic and diluted	$(0.10)	$(0.41)	$(0.21)	$(0.63)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	109,866,294	98,978,283	109,293,342	97,903,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
Issuance of Class A common stock upon exercise of stock options	1,102,618	—	8,546	—	—	8,546
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	16,253	—	—	16,253
Net loss	—	—	—	(11,551)	—	(11,551)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2021	109,588,527	2	1,569,059	(816,649)	48	752,460
Issuance of Class A common stock upon exercise of stock options	1,151,392	—	16,194	—	—	16,194
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	26,932	—	—	26,932
Net loss	—	—	—	(11,052)	—	(11,052)
Other comprehensive income	—	—	—	—	10	10
Balance as of June 30, 2021	110,739,919	$2	$1,612,227	$(827,701)	$58	$784,586

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	96,241,596	$2	$682,494	$(262,367)	$(46)	$420,083
Issuance of Class A common stock upon exercise of stock options	1,903,612	—	3,283	—	—	3,283
Vesting of shares subject to repurchase, including early exercised options	—	—	122	—	—	122
Stock-based compensation	—	—	6,718	—	—	6,718
Net loss	—	—	—	(21,143)	—	(21,143)
Other comprehensive income	—	—	—	—	5	5
Balance as of March 31, 2020	98,145,208	2	692,617	(283,510)	(41)	409,068
Issuance of Class A common stock upon exercise of stock options	2,113,974	—	8,051	—	—	8,051
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	13,920	—	—	13,920
Net loss	—	—	—	(40,167)	—	(40,167)
Other comprehensive income	—	—	—	—	355	355
Balance as of June 30, 2020	100,259,182	$2	$714,630	$(323,677)	$314	$391,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(22,603)	$(61,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,641	6,502
Stock-based compensation expense	43,108	20,573
Loss on disposal of property and equipment	66	1
Loss on extinguishment of debt	—	1,521
Accretion of discount on term loan	—	17
Amortization of right-of-use assets	4,014	2,226
Changes in operating assets and liabilities:
Accounts receivable	(7,824)	10,646
Inventory	(14,215)	(6,488)
Prepaid expenses and other current assets	(1,070)	(1,706)
Other assets	217	(2,966)
Accounts payable	9,711	(2,810)
Accrued compensation and other related benefits	5,730	(2,097)
Deferred revenue	952	492
Accrued contingent liabilities	(14,676)	6,518
Accrued expenses and other current liabilities	(6,530)	3,100
Operating lease liability	(3,170)	(1,986)
Other noncurrent liabilities	(4,313)	(4,327)
Net cash used in operating activities	(962)	(32,094)
Investing activities:
Acquisition of business, net of cash acquired	(5,451)	—
Purchases of property and equipment	(53,433)	(14,818)
Net cash used in investing activities	(58,884)	(14,818)
Financing activities:
Payments on financing arrangement	(5,028)	(5,846)
Payments on term loans	—	(31,256)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	24,739	11,334
Net cash provided by (used in) financing activities	19,711	(25,768)
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	199	(123)
Net decrease in cash, cash equivalents, and restricted cash	(39,936)	(72,803)
Cash, cash equivalents, and restricted cash at beginning of period	688,644	476,493
Cash, cash equivalents, and restricted cash at end of period	$648,708	$403,690

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,222	$1,670
Cash paid for taxes	$7,838	$160

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$7,516	$2,454
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,267	$7,558
Contingent consideration payable from business acquisition	$1,523	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) was incorporated in the state of Delaware on July 2, 2012 and is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium Controller, Chromium Connect and Chromium X Series instruments, which the Company refers to as “instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for both the Company’s Visium and Chromium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Canada, China, Denmark, Germany, Netherlands, Singapore, Sweden, the United States and the United Kingdom.
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
2.    Summary of Significant Accounting Policies
Fair Value of Financial Instruments
Cash and cash equivalents are comprised of money market funds and cash which are classified as Level 1 in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the Company held $547.9 million and $600.9 million in money market funds, respectively, with no unrealized gains or losses.
Revenue Recognition
The Company generates revenue from sales of products and services and its products consist of instruments and consumables. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 45 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
For the calculation of diluted net loss per share, basic net loss per share is adjusted by the effect of dilutive securities, including convertible preferred stock and awards under the Company’s equity compensation plans. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.
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
Tetramer Shop is a life sciences technology company which develops and provides reagents for precise monitoring of antigen-specific T-cells in research and development. The Company acquired Tetramer Shop for its expertise in building empty, loadable major histocompatibility complex (MHC) molecules.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Goodwill
The excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition was recorded as a non-current asset and is not amortized but is subject to an annual review for impairment.
4.    Other Financial Statement Information
Inventory
Inventory was comprised of the following (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2021	December 31, 2020
Purchased materials	$19,375	$9,930
Work in progress	12,316	9,312
Finished goods	12,396	10,717
Inventory	$44,087	$29,959
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$31,798	$—
Laboratory equipment and machinery	38,221	30,010
Computer equipment and software	11,448	5,783
Furniture and fixtures	5,586	5,887
Leasehold improvements	48,872	42,068
Construction in progress	25,615	19,594
Total property and equipment	161,540	103,342
Less: accumulated depreciation and amortization	(39,211)	(30,502)
Property and equipment, net	$122,329	$72,840
Intangible Assets, Net
Intangible assets, net, which are recorded within other assets in the condensed consolidated balance sheets, consisted of the following (dollars in thousands):

	June 30, 2021				December 31, 2020
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	13.2	$22,504	$(2,739)	$19,765	13.7	$22,504	$(1,973)	$20,531
Developed technology	9.5	5,500	(275)	5,225	—	—	—	—
Customer relationships	3.3	945	(224)	721	3.9	805	(111)	694
Trademarks	0.4	204	(176)	28	0.9	204	(142)	62
Assembled workforce	4.3	1,128	(174)	954	4.8	1,128	(61)	1,067
Total intangible assets, net		$30,281	$(3,588)	$26,693		$24,641	$(2,287)	$22,354
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2021 (excluding the six months ended June 30, 2021)	$1,297
2022	2,535
2023	2,506
2024	2,378
2025	2,214
Thereafter	15,763
Total	$26,693

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related costs	$4,566	$2,506
Employee stock purchase program liability	1,492	1,258
Accrued bonus	7,922	5,058
Accrued commissions	3,310	3,038
Accrued acquisition-related compensation	1,847	2,213
Accrued vacation	1,322	1,035
Other	654	275
Accrued compensation and related benefits	$21,113	$15,383
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Accrued legal and related costs	$5,305	$5,704
Accrued license fee	5,784	6,198
Accrued purchase consideration	4,901	4,146
Accrued royalties for licensed technologies	2,530	3,160
Accrued property and equipment	5,772	2,983
Accrued professional services	3,682	3,137
Product warranties	577	399
Customer deposits	1,098	1,727
Taxes payable	4,201	8,649
Accrued lab supplies	2,110	1,506
Other	197	5,844
Accrued expenses and other current liabilities	$36,157	$43,453
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Beginning of period	$399	$467
Amounts charged to cost of revenue	1,242	796
Repairs and replacements	(1,064)	(864)
End of period	$577	$399
Revenue and Deferred Revenue
As of June 30, 2021, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
instruments, was $6.9 million, of which approximately 73% is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $6.9 million and $6.2 million as of June 30, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements, and as of June 30, 2021, the short-term portion was $5.1 million. Revenue recorded during the three and six months ended June 30, 2021 included $1.1 million and $2.5 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Instruments	$16,877	$7,291	$28,002	$16,432
Consumables	97,146	34,164	190,225	95,592
Services	1,819	1,450	3,436	2,786
Total revenue	$115,842	$42,905	$221,663	$114,810
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$65,765	$20,261	$117,572	$59,993
Europe, Middle East and Africa	28,772	11,715	47,942	24,873
China	12,874	7,628	36,514	18,625
Asia-Pacific (excluding China)	8,431	3,301	19,635	11,319
Total revenue	$115,842	$42,905	$221,663	$114,810
Revenue for the United States, which is included in North America in the table above, was 52% and 45% of consolidated revenue for the three months ended June 30, 2021 and 2020, respectively, and 55% and 50% of consolidated revenue for the six months ended June 30, 2021 and 2020, respectively.
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
The revolving line of credit and the Loan and Security Agreement was terminated at the election of the Company on June 18, 2020. Upon termination, the Company incurred termination fees of $0.3 million. As of June 18, 2020, there were no balances outstanding under the revolving line of credit.
6.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space with lease terms up to 12 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021, the Company incurred $2.6 million and $5.2 million, respectively, of operating lease costs and $0.3 million and $0.4 million, respectively, of variable lease costs. For the three and six months ended June 30, 2020, the Company incurred $2.1 million and $4.0 million, respectively, of operating lease costs and $0.1 million and $0.2 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2021 and 2020 was $4.7 million and $3.1 million and were included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.
Future lease payments related to the Company’s operating lease liabilities as of June 30, 2021 is as follows (in thousands):

Operating Leases
2021 (excluding the six months ended June 30, 2021)	$1,262
2022	10,634
2023	10,414
2024	9,682
2025	9,853
Thereafter	48,771
Total lease payments	$90,616
Less: imputed interest	(19,794)
Present value of operating lease liabilities	$70,822
Operating lease liabilities, current	$4,905
Operating lease liabilities, noncurrent	$65,917
The following table summarizes additional information related to operating leases as of June 30, 2021:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term	8.7 years	8.4 years
Weighted-average discount rate	5.3%	4.5%
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The MLA consists of various lease components expected to commence on various dates between 2021 and 2023 and is expected to terminate on June 30, 2033 with total lease payments over the lease term expected to amount to approximately $60.8 million, net of a tenant improvement allowance of approximately $10.0 million to be received in the second half of 2021. Certain lease components of the MLA commenced on January 1, 2021. The total undiscounted lease payments for the lease components commencing during the remaining portion of fiscal year 2021 is $15.5 million with a weighted average lease term of 12 years. Total undiscounted payments for leases commencing in fiscal years 2022 and 2023 will be $21.0 million and $14.0 million, respectively, with weighted-average expected lease terms of 12 years for 2022 and 11 years for 2023.
On April 30, 2021, the Company entered into a lease agreement to lease office building space of approximately 22,000 square feet in Stockholm, Sweden to accommodate its future growth requirements. The Company expects the lease term to commence in January 2022 for a five-year term and expects total lease payments over the lease term to amount to approximately $5.6 million.
The tables above do not include payments, lease term, or discount rates relating to any leases or lease components that have not yet commenced as of June 30, 2021. The Company will determine the classification for each lease component at the individual component's commencement date. All leases and lease components that have not yet commenced are expected to be classified as operating leases.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Lease payments for leases not yet Commenced
2021 (excluding the six months ended June 30, 2021)	$—
2022	1,640
2023	4,081
2024	5,603
2025	5,481
Thereafter	39,309
Total undiscounted lease payments	$56,114
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
The 2021 Bio-Rad Settlement And Patent Cross License Agreement
Bio-Rad Laboratories, Inc. (“Bio-Rad”) and the Company were previously engaged in litigation and other proceedings relating to substantially all of the Company’s Chromium products, including the Company’s legacy GEM products and Next GEM products and multiple Bio-Rad products, around the world (the "Bio-Rad Actions"). On July 26, 2021, the Company entered into a Settlement and Patent Cross License Agreement (the “Agreement”) with Bio-Rad resolving all outstanding litigation and other proceedings between the two companies across all jurisdictions around the world and dismissing all infringement claims with prejudice.

Pursuant to the terms of the Agreement, Bio-Rad and the Company granted each other a non-exclusive, worldwide, royalty-bearing license to develop products and services related to single cell analysis. The cross license excludes spatial and In Situ products. It also excludes digital PCR products in the case of 10x. The term of the Agreement is for the life of the licensed patents. The Company and Bio-Rad have agreed not to sue each other on licensed products and licensed services on other patents owned or exclusively licensed by each company. The companies have agreed that each company’s patents are owned by each respective company.

Each company shall pay to the other royalties from licensed products and licensed services through 2030. The Company previously accrued $44.8 million in royalties and interest between November 14, 2018 and March 31, 2021 related to sales of the Company’s GEM products as a result of the litigation with Bio-Rad. Pursuant to the Agreement, the Company shall pay Bio-Rad $29.4 million in royalties and interest related to the sales of such GEM products between November 14, 2018 and March 31, 2021. As a result, in connection with the Agreement the Company reversed $15.4 million in accrued royalties and interest to the Company's financial statements in the second quarter of 2021.
The Nanostring Action

On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219. On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607.

On July 1, 2021, Nanostring filed a motion to dismiss. Briefing is in progress and no hearing has been scheduled. Discovery has not yet commenced and no case schedule has been set.

For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A below.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7.    Capital Stock
As of June 30, 2021, the number of shares of Class A common stock and Class B common stock issued and outstanding was 90,458,454 and 20,281,465, respectively. During the three months ended June 30, 2021 and 2020, 2,250,000 and 13,630,921, respectively, and during the six months ended June 30, 2021 and 2020, 2,400,000 and 45,404,934, respectively, shares of Class B common stock, respectively, were converted to shares of Class A common stock upon the election of the holders of such shares.
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
During the three months ended June 30, 2021 and 2020, 30,868 and 118,218 shares of Class A common stock, respectively, were issued under the ESPP. As of June 30, 2021, there were 2,890,264 shares available for issuance in connection under the ESPP.
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$841	$463	$1,305	$710
Research and development	12,140	6,044	18,936	8,931
Selling, general and administrative	13,951	7,348	22,867	10,932
Total stock-based compensation expense	$26,932	$13,855	$43,108	$20,573
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2021 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2020	823,947	$80.97
Granted	726,026	186.42
Vested	(168,632)	97.02
Cancelled	(41,153)	108.34
Outstanding as of June 30, 2021	1,340,188	$135.24

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the six months ended June 30, 2021 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	11,860,844	$18.86
Granted	349,996	178.61
Exercised	(2,054,260)	10.37
Cancelled	(114,418)	20.45
Outstanding as of June 30, 2021	10,042,162	$26.15
9.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-options to purchase common stock	10,042,162	13,507,230	10,042,162	13,507,230
Shares subject to repurchase	37,500	100,000	37,500	100,000
Contingent restricted shares	236,484	—	236,484	—
Restricted stock units	1,340,188	702,610	1,340,188	702,610
Shares committed under ESPP	12,201	16,812	12,201	16,812
Total	11,668,535	14,326,652	11,668,535	14,326,652

10.    Subsequent Events
On July 26, 2021, the Company entered into a Settlement and Patent Cross License Agreement with Bio-Rad resolving all outstanding litigation and other proceedings between the two companies across all jurisdictions around the world and dismissing all infringement claims with prejudice. See Note 6 to condensed consolidated financial statements, Commitments and Contingencies, The 2021 Bio-Rad Settlement And Patent Cross License Agreement, for further details.

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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. Our expanding suite of offerings leverages our cross-functional expertise across biology, chemistry, software and hardware to provide a comprehensive, dynamic and high-resolution view of complex biological systems. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium Controller, Chromium Connect and Chromium X Series, which we refer to as “Chromium instruments” or “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization.
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our Chromium instruments and Chromium consumables are designed to work together exclusively. After buying a Chromium instrument, customers purchase consumables from us for use in their experiments. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. As such, our long-term revenue growth is expected to outpace growth in our instrument placements as our business develops. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our Chromium instruments.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Instruments	$16,877	15%	$7,291	17%	$28,002	13%	$16,432	14%
Consumables	97,146	84	34,164	80	190,225	86	95,592	83
Services	1,819	1	1,450	3	3,436	1	2,786	3
Total revenue	$115,842	100%	$42,905	100%	$221,663	100%	$114,810	100%
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $11.1 million and $22.6 million for the three and six months ended June 30, 2021 and $40.2 million and $61.3 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $827.7 million and cash and cash equivalents totaling $622.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;

•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Environment
Since the World Health Organization ("WHO") declared the global outbreak of COVID-19 to be a pandemic in March 2020, we have operated in an uncertain and disruptive pandemic environment but to date we have successfully maintained our operational effectiveness and COVID-19 has not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We continue to closely monitor the recent developments surrounding this pandemic and resurgences including, among other developments, local, state, national and global vaccination efforts and the potential impacts of variants, including the Delta variant.
In response to the pandemic, we have placed and continue to place instruments and provide reagents to clinicians and researchers around the world working to understand COVID-19 and develop treatments for the disease. Our products are a critical tool for infectious disease research as they allow for a detailed understanding of how the virus causing COVID-19 impacts infected people, how the immune system is mobilized, which immune cells react to pathogens and many other aspects of the disease and potential therapies. While many of our customers' laboratory operations returned to near-normal levels during the second quarter, we have observed subsequent to quarter-end the reinstatement of COVID-19 related protocols and restrictions which could affect some of our customers' operations. The situation is increasingly uncertain and to the extent that reinstated protocols or increased restrictions impact our customers' ability to progress through their experiments, our business could be negatively impacted in the third quarter of 2021 and beyond.
Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we initiated and continue to adhere to protocols and safety measures at our facilities which have facilitated the safe return to work of many of our personnel.
While in person commercial and support activities have begun to resume and the majority of our customers' sites were open to in-person meetings with our sales and support teams by the end of the second quarter, some of our customers subsequent to quarter-end have reinstated pandemic-related protocols due to rising COVID-19 case counts and in some cases have begun closing access to outside visitors, which may negatively affect the operations of our sales and support teams in the third quarter of 2021 and beyond. In light of such developments, our sales and marketing teams continue to leverage digital marketing and sales activities in response to the broad emergence of social distancing measures globally. Additionally, our customer service teams around the world continue to operate remotely and remain available to assist our customers and partners as needed.
With the implementation of our protocols and safety measures, our production, shipping and customer service functions have been operational and we have been able to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers, our supply chain remains intact and we have not yet experienced significant supply issues. With respect to equipment and raw material supply, we continue to work to secure sufficient critical equipment and raw materials to meet anticipated future demand and we continue to carry higher levels of inventory and are monitoring closely whether there will be a material negative impact due to potential future shortages or price increases from suppliers.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$115,842	$42,905	$221,663	$114,810
Cost of revenue	4,915	10,052	21,975	25,160
Gross profit	110,927	32,853	199,688	89,650
Operating expenses:
Research and development	53,402	27,535	95,285	53,527
Selling, general and administrative	68,703	44,416	125,607	94,803
Accrued contingent liabilities	(850)	322	(660)	624
Total operating expenses	121,255	72,273	220,232	148,954
Loss from operations	(10,328)	(39,420)	(20,544)	(59,304)
Other income (expense):
Interest income	58	125	108	1,443
Interest expense	(209)	(306)	(430)	(968)
Other income (expense), net	521	(144)	(208)	(240)
Loss on extinguishment of debt	—	—	—	(1,521)
Total other income (expense)	370	(325)	(530)	(1,286)
Loss before provision for income taxes	(9,958)	(39,745)	(21,074)	(60,590)
Provision for income taxes	1,094	422	1,529	720
Net loss	$(11,052)	$(40,167)	$(22,603)	$(61,310)
The following table sets forth our condensed consolidated results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	4.2	23.4	9.9	21.9
Gross profit	95.8	76.6	90.1	78.1
Operating expenses:
Research and development	46.1	64.2	43.0	46.6
Selling, general and administrative	59.3	103.5	56.7	82.6
Accrued contingent liabilities	(0.7)	0.8	(0.3)	0.5
Total operating expenses	104.7	168.4	99.4	129.7
Loss from operations	(8.9)	(91.9)	(9.3)	(51.7)
Other income (expense):
Interest income	0.1	0.3	—	1.3
Interest expense	(0.2)	(0.7)	(0.2)	(0.8)
Other income (expense), net	0.4	(0.3)	(0.1)	(0.2)
Loss on extinguishment of debt	—	—	—	(1.3)
Total other income (expense)	0.3	(0.8)	(0.2)	(1.1)
Loss before provision for income taxes	(8.6)	(92.6)	(9.5)	(52.8)
Provision for income taxes	0.9	1.0	0.7	0.6
Net loss	(9.5)%	(93.6)%	(10.2)%	(53.4)%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenue	$115,842	$42,905	$72,937	170%	$221,663	$114,810	$106,853	93.1%
Revenue increased $72.9 million, or 170%, to $115.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven primarily by an increase in instrument and consumables revenue. Consumables revenue increased $63.0 million, or 184%, to $97.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in consumables revenue was primarily driven by growth in the instrument installed base and higher demand for our products. Instrument revenue increased $9.6 million, or 131%, to $16.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to an increase in number of units sold. Consumables and instrument revenues for the three months ended June 30, 2020 were adversely impacted by customer lab closures due to the impact of the COVID-19 pandemic.
Revenue increased $106.9 million, or 93%, to $221.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven primarily by an increase in instrument and consumables revenue. Consumables revenue increased $94.6 million, or 99%, to $190.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in consumables revenue was primarily driven by growth in the instrument installed base and higher demand for our products. Instrument revenue increased $11.6 million, or 70%, to $28.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to an increase in number of units sold. Consumables and instrument revenues for the six months ended June 30, 2020 were adversely impacted by customer lab closures due to the impact of the COVID-19 pandemic.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. In March 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus. By the end of the first quarter of 2020, the vast majority of academic and government labs around the world had suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business towards the latter part of the first quarter of 2020 and throughout a majority of the second quarter of 2020. However, beginning in June 2020, we observed a modest re-opening of labs for general research which continued throughout the remainder of 2020 and into the first half of 2021 resulting in an uptick in our sales activity for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. While we have observed that many of our customers' labs are now open for general research, some labs in certain geographic locations have paused plans to reopen, closed again after periods of reopening, or are unable to operate at full capacity due to the impact of COVID-19 including resurgences in some localities. We may experience continued delays before all labs are able to fully resume their research on a continuous basis, if at all, and because of this we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the third quarter of 2021 and beyond. Once all labs fully re-open and are able to resume normal levels of research activities on a continuous basis, we expect to see increased demand for our products.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$4,915	$10,052	$(5,137)	(51)%	$21,975	$25,160	$(3,185)	(12.7)%
Gross profit	$110,927	$32,853	$78,074	238%	$199,688	$89,650	$110,038	122.7%
Gross margin	96%	77%			90%	78%
Cost of revenue decreased $5.1 million, or 51%, to $4.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease was primarily due to lower accrued royalties of $16.2 million related to the Bio-Rad Actions including a one-time reversal of $14.7 million of accrued royalties arising from the settlement of this litigation (see Note 6 to condensed consolidated financial statements, Commitments and Contingencies, The 2021 Bio-Rad Settlement And Patent Cross License Agreement, for further details) and $0.8 million of idle manufacturing capacity charges, partially offset by an increase of $10.0 million from higher sales including newly introduced products, $1.1 million of inventory scrap and excess and obsolete inventory charges and $0.5 million of warranty costs.

Cost of revenue decreased $3.2 million, or 13%, to $22.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to lower accrued royalties of $20.0 million related to the Bio-Rad Actions including a one-time reversal of $14.7 million of accrued royalties arising from the settlement of this litigation (see Note 6 to condensed consolidated financial statements, Commitments and Contingencies, The 2021 Bio-Rad Settlement And Patent Cross License Agreement, for further details) and $0.8 million of idle manufacturing capacity charges, partially offset by an increase of $13.8 million from higher sales including newly introduced products, $1.7 million of inventory scrap and excess and obsolete inventory charges, $1.0 million of warranty costs, $0.3 million of amortization of developed technology resulting from the acquisition of Tetramer Shop (see Note 3 to condensed consolidated financial statements for details of the acquisition) and $0.2 million of costs related to our development of a second manufacturing facility.
Gross profit increased $78.1 million, or 238%, to $110.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to higher revenue, lower accrued royalties related to the Bio-Rad Actions including a one-time reversal of $14.7 million of accrued royalties and no idle manufacturing capacity charges incurred during the three months ended June 30, 2021 as compared to $0.8 million incurred during the three months ended June 30, 2020. Gross margin increased by 19 percentage points, to 96% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to lower accrued royalties related to the Bio-Rad Actions and no idle manufacturing capacity charges incurred during the three months ended June 30, 2021 as compared to $0.8 million incurred during the three months ended June 30, 2020, partially offset by less favorable product mix with newly introduced products.
Gross profit increased $110.0 million, or 123%, to $199.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher revenue and lower accrued royalties related to the Bio-Rad Actions including a one-time reversal of $14.7 million of accrued royalties. Gross margin increased by 12 percentage points, to 90% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to lower accrued royalties related to the Bio-Rad Actions.
Towards the latter part of the first quarter of 2020 and throughout a majority of second quarter of 2020, the vast majority of academic and government labs around the world suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders which resulted in a decrease in overall demand during this period. The decrease in demand resulted in our production facilities running at less than normal capacity which negatively impacted our gross margins in the second quarter of 2020. During the second half of 2020 and into the first half of 2021, we experienced increasing demand for our products due to partial reopening of our customer's businesses. While we cannot reliably estimate the extent to which the COVID-19 pandemic, including impacts from any resurgences, will impact our overall gross profit and gross margins in the third quarter of 2021 and beyond, we plan to continue to invest in our manufacturing facilities and production efforts and manage our supply chain to ensure the delivery of products to our customers.
Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development	$53,402	$27,535	$25,867	94%	$95,285	$53,527	$41,758	78%
Selling, general and administrative	68,703	44,416	24,287	55	125,607	94,803	30,804	32
Accrued contingent liabilities	(850)	322	(1,172)	(364)	(660)	624	(1,284)	(206)
Total operating expenses	$121,255	$72,273	$48,982	68%	$220,232	$148,954	$71,278	48%
Research and development expenses increased $25.9 million, or 94%, to $53.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily driven by increased personnel expenses of $14.0 million including $6.1 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $8.0 million used to support our research and development efforts, $2.2 million of higher allocated costs for facilities and information technology to support operational expansion, $0.8 million of higher depreciation and $0.7 million of higher consulting and professional services for product development.
Research and development expenses increased $41.8 million, or 78%, to $95.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily driven by increased personnel expenses of $24.8 million including $10.0 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $9.8 million used to support our research and development efforts, $4.4 million of higher allocated costs for facilities and information technology to support operational expansion, $1.4 million of higher consulting and professional services for product development and $1.1 million of higher depreciation.
During the first half of 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending. While our research and development activities have increased in the second half of 2020 and into the first half of 2021, we cannot reliably estimate the extent to which the COVID-19 pandemic, including any resurgences, will impact our overall research activities or expenditures in the third quarter of 2021 and beyond.
Selling, general and administrative expenses increased $24.3 million, or 55%, to $68.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily driven by increased personnel expenses of $15.9 million, including $6.6 million in stock-based compensation expense, $3.3 million of outside legal expenses,$2.7 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, $1.7 million of marketing expenses related to conferences and seminars and $0.2 million of costs related to COVID-19 screening, safety equipment purchases and cleaning.
Selling, general and administrative expenses increased $30.8 million, or 32%, to $125.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily driven by increased personnel expenses of $25.8 million, including $11.9 million in stock-based compensation expense, $4.8 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, $1.2 million of costs related to COVID-19 screening, safety equipment purchases and cleaning and $0.8 million of marketing expenses related to conferences and seminars, partially offset by the decrease in outside legal expenses of $2.7 million.
Accrued contingent liabilities decreased $1.2 million or 364% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and decreased $1.3 million or 206% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a one-time reversal of accrued interest arising from the settlement of the Bio-Rad Actions (see Note 6 to condensed consolidated financial statements, Commitments and Contingencies, The 2021 Bio-Rad Settlement And Patent Cross License Agreement, for further details).
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Interest income	$58	$125	$(67)	(54)%	$108	$1,443	$(1,335)	(93)%
Interest expense	(209)	(306)	97	(32)	(430)	(968)	538	(56)
Other expense	521	(144)	665	(462)	(208)	(240)	32	(13)
Loss on extinguishment of debt	—	—	—	—	—	(1,521)	1,521	N/M
Total other expense, net	$370	$(325)	$695	(214)%	$(530)	$(1,286)	$756	(59)%
N/M: result not meaningful.
Interest income decreased by $67 thousand to $58 thousand for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020. Interest income decreased by $1.3 million to $0.1 million for the six months ended June 30, 2021 from $1.4 million for the six months ended June 30, 2020. The decreases for the three and six months ended June 30, 2021 as compared to the corresponding prior year periods were primarily due to lower interest rates in the first half of 2021. While we earned interest on the net proceeds from the IPO completed in September 2019 and the follow-on public offering completed in September 2020, interest income was lower primarily due to lower interest rates.
Interest expense decreased for the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020. The decrease was driven primarily by the voluntary prepayment of our term loan on February 20, 2020 and lower interest rates partially offset by additional interest expense recognized on accrued license fees.
The change in other expense for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was driven by gains or losses from foreign currency rate measurement fluctuations.
Loss on extinguishment of debt was $1.5 million for the six months ended June 30, 2020. In February 2020, we prepaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.

Provision for Income Taxes
The Company’s provision for income taxes was $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2021 and $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2020. The provision for income taxes for the three and six months ended June 30, 2021 consists primarily of foreign taxes. Deferred tax assets generated from the Company’s domestic net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
Liquidity and Capital Resources
As of June 30, 2021, we had $622.0 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $59.7 million in accounts receivable and an accumulated deficit of $827.7 million. Restricted cash of $17.6 million, classified within current assets in our condensed consolidated balance sheets serves as collateral for a bond and royalties in connection with the Bio-Rad Actions. Restricted cash of $8.6 million, classified within noncurrent assets in our condensed consolidated balance sheets serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the six months ended June 30, 2021, and we have generated losses from operations since inception as reflected in our accumulated deficit of $827.7 million. We expect to continue to incur operating losses for the foreseeable future due to investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. On January 8, 2021, we completed our acquisition of Tetramer Shop for a total cash consideration of $8.5 million, net of cash acquired of $0.2 million. See Note 3 to the condensed consolidated financial statements for further details.
On July 26, 2021, the Company entered into the Agreement with Bio-Rad resolving all outstanding litigation and other proceedings between the two companies across all jurisdictions around the world and dismissing all infringement claims with prejudice. Under the Agreement, each company shall pay to the other royalties from licensed products and licensed services through 2030. The Company previously accrued $44.8 million in royalties and interest between November 14, 2018 and March 31, 2021 related to sales of the Company’s GEM products as a result of the litigation with Bio-Rad. Pursuant to the Agreement, the Company shall pay Bio-Rad $29.4 million in royalties and interest related to the sales of such GEM products between November 14, 2018 and March 31, 2021. As a result, in connection with the Agreement the Company reversed $15.4 million in accrued royalties and interest to the Company's financial statements in the second quarter of 2021. Restricted cash of $17.6 million related to the Bio-Rad litigation, classified within current assets in our condensed consolidated balance sheets as of June 30, 2021, will be used to pay the settlement payment of $29.4 million.
We currently anticipate making aggregate capital expenditures of between approximately $150 million and $170 million during the next 12 months, which includes the construction costs of facilities on our recently purchased land located in Pleasanton, California as well as other global facilities and equipment to be used for manufacturing and research and development. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, the impacts of the COVID-19 pandemic including any resurgences, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, and the introduction of new products. We take a long-term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, real estate, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We are continuing to review opportunities that meet our long-term growth objectives.
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
The COVID-19 pandemic has negatively impacted the global economy, resulted in the closure of many of our customers’ facilities, disrupted global supply chains and created significant volatility and disruption of financial markets. While certain of our customers' labs began to re-open in June 2020 and continued to re-open during the second half of 2020 and into the first half of 2021, some of those labs are still not yet fully operational and some labs in certain geographic locations have paused plans to reopen, closed again after periods of reopening, or are unable to operate at full capacity due to the COVID-19 pandemic including resurgences in some localities, and an extended period of economic disruption and closure, on-going limitations on operations at customer facilities or closures of our customers’ labs could materially affect our business, results of operations, financial condition and access to sources of liquidity. While many of our customers' laboratory operations returned to near-normal levels during the second quarter, we have observed subsequent to quarter-end the reinstatement of COVID-19 related protocols and restrictions which could affect some of our customers' operations. The situation is increasingly uncertain and to the extent that reinstated protocols or increased restrictions impact our customers' ability to progress through their experiments, our business could be negatively impacted in the third quarter of 2021 and beyond. We will continue to monitor the development and control of the COVID-19 pandemic and while the situation remains uncertain, we intend to continue to invest in research and development activities and other initiatives while the COVID-19 pandemic is brought under control including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
Sources of liquidity
Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales of our products and the incurrence of indebtedness. In September 2019, we completed our IPO for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions of $37.7 million. In September 2020, we completed our follow-on public offering for aggregate proceeds of $482.3 million, after deducting offering costs, underwriting discounts and commissions of $23.8 million.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(962)	$(32,094)
Investing activities	(58,884)	(14,818)
Financing activities	19,711	(25,768)
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	199	(123)
Net decrease in cash, cash equivalents, and restricted cash	$(39,936)	$(72,803)
Operating activities
The net cash used in operating activities of $1.0 million for the six months ended June 30, 2021 was due primarily to a net loss of $22.6 million, net cash outflow from changes in operating assets and liabilities of $35.2 million, partially offset by adjustments for stock-based compensation expense of $43.1 million, depreciation and amortization of $9.6 million and amortization of leased right-of-use assets of $4.0 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued contingent liabilities of $14.7 million arising from the settlement of the Bio-Rad Actions litigation (see Note 6 to condensed consolidated financial statements, Commitments and Contingencies, The 2021 Bio-Rad Settlement And Patent Cross License Agreement, for further details), an increase in inventory of $14.2 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, an increase in accounts receivable of $7.8 million due to timing of collections, a decrease in accrued expenses and other current liabilities of $6.5 million due to the timing of payments including license fees, a decrease in other noncurrent liabilities of $4.3 million, an increase in prepaid expenses and other current assets of $1.1 million and a decrease of $3.2 million due to payment of operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $9.7 million due to timing of vendor payments and an increase in accrued compensation and other related benefits of $5.7 million.
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
Investing activities
The net cash used in investing activities of $58.9 million in the six months ended June 30, 2021 was due to purchases of property and equipment of $53.4 million including the purchase of land for $28.1 million and cash paid for the acquisition of Tetramer Shop of $5.5 million.
The net cash used in investing activities of $14.8 million in the six months ended June 30, 2020 was due to purchases of property and equipment.
Financing activities
The net cash provided by financing activities of $19.7 million in the six months ended June 30, 2021 was primarily from proceeds of $24.7 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.0 million.
The net cash used in financing activities of $25.8 million in the six months ended June 30, 2020 was primarily due to the use of $31.3 million in connection with loan principal payments including the early repayment of the term loan under the Loan and Security Agreement (including fees in connection with the early repayment of the term loan) and payments on financing arrangements of $5.8 million, partially offset by proceeds of $11.3 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10x Genomics, Inc.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving commercial disputes, competition, intellectual property disputes and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability or our acquisitions, securities issuances or our business practices, including public disclosures about our business. Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. In the past, third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We have been involved in multiple patent litigation matters and other proceedings in the past and we expect that given the litigious history of our industry and the high profile of operating as a public company, third parties may claim that our products infringe their intellectual property rights. We have also initiated litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Amongst other matters, we are currently or recently have been involved in the following litigation matters and other proceedings:
The 2021 Bio-Rad Settlement And Patent Cross License Agreement
We and Bio-Rad Laboratories, Inc. (“Bio-Rad”) were previously engaged in litigation and other proceedings relating to substantially all of our Chromium products, including our legacy GEM products and Next GEM products and multiple Bio-Rad products, in multiple jurisdictions and forums around the world (the "Bio-Rad Actions"). On July 26, 2021, we entered into a Settlement and Patent Cross License Agreement (the “Agreement”) with Bio-Rad resolving all outstanding litigation and other proceedings between the two companies across all jurisdictions around the world and dismissing all infringement claims with prejudice.

Pursuant to the terms of the Agreement, we and Bio-Rad granted each other a non-exclusive, worldwide, royalty-bearing license to develop products and services related to single cell analysis. The cross license excludes spatial and In Situ products. It also excludes digital PCR products in our case. The term of the Agreement is for the life of the licensed patents. We and Bio-Rad have agreed not to sue each other on licensed products and licensed services on other patents owned or exclusively licensed by each company. The companies have agreed that each company’s patents are owned by each respective company.

Each company shall pay to the other royalties from licensed products and licensed services through 2030. We previously accrued $44.8 million in royalties and interest between November 14, 2018 and March 31, 2021 related to sales of our GEM products as a result of the litigation with Bio-Rad. Pursuant to the Agreement, we shall pay Bio-Rad $29.4 million in royalties and interest related to the sales of such GEM products between November 14, 2018 and March 31, 2021. As a result, in connection with the Agreement we reversed $15.4 million in accrued royalties and interest to our financial statements in the second quarter of 2021.
The Nanostring Action

On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219. On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607.

On July 1, 2021, Nanostring filed a motion to dismiss. Briefing is in progress and no hearing has been scheduled. Discovery has not yet commenced and no case schedule has been set.
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
•The COVID-19 pandemic and its impact on our customers and suppliers as well as on our operations;
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
Risks related to our intellectual property, information technology and data security:
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
Risks related to litigation and our intellectual property:
•Our potential involvement in lawsuits which would require us to pay significant damages or prevent us from selling our products;
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
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium and Visium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon purchasing patterns across our customer base, the ability of customers to access labs and conduct research in light of the COVID-19 pandemic, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
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
•changes in, availability of or interruptions to funding or other incentives for our customers, including VAT and import tax exemptions available or potentially available to certain of our customers in China, including administrative or other delays in funding or incentive award processes, changes in the amount of funds or other incentives allocated to different areas of research, changes that have the effect of increasing the length of the funding or incentive award process or the impact of the COVID-19 pandemic on our customers and potential customers and their sources of funding or other incentives;
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

The extent of the impacts of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, resurgences, local, state, national and global vaccination efforts, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to affect all of the countries and territories in which our products are developed, made, manufactured, distributed or sold. Third parties in many of these markets have implemented numerous measures to stall the spread and reduce the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted and continue to impact us, our employees, customers, contract manufacturers, distributors, partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are developed, made, manufactured, distributed or sold are in varying stages of restrictions, re-opening and closing to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how the effects of the pandemic, including current and future health and safety measures implemented in response to the pandemic, will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), further impact our ability to perform research and development, manufacturing, and shipping of our products, how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased expenses to implement additional measures to ensure the health and safety of our workforce. In addition, measures that impact our ability to access our facilities may continue to impact the availability of our employees, some of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, research and development, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions, including as a result of increased demand for certain products, can materially impair our ability to develop, make, manufacture, distribute or sell our products.

If the operations of our suppliers or our customers' suppliers are impacted by the COVID-19 pandemic, we may not be able to source the necessary equipment, components and materials to build our products in sufficient quantities to meet demand or our customers may not be able to source the materials they need to use our products. Further, the COVID-19 pandemic has increased the demand for testing globally. This increased demand for testing has impacted, and may continue to impact, our ability and our customers' ability to source equipment, components and materials used in our products or our customers' facilities that are also needed for COVID-19 testing. The risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory. Additionally, the risk that our customers may not be able to source the materials they need to use our products may require that we redesign, or attempt to redesign, certain of our products in order to facilitate our customers' experiments, and such redesigns or attempts to redesign may not be successful.

Compliance with governmental or other measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines and other penalties, any of which can adversely affect our business. In addition, while some of our workforce has returned to our offices and resumed onsite work, the COVID-19 pandemic has resulted in a large percentage of our employees working remotely, which has amplified certain risks to our business and may do so again as resurgences of COVID-19 or other circumstances may result in a return to remote work for some or all of our employees. For example, the increase in remote work has increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic and led to an increase in the number of points of potential exposure, such as laptops and mobile devices, to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

Public concern regarding the risk of contracting COVID-19 may impact demand from customers. Even as governmental restrictions are lifted and economies gradually re-open, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect customer behavior and resurgences of COVID-19 could amplify such impacts. In addition, changes in customer purchasing patterns may increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters. In addition, some researchers who would be running experiments using our platforms have instead shifted their resources to COVID-19 experimentation. Furthermore, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies.

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
We do not have long-term contracts with our suppliers for the significant majority of the services, equipment, materials and components we use for the manufacture and delivery of our products. In certain cases, we also rely on single suppliers for all of our requirements for some of our equipment, materials or components. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. In addition, we cannot be sure that we will be able to obtain equipment, materials or components on satisfactory terms. Any increase in equipment, material and component costs or decrease in availability could reduce our sales and harm our gross margins.
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
•differences in purchasing patterns across our customer base, including potential differences in consumables spending between early adopters of our solutions and more recent customers and variances in rates of increase of consumables spending following new instrument purchases, some of which may be compounded by impacts of the COVID-19 pandemic;
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
•our ability to successfully manufacture our instruments and consumables;
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
•the timing and amount of expenditures that we may incur to acquire, develop or commercialize additional products and technologies or for other purposes;
•changes in governmental funding of life sciences research and development or changes that impact budgets, budget cycles or seasonal spending patterns of our customers;
•future accounting pronouncements or changes in our accounting policies;
•the outcome of any current or future litigation or governmental investigations involving us, our industry or both;
•difficulties encountered by our commercial carriers in delivering our instruments or consumables, whether as a result of external factors such as weather or internal issues such as labor disputes;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;
•higher than anticipated warranty costs;
•expenses related to our facilities and real estate portfolio, including our leases and owned land;
•the impacts of infectious disease, epidemics, pandemics, outbreaks and resurgences, including the effects of the COVID-19 pandemic, on our business operations and on the business operations of our customers, manufacturers and suppliers; and
•the other factors described in this “Risk Factors” section.
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
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues (including issues stemming from the COVID-19 pandemic) could result in our inability to supply our products to our customers, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, the COVID-19 pandemic has disrupted air and other travel in the United States and globally. Such disruptions could reduce or eliminate our ability to receive components or supply our customers. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks and resurgences, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California and Singapore facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. In many cases, the consumables we manufacture are bundled with products or components that we source from third parties and assemble, package and perform quality assurance testing at our Pleasanton facilities. Our Chromium instruments are manufactured by our third-party manufacturers at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. While customer complaints regarding defects in our products and consumables have historically been low, our customers have experienced quality control and manufacturing defects in the past. For example, a manufacturing defect in certain of our Chromium Controllers resulted in an unacceptable level of LCD screen failures and we launched a free replacement program in 2018 to allow customers to replace affected LCD screens as a result. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that meet our requirements or our customers' expectations. Certain of our consumables are subjected to a shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or their facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In addition, as we increase manufacturing capacity, we will also need to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We will also need additional equipment, manufacturing and warehouse space and trained personnel to process higher volumes of products. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Pleasanton, California and Singapore locations is complicated by the use of our proprietary equipment that is not readily available from third-party manufacturers.
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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $11.1 million and $40.2 million for the three months ended June 30, 2021 and 2020, respectively. We also incurred net losses of $22.6 million and $61.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $827.7 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, stock option exercises and purchases under our 2019 Employee Stock Purchase Plan, the sale of Class A common stock in our IPO and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, customer closures and other impacts stemming from the COVID-19 pandemic, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.
Our industry is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition. We currently compete with both established and early-stage companies that design, manufacture and market instruments, consumables and software for, among other applications, genomics, single cell analysis, spatial analysis, In Situ analysis and immunology. We believe our competitors include Becton, Dickinson and Company and Nanostring Technologies, Inc., each of which has products that compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies. Many of these companies have announced plans to introduce products that compete with our single cell, spatial and future In Situ platforms.
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
We currently generate substantially all of our revenue from the sale of our Chromium instruments, which we refer to as “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” In particular, we are dependent upon revenue generated from sales of our Single Cell Gene Expression consumables. There can be no assurance that we will be able to design future products, particularly non-Chromium product lines, that will meet the expectations of our customers or that our future products will become commercially viable. As technologies change in the future for research equipment in general and in genomics solutions specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling non-Chromium products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that sales of our instruments will increase workflows for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize so will the related consumable sales and associated revenue. Our sales expectations are based in part on the continued success of our existing solutions and the future success of new products we launch. If our new products fail to achieve sufficient market acceptance or sales of our existing products decrease, our consumables revenue could be materially and adversely impacted.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. We pre-announce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product. In addition, the COVID-19 pandemic has made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory. Further, differences in purchasing patterns across our customer base, including potential differences in consumables spending between early adopters of our solutions and more recent customers and variances in rates of increase of consumables spending following new instrument purchases, some of which may be compounded by impacts of the COVID-19 pandemic, could negatively impact our ability to accurately forecast demand.
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
Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our employees and partners could decrease the effectiveness of our commercial organization and adversely affect our business and operating results. Additionally, while on-site and other in-person sales and marketing and customer service activities previously restricted or eliminated due to COVID-19 have begun to resume, our commercial organization’s ability to participate in on-site or other in-person sales and marketing or customer service activities, including participation in trade shows and other in-person events, or on-site installation of our products, have been and continue to be restricted due to the impacts of the COVID-19 pandemic and such activities may be further restricted or eliminated in the future, including due to outbreaks or resurgences. The effectiveness of our commercial organization may be decreased and our business and operating results may be materially and adversely affected as a result.
We may not be able to develop new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business and operating results.
Our success depends on our ability to develop new products and applications for our technology while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. Such success is dependent upon several factors, including functionality, competitive pricing and integration with existing and emerging technologies. New technologies, techniques or products could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products. Current and potential customers for our current and future products, including customers interested in genomics, single cell analysis, spatial analysis or In Situ solutions, are accustomed to rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Due to the significant lead time involved in bringing a new product to market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the biological analytes that researchers will want to measure, the appropriate method of measuring such analytes, how researchers intend to use the resulting data and the scope and type of data that will be most useful to researchers. As a result, it is possible that we may introduce a new product that uses technologies or methods of analysis that have been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, targets biological analytes or produces data that provides less utility to researchers than previously thought or otherwise is not competitive at the time of launch. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Our ability to mitigate downward pressure on our selling prices will be dependent upon our ability to maintain or increase the value we offer to researchers. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition or results of operations.
Because our solutions are used with other products, such as sequencers, to conduct an experiment, we also expect to face competition from these complementary products, either directly or indirectly, as researchers and labs look to reduce the total cost of any given experiment. For example, if a sequencer manufacturer was successful in vertically integrating their product to provide functionality equivalent to our instruments, they would likely be able to deliver a solution that is capable of running comparable experiments with a total experiment cost that is significantly less than the cost of running such experiments using our products together with third-party sequencers. Conversely, if genome sequencing falls out of favor as a preferred approach for genomic research, whether through the development of alternative solutions or real or perceived problems with sequencing itself or if our products are not compatible with sequencers used by our customers or potential customers, the utility of our products could be significantly impacted. It is critical to our success that we anticipate changes such as these in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
We have experienced rapid growth in recent periods. This growth and our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions each in 2018 and 2020 and one more in January 2021, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,053 employees as of June 30, 2021. As we have grown, our employees have become more geographically dispersed. We currently serve thousands of researchers in many countries and plan to continue to expand to new non-United States jurisdictions as part of our growth strategy which will lead to increased dispersion of our employees. As a public company, our management and other personnel must devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of certain of our employees working from home. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
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
The sizes of the market for our solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our solutions.
The demand for genomics products is new and evolving, making it difficult to predict with any accuracy the total potential demand for our current and future solutions. Our estimates of the annual total addressable market for our current and future solutions are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that: (a) researchers seeking life sciences research tools and technologies will view our solutions as competitive alternatives to, or better options than, such existing tools and technologies; (b) researchers who already own such existing tools and technologies will recognize the ability of our solutions to complement, enhance and enable new applications of their current tools and technologies and find the value proposition offered by our solutions convincing enough to purchase our solutions in addition to the tools and technologies they already own; and (c) the trends we have seen among our customers with respect to placements of our instruments are representative of the broader demand. Underlying each of these expectations are a number of estimates and assumptions, including the assumption that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our solutions.
In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new areas in which we have limited or no experience, such as the sale of our solutions to biopharmaceutical customers. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and In Situ technologies in the future. Sales of new or existing solutions into new opportunities may take several years to develop and mature and we cannot be certain that these opportunities will develop as we expect. For example, new life sciences technology is often not adopted until a sufficient amount of research conducted using such technology has been published in peer-reviewed publications. Because there can be a considerable delay between the launch of a new life sciences product and publication of research using such product, new life sciences products do not generally contribute a meaningful amount of revenue in the year they are introduced. In certain situations, new life sciences technology, even if sufficiently covered in peer-

reviewed publications, may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new products are even more difficult to predict.
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
The future growth of our current and future solutions depends on many factors beyond our control, including recognition and acceptance of our solutions by the scientific community as best practice and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If demand for our current and future solutions are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected. Additionally, impacts stemming from the COVID-19 pandemic have and may continue to limit demand for our solutions for the foreseeable future.
Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.
In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics, including our instrument installed base and consumable pull-through per instrument, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We define the instrument installed base as the cumulative number of instruments sold since inception and define consumable pull-through per instrument as the total consumables revenue in the relevant period divided by the average instrument installed base during that period. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new products. For example, we expect that our expansion into new markets, adoption by new customers who may not have the same financial resources to devote to consumable purchases as our existing customer base and differences in purchasing patterns across our customer base, including potential differences in consumables spending between early adopters of our solutions and more recent customers and variances in rates of increase of consumables spending following new instrument purchases, some of which may be compounded by impacts of the COVID-19 pandemic, could negatively impact revenue and adversely impact our pull-through figures. Instrument installed base and pull-through per instrument also do not accurately reflect information relating to customers who purchase consumables but do not own an instrument, whom we refer to as “halo users.” Halo users and the introduction of consumables that may not use instruments, such as our Visium solution, or instruments that are expected to use a greater amount of consumables, such as our Chromium Connect and Chromium X Series instruments, could reduce the utility of our consumable pull-through per instrument metric and make it difficult to compare such figures over time. Moreover, we expect some of our halo users to purchase instruments of their own which would decrease the consumables sold per instrument and therefore decrease our annual consumable pull-through per instrument. Though we expect the introduction of enhanced features and additional solutions on our Chromium instrument to increase consumable pull-through per instrument on a long term basis and to offset any such declines, there are no assurances we will be successful in doing so and placement of new instruments without immediate corresponding increases in consumables purchases has the effect of reducing consumable pull-through in the short term. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business grows and we introduce new products, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
The COVID-19 pandemic may impact historical trends and the comparability of certain of the key business metrics over time. For example, the COVID-19 pandemic may (i) cause halo users to delay purchases of their own instruments, which could positively impact or prevent a decline in our consumables pull-through per instrument metrics, (ii) lead to a general reduction in consumables spending, which could negatively impact our consumables pull-through per instrument metrics, (iii) cause purchasers of new instruments to ramp up purchases of consumables more slowly than such purchasers would do otherwise, negatively impacting our consumables pull-through per instrument metrics or (iv) cause a general decrease in the rate of growth of our instrument installed base.
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development programs could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.

The manufacturing process for our Chromium Controller and Chromium X Series instruments takes place at our third-party manufacturer’s facilities in Singapore and the manufacturing process for our Chromium Connect instrument takes place at our third-party manufacturer’s facilities in Nevada. The majority of our consumables are manufactured at our facilities in Pleasanton, California and Singapore using proprietary equipment. Certain raw materials, such as oligonucleotides and enzymes, are custom manufactured by outside partners. We periodically review the manufacturing capacity of our consumables and we expect to manufacture an increasing amount of consumables in-house. Our Pleasanton facilities also house the majority of our research and development and quality assurance teams. Our Chromium Connect is manufactured by our partner at their facility. The facilities and the equipment we and our third-party manufacturers use to manufacture our instruments and consumables and that we use in our research and development programs would be costly to replace and could require substantial lead times to repair or replace.
Our facilities in Pleasanton and Singapore are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, power loss, conflict, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable for any reason, including due to the impacts of the COVID-19 pandemic, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities while shelter-in-place or other COVID-19-related measures remain in place or if new shelter-in-place or other COVID-19-related measures are implemented in the future. Additionally, potential impacts of the COVID-19 pandemic on the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
Costs, delays or other factors related to our facilities and real estate portfolio could adversely impact our business.
We plan to expand our facilities in Pleasanton, California and in other locations where we operate or may operate in the future. For example, we are currently engaged in a project to construct new facilities on land we own located in Pleasanton, California. We believe that maintaining our existing facilities and opening new facilities is necessary to maintain and expand our operations. Our ability to maintain our existing facilities, build out new or existing facilities and open new operating facilities depends on our ability to identify attractive locations, negotiate leases or real estate purchase agreements and other agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. We may not have the level of cash flow or financing necessary to support our expansion strategy. Additionally, our proposed facilities projects may increase demands on our operational, managerial and administrative resources. Costs, delays or other factors related to our facilities and real estate portfolio, including our project to construct new facilities on land we own located in Pleasanton, California or any failure to adequately maintain our current facilities, may adversely impact our business results and financial condition.
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
We use a broad range of materials and supplies, including metals, chemicals and other electronic components, in our products. A significant disruption in the supply of these materials, including disruptions stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, conflict, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
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
Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, how to determine which of our other products may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products such as our Chromium X Series, Chromium Connect, Single Cell Multiome ATAC+Gene Expression solution, Targeted Gene Expression solution, Visium Spatial Proteomics solution and Visium Spatial Gene Expression for FFPE solution and enhance existing products, we expect utilization of our customer service teams to increase. In particular, the introduction of new or improved products that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such products correctly and efficiently. While we have developed significant resources for remote training, including an extensive library of online videos, we may need to rely more on these resources for future customer training or we may experience increased expenses to enhance our online and remote solutions, particularly due to the impacts of the COVID-19 pandemic. If our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.

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
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Dr. Saxonov, our Chief Executive Officer and one of our co-founders, and Dr. Hindson, our Chief Scientific Officer, President and one of our co-founders, are critical to our vision, strategic direction, culture and products. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. Additionally, some of our employees are working from home due to the COVID-19 pandemic and additional employees may return to remote work in the future. Because of the challenges of working from home, including collaborating with and managing employees, it may take significant time before our teams can achieve full productivity again, if at all, and it may take significantly longer for new hires to achieve full productivity, if at all.
Our continued growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. Many of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area, we expect to continue to rely on foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. The typical immigration and visa procedures of the United States have been impacted by COVID-19 and may be further impacted in the future, and our current or future employees may be negatively affected by delays, disruptions or changes in United States immigration policies. Past United States administrations have made restricting immigration and reforming the work visa process a priority and these efforts may adversely affect our ability to find qualified personnel.
We do not maintain key person life insurance for any of our employees nor have we entered into fixed term contracts with almost any of our employees. As a result, almost any of our employees could leave our company with little or no prior notice and would be free to work for a competitor. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Additionally, while we are committed to maintaining a safe workplace and to support our personnel through the COVID-19 pandemic, the health and safety of our personnel may be impacted by COVID-19 and our operating results and growth prospects could be materially harmed as a result. Further, while our Pleasanton facilities have been designated an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, we may face civil liability if any of our employees contracts COVID-19 while performing his or her job on site or is otherwise negatively impacted by the COVID-19 pandemic.
Investments and acquisitions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
In 2018, we acquired Epinomics, Inc., an epigenetics company based in California, and Spatial Transcriptomics Holdings AB, a spatial analysis company based in Sweden. In 2020, we acquired CartaNA, an In Situ company based in Sweden and ReadCoor, an In Situ company based in Massachusetts. In January 2021, we acquired Tetramer Shop, a reagent company based in Denmark. We believe we are successfully integrating the technologies acquired from those companies into our business, but the long-term success of these acquisitions is not guaranteed. We regularly review investment, acquisition and technology licensing opportunities, and we may invest in or acquire additional real estate or additional businesses and legal entities to add specialized employees, products or technologies as well as pursue technology licenses or investments in complementary businesses. Our previous acquisitions and any future transactions could be material to our financial condition and operating results and expose us to many risks, including:
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
•disruption in our relationships with customers, distributors, manufacturers, suppliers or other third parties as a result of such a transaction;
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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Additionally, impacts of the COVID-19 pandemic could cause unpredictable temporary or permanent fluctuations in seasonal or cyclical variations as in the second quarter of 2020 in which widespread shutdowns caused a significant decrease in our revenue.
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
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. Certain of our consumables are perishable and must be kept below certain temperatures. As such, we ship certain of our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to labor disruptions, bad weather, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks and resurgences, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. While we work with customers to replace any consumables that are impacted by delivery disruptions, our reputation and our business may be adversely impacted even if we replace perished consumables free of charge. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
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
We are subject to certain United States government regulations because we have licensed technologies that were developed with United States government grants. Such licensed technologies are used, for example, in a substantial majority of our consumables. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights (“march-in rights”) which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third-party designated by such agency. The exercise of march-in rights or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. As of June 30, 2021, all of our products embodying licensed technology subject to march-in rights were manufactured in the United States. While we do not expect to move manufacturing of these products to facilities located outside of the United States, we cannot assure investors that such products will always be manufactured in the United States or that the applicable government agency would grant a waiver of such requirement. These restrictions may limit our ability to manufacture our products in geographies where it may be more economically favorable to do so which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the three and six months ended June 30, 2021 and 2020, approximately 43% and 47%, and 53% and 48%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
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
•deterioration of political relations between the United States and Canada, China, the United Kingdom, the European Union or other nations or political organizations, which could have a material adverse effect on our sales and operations in these countries;
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
•natural disasters, infectious diseases, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events;
•increased financial accounting and reporting burdens and complexities; and
•significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”).
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
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the six months ended June 30, 2021 and twelve months ended December 31, 2020, approximately 16% and 16%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge foreign currency exposures.

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
We implemented a new company-wide enterprise resource planning (“ERP”) system in 2020 to handle the business and financial processes within our operations, manufacturing and corporate functions. While we successfully implemented the new ERP system effective July 1, 2020, we continue to add new modules to our ERP system and may experience operating problems with the ERP system or the ERP system and the associated process changes may not give rise to the benefits that we expect. If the system does not operate as intended or if the benefits we expect to receive from our new ERP system do not materialize, our business, results of operations and internal controls over financial reporting could be adversely affected.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly revised the Code. This federal income tax law contains significant changes to corporate taxation. In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have completed our evaluation of the overall impact of this recent interpretation of German law and our evaluation of the overall impact of TCJA on our effective tax rate and balance sheet through June 30, 2021 and have reflected the amounts in our financial statements for the quarter ended June 30, 2021.
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
In the United States, California enacted the CCPA, which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. In addition, in November 2020, Californians approved Proposition 24, that was also known as the California Privacy Rights Act (the "CPRA"). The CPRA modifies and expands the CCPA and established a new California Privacy Protection Agency. While the CPRA extended the current CCPA exemption of employment and business-to-business data until January 1, 2023, it also established January 1, 2023 as the new compliance date for most of the other substantive provisions that companies doing business in California must be prepared to meet. In addition to applying to businesses that buy and sell personal information the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of "sensitive personal information" that includes, genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals' rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA's three-year compliance roll-out and the impact it will have on us and others in our industry, however, we expect to incur increased compliance costs and may be subject to increased potential liability in the event we fail to comply. Similar privacy and data protection laws have also been proposed in other states and at the federal level.
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
Risks related to litigation and our intellectual property
We have been, and could again become, involved in significant litigation which has consumed, and could again consume, significant resources and management time and adverse resolution such litigation could require us to pay significant damages, and prevent us from selling our products, which would severely adversely impact our business, financial condition or results of operations.
Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. In the past, third parties have asserted, and may in the future assert, that our products infringe patents that they have obtained and may in the future obtain. We have incurred and could again incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any such claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against such claims could have an adverse impact on our business, financial condition or results of operations. Furthermore, parties making claims against us have obtained, are currently seeking, and may in the future be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, market or sell products or services and in the past have resulted, and could in the future result, in the award of substantial damages against us. In the event of a successful infringement claim against us, we may be required to pay damages and obtain one or more licenses from third parties or be prohibited from selling certain products or services. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, earnings per share or other financial metrics. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products and the prohibition of sale of any of our products or services could adversely affect our ability to grow or achieve or maintain profitability. Regardless of merit or eventual outcome, lawsuits brought against us may result in decreased demand for our products, injury to our reputation and increased insurance costs.
We have been involved in multiple patent litigation matters in the past and we expect that given the litigious history of our industry and the high profile of operating as a public company, third parties may claim that our products infringe their intellectual property rights. Our success depends in part on our ability to defend ourselves against such claims and maintain the validity of our patents and other proprietary rights.

We are involved in lawsuits to protect, enforce or defend our patents and other intellectual property rights, which are expensive, time consuming and could ultimately be unsuccessful.
On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219. On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607.

On July 1, 2021, Nanostring filed a motion to dismiss. Briefing is in progress and no hearing has been scheduled. Discovery has not yet commenced and no case schedule has been set.
In addition to the litigation against Nanostring discussed above, we are currently and may in the future be a party to other litigation or legal proceedings protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Worldwide we own or exclusively license 421 issued or allowed patents and 729 pending patent applications as of June 30, 2021. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property. It is our general policy not to license our patents but to protect our sole right to own and practice our patents.

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
We also seek trademark registration to protect key trademarks such as our 10X, 10X GENOMICS, CHROMIUM and VISIUM marks, however, we have not yet registered all of our trademarks in all of our current and potential markets. If we apply to register these trademarks, our applications may not be allowed for registration and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.
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
•natural disasters, infectious diseases, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events; and

•the other factors described in this “Risk Factors” section.
In recent years, stock markets in general, and the market for life sciences technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, when the market price of a stock has been volatile, securities litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of October 18, 2018, by and among the Registrant and the other parties thereto.	S-1	333-233361	4.1	8/19/2019
4.2	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-39035	10.1	6/1/2021
10.2	Third Amendment to Lease Agreement, dated June 10, 2021, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	8-K	001-39035	10.1	6/15/2021
10.3	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

10x Genomics, Inc.

Date: August 6, 2021	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)