Form 10-Q
period 2021-09-30
10x Genomics, Inc.
filed 2021-11-05
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 31, 2021, the registrant had 91,585,992 shares of Class A common stock, $0.00001 par value per share, outstanding and 20,121,465 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources and business outlook, future events, business conditions, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$600,440	$663,603
Restricted cash	28	16,567
Accounts receivable, net	78,430	51,208
Inventory	51,141	29,959
Prepaid expenses and other current assets	14,065	13,029
Total current assets	744,104	774,366
Property and equipment, net	142,589	72,840
Restricted cash	8,597	8,474
Operating lease right-of-use assets	60,715	46,983
Goodwill	4,511	—
Other non-current assets	30,056	26,678
Total assets	$990,572	$929,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,037	$4,709
Accrued compensation and related benefits	27,182	15,383
Accrued expenses and other current liabilities	46,187	43,453
Deferred revenue	5,505	4,472
Operating lease liabilities	4,464	5,936
Accrued contingent liabilities	—	44,173
Total current liabilities	100,375	118,126
Accrued license fee, noncurrent	5,814	11,171
Operating lease liabilities, noncurrent	75,735	57,042
Other noncurrent liabilities	8,427	3,930
Total liabilities	190,351	190,269
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,644,897	1,544,218
Accumulated deficit	(844,872)	(805,098)
Accumulated other comprehensive gain (loss)	194	(50)
Total stockholders’ equity	800,221	739,072
Total liabilities and stockholders’ equity	$990,572	$929,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$125,297	$71,817	$346,960	$186,627
Cost of revenue	24,518	14,411	46,493	39,571
Gross profit	100,779	57,406	300,467	147,056
Operating expenses:
Research and development	54,582	30,143	149,867	83,670
In-process research and development	—	40,637	—	40,637
Selling, general and administrative	62,076	51,549	187,683	146,352
Accrued contingent liabilities	—	332	(660)	956
Total operating expenses	116,658	122,661	336,890	271,615
Loss from operations	(15,879)	(65,255)	(36,423)	(124,559)
Other income (expense):
Interest income	49	28	157	1,471
Interest expense	(219)	(397)	(649)	(1,365)
Other (expense) income, net	(599)	361	(807)	121
Loss on extinguishment of debt	—	—	—	(1,521)
Total other expense	(769)	(8)	(1,299)	(1,294)
Loss before provision for income taxes	(16,648)	(65,263)	(37,722)	(125,853)
Provision for income taxes	523	585	2,052	1,305
Net loss	$(17,171)	$(65,848)	$(39,774)	$(127,158)
Other comprehensive income:
Foreign currency translation adjustment	136	(366)	244	(6)
Comprehensive loss	$(17,035)	$(66,214)	$(39,530)	$(127,164)
Net loss per share, basic and diluted	$(0.15)	$(0.65)	$(0.36)	$(1.28)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	110,874,249	101,341,945	109,826,104	99,058,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
Issuance of Class A common stock related to equity awards	1,102,618	—	8,546	—	—	8,546
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	16,253	—	—	16,253
Net loss	—	—	—	(11,551)	—	(11,551)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2021	109,588,527	2	1,569,059	(816,649)	48	752,460
Issuance of Class A common stock related to equity awards	1,151,392	—	16,194	—	—	16,194
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	26,932	—	—	26,932
Net loss	—	—	—	(11,052)	—	(11,052)
Other comprehensive income	—	—	—	—	10	10
Balance as of June 30, 2021	110,739,919	2	1,612,227	(827,701)	58	784,586
Issuance of Class A common stock related to equity awards	797,529	—	6,682	—	—	6,682
Vesting of shares subject to repurchase, including early exercised options	—	—	38	—	—	38
Stock-based compensation	—	—	25,950	—	—	25,950
Net loss	—	—	—	(17,171)	—	(17,171)
Other comprehensive income	—	—	—	—	136	136
Balance as of September 30, 2021	111,537,448	$2	$1,644,897	$(844,872)	$194	$800,221
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	96,241,596	$2	$682,494	$(262,367)	$(46)	$420,083
Issuance of Class A common stock related to equity awards	1,903,612	—	3,283	—	—	3,283
Vesting of shares subject to repurchase, including early exercised options	—	—	122	—	—	122
Stock-based compensation	—	—	6,718	—	—	6,718
Net loss	—	—	—	(21,143)	—	(21,143)
Other comprehensive income	—	—	—	—	5	5
Balance as of March 31, 2020	98,145,208	2	692,617	(283,510)	(41)	409,068
Issuance of Class A common stock related to equity awards	2,113,974	—	8,051	—	—	8,051
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	13,920	—	—	13,920
Net loss	—	—	—	(40,167)	—	(40,167)
Other comprehensive income	—	—	—	—	355	355
Balance as of June 30, 2020	100,259,182	2	714,630	(323,677)	314	391,269
Sale of Class A common stock	4,600,000	—	482,279	—	—	482,279
Issuance of Class A common stock related to equity awards	740,794	—	3,920	—	—	3,920
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	13,784	—	—	13,784
Net loss	—	—	—	(65,848)	—	(65,848)
Other comprehensive loss	—	—	—	—	(366)	(366)
Balance as of September 30, 2020	105,599,976	$2	$1,214,655	$(389,525)	$(52)	$825,080
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(39,774)	$(127,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,337	10,094
Stock-based compensation expense	69,058	34,357
Loss on disposal of property and equipment	66	—
Loss on extinguishment of debt	—	1,521
Accretion of discount on term loan	—	17
Amortization of right-of-use assets	5,593	3,511
Changes in operating assets and liabilities:
Accounts receivable	(27,216)	(2,654)
Inventory	(21,349)	(9,848)
Prepaid expenses and other current assets	(1,220)	(3,363)
Other assets	348	(2,574)
Accounts payable	12,191	(3,307)
Accrued compensation and other related benefits	11,868	(1,286)
Deferred revenue	1,221	898
Accrued contingent liabilities	(44,173)	8,900
Accrued expenses and other current liabilities	(2,545)	9,464
Operating lease liability	(2,498)	(3,093)
Other noncurrent liabilities	(4,085)	(3,202)
Net cash used in operating activities	(27,178)	(87,723)
Investing activities:
Acquisition of intangible assets	—	(801)
Acquisition of business, net of cash acquired	(5,451)	—
Purchases of property and equipment	(73,660)	(15,327)
Net cash used in investing activities	(79,111)	(16,128)
Financing activities:
Payments on financing arrangement	(5,028)	(5,846)
Payments on term loans	—	(31,256)
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	483,047
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	31,422	15,255
Net cash provided by financing activities	26,394	461,200
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	316	(144)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(79,579)	357,205
Cash, cash equivalents, and restricted cash at beginning of period	688,644	476,493
Cash, cash equivalents, and restricted cash at end of period	$609,065	$833,698

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,222	$1,670
Cash paid for taxes	$8,318	$224

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$12,710	$14,183
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,566	$10,883
Contingent consideration payable from business acquisition	$1,536	$—
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$768
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
2.    Summary of Significant Accounting Policies
Fair Value of Financial Instruments
Cash and cash equivalents are comprised of money market funds and cash which are classified as Level 1 in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the Company held $548.0 million and $600.9 million in money market funds, respectively, with no unrealized gains or losses.
Revenue Recognition
The Company generates revenue from sales of products and services, and its products consist of instruments and consumables. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 45 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.

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
For the calculation of diluted net loss per share, basic net loss per share is adjusted by the effect of dilutive securities including awards under the Company’s equity compensation plans. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.
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
The acquisition was accounted for using the acquisition method of accounting, with Tetramer Shop treated as the acquiree. The acquired assets, including identified intangible assets, and liabilities were recorded at their respective fair values with an amount recorded to goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The fair values assigned to the assets acquired and liabilities assumed were based on management’s assumptions as of the reporting date.
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
4.    Other Financial Statement Information
Inventory
Inventory was comprised of the following (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2021	December 31, 2020
Purchased materials	$25,995	$9,930
Work in progress	12,742	9,312
Finished goods	12,404	10,717
Inventory	$51,141	$29,959
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$35,692	$—
Laboratory equipment and machinery	42,017	30,010
Computer equipment and software	11,844	5,783
Furniture and fixtures	5,647	5,887
Leasehold improvements	52,941	42,068
Construction in progress	38,842	19,594
Total property and equipment	186,983	103,342
Less: accumulated depreciation and amortization	(44,394)	(30,502)
Property and equipment, net	$142,589	$72,840
Intangible Assets, Net
Intangible assets, net, which are recorded within other assets in the condensed consolidated balance sheets, consisted of the following (dollars in thousands):

	September 30, 2021				December 31, 2020
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	13.0	$22,504	$(3,123)	$19,381	13.7	$22,504	$(1,973)	$20,531
Developed technology	9.3	5,500	(413)	5,087	—	—	—	—
Customer relationships	3.0	945	(280)	665	3.9	805	(111)	694
Trademarks	0.1	204	(193)	11	0.9	204	(142)	62
Assembled workforce	4.0	1,128	(231)	897	4.8	1,128	(61)	1,067
Total intangible assets, net		$30,281	$(4,240)	$26,041		$24,641	$(2,287)	$22,354
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2021 (excluding the nine months ended September 30, 2021)	$645
2022	2,535
2023	2,506
2024	2,378
2025	2,214
Thereafter	15,763
Total	$26,041

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and related costs	$3,470	$2,506
Employee stock purchase program liability	3,567	1,258
Accrued bonus	12,200	5,058
Accrued commissions	3,001	3,038
Accrued acquisition-related compensation	2,968	2,213
Accrued vacation	1,287	1,035
Other	689	275
Accrued compensation and related benefits	$27,182	$15,383
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Accrued legal and related costs	$3,327	$5,704
Accrued license fee	5,999	6,198
Accrued purchase consideration	5,015	4,146
Accrued royalties for licensed technologies	4,143	3,160
Accrued property and equipment	12,515	2,983
Accrued professional services	5,400	3,137
Product warranties	824	399
Customer deposits	962	1,727
Taxes payable	3,300	8,649
Accrued lab supplies	1,875	1,506
Other	2,827	5,844
Accrued expenses and other current liabilities	$46,187	$43,453
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning of period	$399	$467
Amounts charged to cost of revenue	2,113	796
Repairs and replacements	(1,688)	(864)
End of period	$824	$399

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue and Deferred Revenue
As of September 30, 2021, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium instruments, was $7.3 million, of which approximately $5.4 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $7.3 million and $6.2 million as of September 30, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements. Revenue recorded during the three and nine months ended September 30, 2021 included $0.9 million and $3.4 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2020. Revenue recorded during the three and nine months ended September 30, 2020 included $0.7 million and $2.8 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2019.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Instruments	$17,121	$9,676	$45,123	$26,108
Consumables	106,117	60,557	296,342	156,149
Services	2,059	1,584	5,495	4,370
Total revenue	$125,297	$71,817	$346,960	$186,627
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$70,228	$42,363	$187,800	$102,356
Europe, Middle East and Africa	25,819	15,497	73,761	40,370
China	19,063	8,689	55,577	27,314
Asia-Pacific (excluding China)	10,187	5,268	29,822	16,587
Total revenue	$125,297	$71,817	$346,960	$186,627
Revenue for the United States, which is included in North America in the table above, was 55% and 57% of consolidated revenue for the three months ended September 30, 2021 and 2020, respectively, and 53% and 53% of consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively.
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
For the three and nine months ended September 30, 2021, the Company incurred $2.6 million and $7.9 million, respectively, of operating lease costs and $0.1 million and $0.5 million, respectively, of variable lease costs. For the three and nine months ended September 30, 2020, the Company incurred $2.1 million and $6.1 million, respectively, of operating lease costs and $19 thousand and $0.2 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2021 and 2020 was $4.6 million and $5.1 million and were included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.
Future net lease payments related to the Company’s operating lease liabilities as of September 30, 2021 is as follows (in thousands):

Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$464
2022	9,969
2023	11,637
2024	10,942
2025	11,152
Thereafter	59,746
Total lease payments	$103,910
Less: imputed interest	(23,711)
Present value of operating lease liabilities	$80,199
Operating lease liabilities, current	$4,464
Operating lease liabilities, noncurrent	$75,735
The following table summarizes additional information related to operating leases as of September 30, 2021:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term	7.6 years	8.4 years
Weighted-average discount rate	5.4%	4.5%
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The MLA consists of various lease components expected to commence on various dates between 2021 and 2023 and is expected to terminate on June 30, 2033 with total lease payments over the lease term expected to amount to approximately $60.8 million, net of a tenant improvement allowance of approximately $10.0 million to be received in 2021 and 2022. Approximately, $2.6 million of this allowance has been received as of September 30, 2021. Certain lease components of the MLA commenced on January 1, 2021 and July 1, 2021. Total undiscounted payments for leases commencing in fiscal years 2022 and 2023 will be $21.0 million and $14.0 million, respectively, with weighted-average expected lease terms of 12 years for 2022 and 11 years for 2023.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On April 30, 2021, the Company entered into a lease agreement to lease office building space of approximately 22,000 square feet in Stockholm, Sweden to accommodate its future growth requirements. The Company expects the lease term to commence in January 2022 for a five-year term and expects total lease payments over the lease term to amount to approximately $5.7 million.
The tables above do not include payments, lease term, or discount rates relating to any leases or lease components that have not yet commenced as of September 30, 2021. The Company will determine the classification for each lease component at the individual component's commencement date. All leases and lease components that have not yet commenced are expected to be classified as operating leases. Lease payments for leases not yet commenced as of September 30, 2021 is as follows (in thousands):

Lease payments for leases not yet Commenced
2021 (excluding the nine months ended September 30, 2021)	$—
2022	1,054
2023	2,855
2024	4,342
2025	4,179
Thereafter	28,270
Total undiscounted lease payments	$40,700
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
The 2021 Bio-Rad Settlement And Patent Cross License Agreement
Bio-Rad Laboratories, Inc. (“Bio-Rad”) and the Company were previously engaged in litigation and other proceedings relating to substantially all of the Company’s Chromium products, including the Company’s legacy GEM products and Next GEM products and multiple Bio-Rad products, around the world. On July 26, 2021, the Company entered into a Settlement and Patent Cross License Agreement (the “Bio-Rad Agreement”) with Bio-Rad resolving all outstanding litigation and other proceedings between the two companies across all jurisdictions around the world and dismissing all infringement claims with prejudice.
Pursuant to the terms of the Bio-Rad Agreement, Bio-Rad and the Company granted each other a non-exclusive, worldwide, royalty-bearing license to develop products and services related to single cell analysis. The cross license excludes spatial and In Situ products. It also excludes digital PCR products in the case of 10x. The term of the Bio-Rad Agreement is for the life of the licensed patents. The Company and Bio-Rad have agreed not to sue each other on licensed products and licensed services on other patents owned or exclusively licensed by each company. The companies have agreed that each company’s patents are owned by each respective company. Each company shall pay to the other royalties from licensed products and licensed services through 2030.
Each company shall pay to the other royalties from licensed products and licensed services through 2030. The Company previously accrued $44.8 million in royalties and interest between November 14, 2018 and March 31, 2021 related to sales of the Company’s GEM products as a result of the litigation with Bio-Rad. Pursuant to the Agreement, the Company paid Bio-Rad $29.4 million in royalties and interest related to the sales of such GEM products between November 14, 2018 and March 31, 2021. As a result, in connection with the Agreement the Company reversed $15.4 million in accrued royalties and interest as a reduction in cost of goods sold and operating expenses in the second quarter of 2021.
The Nanostring Action
On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113, and 10,996,219. On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607.
On July 1, 2021, Nanostring filed a motion to dismiss. Briefing is complete and a hearing has been scheduled for November 17, 2021. Discovery has just commenced; no case schedule has been set.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A below.
7.    Capital Stock
As of September 30, 2021, the number of shares of Class A common stock and Class B common stock issued and outstanding was 91,255,983 and 20,281,465, respectively. During the three months ended September 30, 2020 and during the nine months ended September 30, 2021 and 2020, 2,153,783, 2,400,000 and 47,558,717 shares of Class B common stock, respectively, were converted to shares of Class A common stock upon the election of the holders of such shares. No conversions of Class B common stock to Class A common stock occurred during the three months ended September 30, 2021.
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
During the nine months ended September 30, 2021 and 2020, 30,980 and 118,218 shares of Class A common stock, respectively, were issued under the ESPP. No shares of Class A common stock were issued under the ESPP during the three months ended September 30, 2021 or 2020. As of September 30, 2021, there were 2,888,340 shares available for issuance in connection under the ESPP.
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$878	$398	$2,183	$1,108
Research and development	11,226	5,467	30,162	14,398
Selling, general and administrative	13,846	7,919	36,713	18,851
Total stock-based compensation expense	$25,950	$13,784	$69,058	$34,357
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2021 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2020	823,947	$80.97
Granted	828,463	184.38
Vested	(266,602)	106.14
Cancelled	(71,651)	118.67
Outstanding as of September 30, 2021	1,314,157	$139.00

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the nine months ended September 30, 2021 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	11,860,844	$18.86
Granted	363,874	178.40
Exercised	(2,753,957)	10.11
Cancelled	(263,911)	25.00
Outstanding as of September 30, 2021	9,206,850	$27.61
9.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-options to purchase common stock	9,206,850	12,817,142	9,206,850	12,817,142
Shares subject to repurchase	25,000	84,375	25,000	84,375
Contingent restricted shares	236,484	—	236,484	—
Restricted stock units	1,314,157	779,296	1,314,157	779,296
Shares committed under ESPP	29,178	39,449	29,178	39,449
Total	10,811,669	13,720,262	10,811,669	13,720,262

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
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our Chromium instruments and Chromium consumables are designed to work together exclusively. After buying a Chromium instrument, customers purchase consumables from us for use in their experiments. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. In addition to our Chromium products, we also sell Visium consumables which do not require a 10x instrument. As such, our long-term revenue growth is expected to outpace growth in our instrument placements as our business develops. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our Chromium instruments.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Instruments	$17,121	13%	$9,676	14%	$45,123	13%	$26,108	14%
Consumables	106,117	85	60,557	84	296,342	85	156,149	84
Services	2,059	2	1,584	2	5,495	2	4,370	2
Total revenue	$125,297	100%	$71,817	100%	$346,960	100%	$186,627	100%
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $17.2 million and $39.8 million for the three and nine months ended September 30, 2021 and $65.8 million and $127.2 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $844.9 million and cash and cash equivalents totaling $600.4 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;

•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Environment
Since the World Health Organization ("WHO") declared the global outbreak of COVID-19 to be a pandemic in March 2020, we have operated in an uncertain and disruptive pandemic environment but to date we have successfully maintained our operational effectiveness and COVID-19 has not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We continue to closely monitor the recent developments surrounding this pandemic and resurgences including, among other developments, local, state, national and global vaccination efforts and the potential impacts of variants.
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

While many of our customers' laboratories were open during the third quarter of 2021, many of our customers have continued to navigate second-order COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include the reinstatement of COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. We believe these challenges have affected, and we expect will continue to affect, many of our customers' operations. We, our suppliers and our other partners have encountered similar challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges. The situation remains uncertain, and there is an increased risk in our ability to source equipment, materials and components and deliver our products due to global logistics and supply chain challenges which may negatively impact our business in the fourth quarter of 2021 and into 2022.
Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we initiated and continue to adhere to protocols and safety measures at our facilities which have facilitated the safe return to work of many of our personnel and have implemented enhanced efforts to secure our supply chain and distribution network.
By the end of the second quarter, in person commercial and support activities had largely resumed and the majority of our customers' sites were open to in-person meetings with our sales and support teams. During the third quarter, some of our customers reinstated pandemic-related protocols due to rising COVID-19 case counts and in some cases closed or limited access to outside visitors, which negatively affected the operations of our sales and support teams at times in the third quarter of 2021. Subsequent to quarter end, we have begun to see increased in person commercial and support activities. Our sales and marketing teams are supplementing in person sales activities by leveraging digital marketing and sales activities and our customer service teams around the world have been utilizing in person and remote interactions and remain available to assist our customers and partners as needed.
To date, our production, shipping and customer service functions have been operational and we have been able to maintain a continuous supply of products to our customers. We communicate regularly with our suppliers, and while we have seen cases of limited availability of certain equipment, components and materials, any supply chain issues faced by the Company have not yet materially impacted our ability to manufacture and ship our products. With respect to equipment and material supply, we continue to work to secure sufficient equipment and materials to meet anticipated future demand. We continue to carry higher levels of inventory and are monitoring closely whether there will be a material negative impact due to potential future shortages, price increases from suppliers, labor shortages or other supply chain disruptions as well as disruptions to our logistics, shipping and other distribution operations.
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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$125,297	$71,817	$346,960	$186,627
Cost of revenue	24,518	14,411	46,493	39,571
Gross profit	100,779	57,406	300,467	147,056
Operating expenses:
Research and development	54,582	30,143	149,867	83,670
In-process research and development	—	40,637	—	40,637
Selling, general and administrative	62,076	51,549	187,683	146,352
Accrued contingent liabilities	—	332	(660)	956
Total operating expenses	116,658	122,661	336,890	271,615
Loss from operations	(15,879)	(65,255)	(36,423)	(124,559)
Other income (expense):
Interest income	49	28	157	1,471
Interest expense	(219)	(397)	(649)	(1,365)
Other (expense) income, net	(599)	361	(807)	121
Loss on extinguishment of debt	—	—	—	(1,521)
Total other expense	(769)	(8)	(1,299)	(1,294)
Loss before provision for income taxes	(16,648)	(65,263)	(37,722)	(125,853)
Provision for income taxes	523	585	2,052	1,305
Net loss	$(17,171)	$(65,848)	$(39,774)	$(127,158)
The following table sets forth our condensed consolidated results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	19.6	20.1	13.4	21.2
Gross profit	80.4	79.9	86.6	78.8
Operating expenses:
Research and development	43.6	42.0	43.2	44.8
In-process research and development	—	56.6	—	21.8
Selling, general and administrative	49.5	71.7	54.1	78.4
Accrued contingent liabilities	—	0.5	(0.2)	0.5
Total operating expenses	93.1	170.8	97.1	145.5
Loss from operations	(12.7)	(90.9)	(10.5)	(66.7)
Other income (expense):
Interest income	—	—	—	0.8
Interest expense	(0.2)	(0.6)	(0.2)	(0.7)
Other (expense) income, net	(0.5)	0.5	(0.2)	0.1
Loss on extinguishment of debt	—	—	—	(0.8)
Total other expense	(0.7)	(0.1)	(0.4)	(0.6)
Loss before provision for income taxes	(13.4)	(91.0)	(10.9)	(67.3)
Provision for income taxes	0.4	0.8	0.6	0.7
Net loss	(13.8)%	(91.8)%	(11.5)%	(68.0)%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenue	$125,297	$71,817	$53,480	74%	$346,960	$186,627	$160,333	86%
Revenue increased $53.5 million, or 74%, to $125.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, driven primarily by an increase in instrument and consumables revenue. Consumables revenue increased $45.6 million, or 75%, to $106.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in consumables revenue was primarily driven by growth in the instrument installed base and higher demand for our products, in part due to a lessening impact on our customers' operations related to the COVID-19 pandemic compared to the prior year period. Instrument revenue increased $7.4 million, or 77%, to $17.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to an increase in number of units sold. We believe consumables and instrument revenues for the three months ended September 30, 2020 were adversely impacted by customer lab closures due to the impact of the COVID-19 pandemic.
Revenue increased $160.3 million, or 86%, to $347.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, driven primarily by an increase in instrument and consumables revenue. Consumables revenue increased $140.2 million, or 90%, to $296.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in consumables revenue was primarily driven by growth in the instrument installed base and higher demand for our products, in part due to a lessening impact on our customers' operations related to the COVID-19 pandemic compared to the prior year period. Instrument revenue increased $19.0 million, or 73%, to $45.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to an increase in number of units sold. We believe consumables and instrument revenues for the nine months ended September 30, 2020 were adversely impacted by customer lab closures due to the impact of the COVID-19 pandemic.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. In March 2020, as the impact of the global COVID-19 pandemic intensified, we saw a significant reduction in customer activity other than research related to the virus. By the end of the first quarter of 2020, the vast majority of academic and government labs around the world had suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders. These closures and reduced operations significantly impacted our business towards the latter part of the first quarter of 2020 and throughout a majority of the second quarter of 2020. However, beginning in June 2020, we observed a modest re-opening of labs for general research which continued throughout the remainder of 2020 and into 2021 resulting in an uptick in our sales activity for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. While many of our customers' laboratories were open during the third quarter of 2021, many of our customers have continued to navigate second-order COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include the reinstatement of COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. We believe these challenges have affected, and we expect will continue to affect, many of our customers' operations. We, our suppliers and our other partners have encountered similar challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges. The situation remains uncertain, and there is an increased risk in our ability to source equipment, materials and components and deliver our products due to global logistics and supply chain challenges which may negatively impact our business in the fourth quarter of 2021 and into 2022. Once all labs are able to resume normal levels of research activities on a continual basis and supply chain disruptions, logistics, shipping and other distribution operations disruptions and labor shortages are resolved, we expect to see increased demand for our products.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$24,518	$14,411	$10,107	70%	$46,493	$39,571	$6,922	17%
Gross profit	$100,779	$57,406	$43,373	76%	$300,467	$147,056	$153,411	104%
Gross margin	80%	80%			87%	79%
Cost of revenue increased $10.1 million, or 70%, to $24.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due an increase of $9.3 million from higher sales including newly introduced products and $1.3 million of inventory scrap and excess and obsolete inventory charges.
Cost of revenue increased $6.9 million, or 17%, to $46.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to $23.4 million from higher sales, including newly introduced products, $3.1 million of inventory scrap and excess and obsolete inventory charges, $1.7 million of warranty costs, partially offset by lower accrued royalties of $20.0 million related to the Settlement and Patent Cross License Agreement (the "Bio-Rad Agreement") with Bio-Rad Laboratories, Inc., including a one-time reversal of $14.7 million of accrued royalties arising from the Bio-Rad Agreement, a decrease of $0.8 million of idle manufacturing capacity charges and a decrease of $0.6 million of costs related to ramping our second manufacturing facility.
Gross profit increased $43.4 million, or 76%, to $100.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to higher revenue. Gross margin remained flat at 80% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to less favorable product mix with newly introduced products, offset by lower accrued royalties related to the Bio-Rad Agreement.
Gross profit increased $153.4 million, or 104%, to $300.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher revenue and lower accrued royalties related to the Bio-Rad Agreement including a one-time reversal of $14.7 million of accrued royalties. Gross margin increased by 8 percentage points, to 87% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to lower accrued royalties related to the Bio-Rad Agreement and no idle manufacturing capacity charges incurred during the nine months ended September 30, 2021 as compared to $0.8 million incurred during the nine months ended September 30, 2020, and a decrease in costs related to our development of a second manufacturing facility, partially offset by less favorable product mix with newly introduced products.
Towards the latter part of the first quarter of 2020 and throughout a majority of second quarter of 2020, the vast majority of academic and government labs around the world suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders which resulted in a decrease in overall demand during this period. The decrease in demand resulted in our production facilities running at less than normal capacity which negatively impacted our gross margins in the second quarter of 2020. During the second half of 2020 and three and nine months ended September 30, 2021, we experienced increasing demand for our products due to increased customer activity as compared to the three and nine months ended September 30, 2020.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development	$54,582	$30,143	$24,439	81%	$149,867	$83,670	$66,197	79%
In-process research and development	—	40,637	(40,637)	(100)%	—	40,637	(40,637)	(100)%
Selling, general and administrative	62,076	51,549	10,527	20	187,683	146,352	41,331	28
Accrued contingent liabilities	—	332	(332)	(100)	(660)	956	(1,616)	(169)
Total operating expenses	$116,658	$122,661	$(6,003)	(5)%	$336,890	$271,615	$65,275	24%
Research and development expenses increased $24.4 million, or 81%, to $54.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily driven by increased personnel expenses of $15.0 million, including $5.8 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $5.0 million used to support our research and development efforts, $2.9 million of higher allocated costs for facilities and information technology to support operational expansion, $1.0 million of higher depreciation and $0.9 million of higher consulting and professional services for product development.
Research and development expenses increased $66.2 million, or 79%, to $149.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily driven by increased personnel expenses of $39.9 million, including $15.8 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $14.8 million used to support our research and development efforts, $7.3 million of higher allocated costs for facilities and information technology to support operational expansion, $2.3 million of higher consulting and professional services for product development and $2.1 million of higher depreciation.
In-process research and development expense for the three and nine months ended September 30, 2020 relates to intellectual property we purchased in connection with our acquisition of CartaNA. In connection with this acquisition, we recognized an in-process research and development intangible asset of $40.6 million which did not have alternative future use and therefore was recognized as an expense during this period.
During the first half of 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending. Our research and development activities have increased in the second half of 2020 and three and nine months ended September 30, 2021, and we expect our research development activities and expenditures to continue to increase in the fourth quarter of 2021 and beyond as we increase our level of investment to support new and existing projects.
Selling, general and administrative expenses increased $10.5 million, or 20%, to $62.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily driven by increased personnel expenses of $15.0 million, including $5.9 million in stock-based compensation expense, $2.5 million of marketing expenses related to conferences and seminars, $2.3 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, partially offset by a decrease of $8.9 million of outside legal expenses.
Selling, general and administrative expenses increased $41.3 million, or 28%, to $187.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily driven by increased personnel expenses of $40.8 million, including $17.9 million in stock-based compensation expense, $7.1 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, $3.3 million of marketing expenses related to conferences and seminars and $2.5 million of consulting and professional services, partially offset by a decrease in outside legal expenses of $11.6 million.
Accrued contingent liabilities decreased $0.3 million or 100% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and decreased $1.6 million or 169% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a one-time reversal of accrued interest arising from the Bio-Rad Agreement.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Interest income	$49	$28	$21	75%	$157	$1,471	$(1,314)	(89)%
Interest expense	(219)	(397)	178	(45)	(649)	(1,365)	716	(52)
Other (expense) income, net	(599)	361	(960)	(266)	(807)	121	(928)	(767)
Loss on extinguishment of debt	—	—	—	—	—	(1,521)	1,521	N/M
Total other expense	$(769)	$(8)	$(761)	9,513%	$(1,299)	$(1,294)	$(5)	—%
N/M: result not meaningful.
Interest income increased by $21 thousand to $49 thousand for the three months ended September 30, 2021 from $28 thousand for the three months ended September 30, 2020. Interest income decreased by $1.3 million to $0.2 million for the nine months ended September 30, 2021 from $1.5 million for the nine months ended September 30, 2020. The decreases for the three and nine months ended September 30, 2021 as compared to the corresponding prior year periods were primarily due to lower interest rates in 2021.
Interest expense decreased for the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020. The decrease was driven primarily by the voluntary prepayment of our term loan on February 20, 2020 and lower interest rates partially offset by additional interest expense recognized on accrued license fees.
The change in other expense for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was driven by gains or losses from foreign currency rate measurement fluctuations.
Loss on extinguishment of debt was $1.5 million for the nine months ended September 30, 2020. In February 2020, we prepaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.
Provision for Income Taxes
Our provision for income taxes was $0.5 million and $2.1 million, respectively, for the three and nine months ended September 30, 2021 and $0.6 million and $1.3 million, respectively, for the three and nine months ended September 30, 2020. The provision for income taxes for the three and nine months ended September 30, 2021 consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of September 30, 2021, we had $600.4 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $78.4 million in accounts receivable and an accumulated deficit of $844.9 million. Restricted cash of $8.6 million, classified within noncurrent assets in our condensed consolidated balance sheets serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the nine months ended September 30, 2021, and we have generated losses from operations since inception as reflected in our accumulated deficit of $844.9 million. We expect to continue to incur operating losses for the foreseeable future due to investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. On January 8, 2021, we completed our acquisition of Tetramer Shop for a total cash consideration of $8.5 million, net of cash acquired of $0.2 million. See Note 3 to the condensed consolidated financial statements for further details.
We currently anticipate making aggregate capital expenditures of between approximately $200 million and $225 million during the next 12 months, approximately half of which we expect to incur for construction costs of the facilities on the land we purchased in Pleasanton, California, as well as other global facilities and equipment to be used for manufacturing and research and development. Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, investments in or acquisitions of complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities and the introduction of new products. We take a long-term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, real estate, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We regularly review opportunities that meet our long-term growth objectives.
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
The COVID-19 pandemic has negatively impacted the global economy and our suppliers', customers' and other partners' operations, disrupted global labor supply, supply chains, logistics, shipping and other distribution operations and created significant volatility and disruption of financial markets. We will continue to monitor the development and control of the COVID-19 pandemic and its effects and while the situation remains uncertain, we intend to continue to invest in research and development activities and other initiatives including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
Sources of liquidity
Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales of our products and the incurrence of indebtedness. In September 2019, we completed our IPO for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions. In September 2020, we completed a public offering of our Class A common stock for aggregate proceeds of $482.3 million, after deducting offering costs, underwriting discounts and commissions.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(27,178)	$(87,723)
Investing activities	(79,111)	(16,128)
Financing activities	26,394	461,200
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	316	(144)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(79,579)	$357,205
Operating activities
The net cash used in operating activities of $27.2 million for the nine months ended September 30, 2021 was due primarily to a net loss of $39.8 million, net cash outflow from changes in operating assets and liabilities of $77.5 million, partially offset by adjustments for stock-based compensation expense of $69.1 million, depreciation and amortization of $15.3 million and amortization of leased right-of-use assets of $5.6 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued contingent liabilities of $44.2 million, of which $29.4 million was paid as cash settlement arising from the Bio-Rad Agreement, an increase in accounts receivable of $27.2 million due to increase in sales and timing of collections, an increase in inventory of $21.3 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, a decrease in accrued expenses and other current liabilities of $2.5 million due to the timing of payments including license fees, a decrease in other noncurrent liabilities of $4.1 million, an increase in prepaid expenses and other current assets of $1.2 million and a decrease of $2.5 million due to payment of operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $12.2 million due to timing of vendor payments and an increase in accrued compensation and other related benefits of $11.9 million.
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
Investing activities
The net cash used in investing activities of $79.1 million in the nine months ended September 30, 2021 was due to purchases of property and equipment of $73.7 million including the purchase of land for $28.1 million, and cash paid for the acquisition of Tetramer Shop of $5.5 million.
The net cash used in investing activities of $16.1 million in the nine months ended September 30, 2020 was due to purchases of property and equipment of $15.3 million and purchases of intangible assets of $0.8 million.
Financing activities
The net cash provided by financing activities of $26.4 million in the nine months ended September 30, 2021 was primarily from proceeds of $31.4 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.0 million.
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
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 26, 2021. For additional information, please refer to Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 1, 2021, Nanostring filed a motion to dismiss. Briefing is complete and a hearing has been scheduled for November 17, 2021. Discovery has just commenced; no case schedule has been set.
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
•The COVID-19 pandemic and its impact on our customers and suppliers as well as on our operations, including supply chain disruptions, logistics, shipping and other distribution operations disruptions and labor shortages;
•Our ability to generate sufficient revenue to achieve and maintain profitability;
•Our ability to compete effectively;
•The ability of suppliers to meet our needs and the needs of our customers;
•Fluctuations in our operating results due to a variety of factors;

•Our products are specialized, complex and difficult to manufacture and we could experience production problems;
•Our ability and the ability of our partners to ship and manufacture products to the necessary specifications and quantities, and within necessary timeframes, to meet demand;
•Our dependency on revenue generated from the sale of our Chromium solutions;
•Our ability to effectively manage product transitions and forecast customer demand, including for our Chromium X Series;
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
The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects..

Risks related to our business and industry
Our business currently depends significantly on research and development spending by research institutions and the ability of researchers to access and fully utilize labs and conduct research, a reduction in which could limit demand for our products and materially and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium and Visium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon purchasing patterns across our customer base, the ability of customers to adequately staff, access and utilize labs and conduct research in light of the COVID-19 pandemic, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in which our instruments and solutions are used;
•changes in our customers' research priorities, including those caused by the COVID-19 pandemic;
•our inability or the inability of our customers to source products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers or distribution networks stemming from the COVID-19 pandemic, including supply chain disruptions, logistics, shipping and other distribution operations disruptions and labor shortages;
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
Our customers may encounter problems in hiring and retaining the personnel needed to utilize our products or train others to use our products, which could result in decreased demand for our products and could materially and adversely affect our business, operating results and financial condition. Additionally, the research of our customers often requires long uninterrupted studies performed on a consistent basis over time. Reductions in or other difficulties relating to staffing, capacity, lab shutdowns or slowdowns or interruptions in the ability of our customers to complete research projects, including reductions in staffing, capacity, shutdowns or slowdowns or interruptions stemming from the COVID-19 pandemic, could be particularly damaging to these studies, our customers and our business.
The impacts and potential impacts of the COVID-19 pandemic continue to create significant uncertainty for our business, financial condition and results of operations.

The extent of the impacts of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, supply chain disruptions, logistics, shipping and other distribution operations disruptions, labor shortages, resurgences, local, state, national and global vaccination efforts, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to affect all of the countries and territories in which our products are developed, made, manufactured, distributed or sold. COVID-19 mitigation measures, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns, slowdowns and closures, have impacted and continue to impact us, our employees, customers, contract manufacturers, distributors, partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are developed, made, manufactured, distributed or sold are in varying stages of restrictions, re-opening and closing to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There remains considerable uncertainty regarding how the effects of the pandemic, including supply chain disruptions, logistics, shipping and other distribution operations disruptions, labor shortages and current and future health and safety measures implemented in response to the pandemic, will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of labor shortages, changes or disruptions to supply chains or logistics, shipping and other distribution operations or increases in employee costs, operating costs or otherwise), further impact our ability to perform research and development, manufacturing, and shipping of our products and other necessary equipment, components and materials, how they will further impact our supply chain and the availability of our products or equipment, components and materials used in conjunction with our products and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions or cause other disruptions to logistics, shipping or other distribution operations, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased expenses related to supply chain disruptions, logistics, shipping and other distribution operations disruptions, labor shortages and to implement additional measures to ensure the health and safety of our workforce. In addition, measures that impact our ability to access and utilize our facilities may continue to impact the availability of our employees, some of whom are not able to perform their job functions remotely. If a significant percentage of our or our partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our, our partners’ or other third parties' operations, research and development, labor force, distribution network or supply chain or any significant continuous shortage of products, equipment, components or materials or other supplies as a result of the COVID-19 pandemic or otherwise, including as a result of increased demand for certain products, could materially impair our ability to develop, make, manufacture, distribute or sell our products.

If the operations of our suppliers or our customers' suppliers are impacted by supply chain disruptions, logistics, shipping and other distribution operations disruptions or labor shortages, we may not be able to source the necessary equipment, components and materials to build or distribute our products in sufficient quantities to meet demand or our customers may not be able to source the equipment, components and materials they need to use our products. For example:

•demand for COVID-19 testing and research has impacted, and may continue to impact, our ability and our customers' ability to utilize facilities and source equipment, components and materials used in our products or in conjunction with our products that are also needed for COVID-19 testing and research;

•shortages of non-10x sequencing consumables has impacted, and may continue to impact, the workflows of our customers and their ability to complete their experiments;

•the storage and distribution of COVID-19 vaccines has impacted, and may continue to impact, the availability of cold storage for our consumables and other components and materials used by us and our customers in connection with our products;

•plastic component shortages, including of pipette tips utilized by our customers to complete their experiments, have impacted, and may continue to impact, the availability of plastic components used by us and our customers in connection with our products;

•semiconductor chip shortages have impacted, and may continue to impact, the availability of semiconductor chips utilized in our instruments and in the manufacture of certain of our products;

•energy shortages and other issues have impacted, and may continue to impact, factory production of upstream components utilized by us or our suppliers; and

•natural gas shortages have impacted, and may continue to impact, the availability of dry ice utilized in the storage and distribution of our products.

The risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory. Additionally, the risk that we, our suppliers, our customers or other third parties may not be able to source the equipment, components and materials needed to manufacture or use our products may require that we redesign, or attempt to redesign, certain of our products in order to facilitate our customers' experiments, and such redesigns or attempts to redesign may not be successful.

Compliance with governmental or other measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines and other penalties, any of which can adversely affect our business. In addition, while much of our workforce has returned to our offices and resumed onsite work, the COVID-19 pandemic has resulted in some of our employees working remotely, which has amplified certain risks to our business and may do so again as resurgences of COVID-19 or other circumstances may result in a return to remote work for some or all of our employees. For example, the increase in remote work has increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic and led to an increase in the number of points of potential exposure, such as laptops and mobile devices, to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

Public concern regarding the risk of contracting COVID-19 may impact demand from customers. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect customer behavior and resurgences of COVID-19 could amplify such impacts. In addition, changes in customer purchasing patterns may increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters, and spikes in customer demand for our products may make it harder for us to distribute our products in a timely manner. In addition, some researchers who would be running experiments using our platforms have instead shifted their resources to COVID-19 experimentation. Furthermore, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies.

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
We and our customers are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products and the loss of any of these suppliers could harm our business. The ability of suppliers to meet our needs and the needs of our customers could be reduced or eliminated by the impacts of the COVID-19 pandemic or other factors.
We do not have long-term contracts with our suppliers for the significant majority of the services, equipment, materials and components we use for the manufacture and delivery of our products. In certain cases, we also rely on single suppliers for all of our requirements for some of our equipment, materials or components. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, logistics, shipping or other distribution operations difficulties, disruption at or affecting our suppliers’ facilities, such as difficulties hiring and retaining adequate staffing, work stoppages or natural disasters, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. In addition, we cannot be sure that we will be able to obtain equipment, materials or components on satisfactory terms. Any increase in equipment, material and component costs or decrease in availability could reduce our sales and harm our gross margins.
For example, we depend on a limited number of suppliers for enzymes and amplification mixes used in our consumables. In some cases, these manufacturers are the sole source of certain types of enzymes and reagents. We do not have long-term contracts with these sole source suppliers. Lead times for some of these components can be several months or more and could be exacerbated due to the COVID-19 pandemic, supply chain disruptions, labor shortages or other factors. In the event that demand increases, a manufacturing ‘lot’ does not meet our specifications or we fail to forecast and place purchase orders sufficiently in advance, this could result in a material shortage. Some of the components and formulations are proprietary to our vendors, thereby making second sourcing and development of a replacement difficult. Furthermore, such vendors may have intellectual property rights that could prevent us from sourcing such reagents from other vendors. Some vendors could choose to use their enzymes, amplification mixes or other components to create products that directly compete with our consumables and end our current supplier-customer relationship. If enzymes and reagents become unavailable from our current suppliers and we are unable to find acceptable substitutes for these suppliers, we may be required to produce them internally or change our product designs.
We have not qualified secondary sources for all equipment, materials or components that we source through a single supplier and we cannot assure investors that the qualification of a secondary supplier will prevent future supply issues. Labor shortages, logistics, shipping or other distribution operations difficulties or disruption in the supply of equipment, materials or components could impair our ability to sell our products and meet customer demand, and also could delay the launch of new products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials.
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues which may result from the COVID-19 pandemic, the impacts of the COVID-19 pandemic, supply chain disruptions, logistics, shipping and other distribution operations disruptions, labor shortages or other factors may exacerbate the risks described in this risk factor and could cause certain of our suppliers to reduce their ability to meet our or our customers' needs, be unable to operate temporarily or even go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our suppliers or customers may face difficulties in procuring or delivering, or in some cases may be unable to procure or deliver, the equipment, materials or components from their own suppliers necessary to supply us with products, equipment, components or materials or conduct experiments using our solutions. For example:

•demand for COVID-19 testing and research has impacted, and may continue to impact, our ability and our customers' ability to source equipment, components and materials used in our products or in conjunction with our products that are also needed for COVID-19 testing and research;

•shortages of non-10x sequencing consumables has impacted, and may continue to impact, the workflows of our customers and their ability to complete their experiments;

•the storage and distribution of COVID-19 vaccinations has impacted, and may continue to impact, the availability of cold storage for components and materials used by us and our customers in connection with our products;

•plastic component shortages, including of pipette tips utilized by our customers to complete their experiments, have impacted, and may continue to impact, the availability of plastic components used by us and our customers in connection with our products;

•semiconductor chip shortages have impacted, and may continue to impact, the availability of semiconductor chips utilized in our instruments and in the manufacture of certain of our products; and

•energy shortages and other issues have impacted, and may continue to impact, factory production of upstream components utilized by us or our suppliers.
We rely exclusively on commercial carriers to transport our products, including perishable consumables, to our customers in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. The majority of our consumables are perishable and must be kept below certain temperatures. As such, we ship our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to hiring difficulties or labor disruptions, fuel shortages, dry ice shortages, bad weather, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks and resurgences, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. While we work with customers to replace any consumables that are impacted by delivery disruptions, our reputation and our business may be adversely impacted even if we replace perished consumables free of charge. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
In addition, both shipping and air transport has recently been negatively impacted in terms of speed and capacity. Should our commercial carriers encounter difficulties in delivering our instruments or consumables to customers, including due to impacts stemming from the COVID-19 pandemic, it could adversely impact our ability to deliver our products to our customers, or to recognize revenue for those products and accordingly adversely affect our financial results for that period and such impact could be particularly acute at the end of any financial quarter.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic or other factors, such as reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in which our instruments and solutions are used;
•our inability or the inability of our customers to source our products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers stemming from the COVID-19 pandemic, including supply chain disruptions, logistics, shipping and other distribution operations disruptions and labor shortages;
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
•our dependence and the dependence of our customers on single source and sole source suppliers for some of the equipment, components and materials used in our products or in conjunction with our products;
•shortages, delays, production problems, distribution and quality issues with the materials we purchase for manufacturing, which could impact our ability to manufacture and ship our instruments, consumables and related components;

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
•our ability and the ability of our partners to successfully manufacture our instruments and consumables in necessary quantities at necessary quality, including due to the impacts of supply chain disruptions, logistics, shipping and other distribution operations disruptions and labor shortages;
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
•changes in governmental funding of life sciences research and development or other changes that impact budgets, budget cycles or seasonal or other spending patterns of our customers;
•future accounting pronouncements or changes in our accounting policies;
•the outcome of any current or future litigation or governmental investigations involving us or other third parties;
•difficulties encountered by our commercial carriers in delivering our instruments or consumables, whether as a result of external factors such as weather, customs or import processes, transportation bottlenecks, port lockdowns or slowdowns or fuel shortages or internal issues such as labor disputes or difficulties hiring and retaining adequate staffing;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;
•higher than anticipated warranty costs;
•expenses related to our facilities and real estate portfolio, including construction projects;
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
The manufacturing processes we and our third-party manufacturers use to produce our instruments, consumables and related components are specialized and highly complex and require high-quality components. We may have quality variations, supply issues, backorders, delays, shortages or production difficulties of needed components and may require components that are difficult to obtain or manufacture in necessary quantities and at necessary quality, in a timely manner or in accordance with regulatory requirements.

Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues (including issues stemming from the COVID-19 pandemic) could result in our inability to supply our products to our customers, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, the COVID-19 pandemic has disrupted air, sea and other travel in the United States and globally. Such disruptions could reduce or eliminate our ability to receive components or supply our customers. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks and resurgences, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the introduction of new instruments and consumables, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience and the risk of manufacturing defects or quality control issues could increase as a result. The expansion of our manufacturing capabilities could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We cannot assure investors that we and our third-party manufacturers will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects. Additionally, impacts stemming from the COVID-19 pandemic, including supply chain disruptions, logistics, shipping and other distribution operations disruptions, labor shortages and issues relating to the health and safety of our manufacturing staff or on the global supply chain and transportation infrastructure, may limit our ability to manufacture products and components that meet specifications, in necessary quantities and at commercially acceptable costs and deliver them in commercially acceptable timeframes to our customers.
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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $17.2 million and $65.8 million for the three months ended September 30, 2021 and 2020, respectively. We also incurred net losses of $39.8 million and $127.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $844.9 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, stock option exercises and purchases under our 2019 Employee Stock Purchase Plan, the sale of Class A common stock in our IPO and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, impacts stemming from the COVID-19 pandemic, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.
Our industry is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition. We currently compete with both established and early-stage companies that design, manufacture and market instruments, consumables and software for, among other applications, genomics, single cell analysis, spatial analysis, in situ analysis and immunology. We believe our competitors include Becton, Dickinson and Company and Nanostring Technologies, Inc., each of which has products that compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies. Many of these companies have introduced products or announced plans to introduce products that compete with our single cell, spatial and future In Situ platforms.
Some of our current competitors may enjoy a number of competitive advantages over us, including:
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
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. At times, we pre-announce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product. In addition, the COVID-19 pandemic, supply chain disruptions, logistics, shipping and other distribution operations disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory. Further, differences in purchasing patterns across our customer base, including potential differences in consumables spending between early adopters of our solutions and more recent customers and variances in rates of increase of consumables spending following new instrument purchases, some of which may be compounded by impacts of the COVID-19 pandemic, could negatively impact our ability to accurately forecast demand.
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
Additionally, potential impacts of the COVID-19 pandemic on hiring and on the health and safety of our employees and partners could decrease the effectiveness of our commercial organization and adversely affect our business and operating results. Additionally, while some on-site and other in-person sales and marketing and customer service activities previously restricted or eliminated due to COVID-19 have resumed, our commercial organization’s ability to participate in on-site or other in-person sales and marketing or customer service activities, including participation in trade shows and other in-person events, or on-site installation of our products, has been and continues to be restricted due to the impacts of the COVID-19 pandemic and such activities may be further restricted or eliminated in the future, including due to outbreaks or resurgences. The effectiveness of our commercial organization may be decreased and our business and operating results may be materially and adversely affected as a result.
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
We have experienced rapid growth in recent periods. This growth and our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions each in 2018 and 2020 and one more in January 2021, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,148 employees as of September 30, 2021. As we have grown, our employees have become more geographically dispersed. We currently serve thousands of researchers in many countries and plan to continue to expand to new non-United States jurisdictions as part of our growth strategy which will lead to increased dispersion of our employees. As a public company, our management and other personnel must devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of certain of our employees working from home. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
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
The size of the market for our solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our solutions.
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
Our facilities in Pleasanton and Singapore are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, power loss, conflict, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable or understaffed for any reason, including due to the impacts of the COVID-19 pandemic, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities while shelter-in-place or other COVID-19-related measures remain in place or if new shelter-in-place or other COVID-19-related measures are implemented in the future. Additionally, potential impacts of the COVID-19 pandemic on hiring or on the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
We use a broad range of materials and supplies, including metals, chemicals and other electronic components, in our products. A significant disruption in the supply of these materials, including disruptions stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, conflict, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could force us to purchase materials on the spot market at higher cost or required us to modify our product specifications to accommodate replacement components which could be costly or delay product shipments. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Other fluctuations, including spikes in customer demand for our products in demand for our products, may make it harder for us to distribute our products in a timely manner. Additionally, impacts of the COVID-19 pandemic could cause unpredictable temporary or permanent fluctuations in seasonal or cyclical variations as in the second quarter of 2020 in which widespread shutdowns caused a significant decrease in our revenue.
Our reliance on distributors for sales of our products in certain geographies outside of the United States could limit or prevent us from selling our products and impact our revenue.
We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Our distribution relationships are non-exclusive and permit such distributors to distribute competing products. As such, our distributors may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. Further, the ability of our distributors to sell and distribute our products has been and may continue to be impacted by the COVID-19 pandemic. If current or future distributors do not or are unable to perform adequately or if we are unable to enter into effective arrangements with distributors in particular geographic areas, our revenues could be significantly impacted. Additionally, our business, financial condition and results of operations could be materially and adversely affected if we are unsuccessful in selling directly to customers who previously purchased our products from third-party distributors.
We are subject to certain manufacturing restrictions related to licensed technologies that were developed with the financial assistance of United States government grants.
We are subject to certain United States government regulations because we have licensed technologies that were developed with United States government grants. Such licensed technologies are used, for example, in a substantial majority of our consumables. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights (“march-in rights”) which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third-party designated by such agency. The exercise of march-in rights or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. As of September 30, 2021, all of our products embodying licensed technology subject to march-in rights were manufactured in the United States. While we do not expect to move manufacturing of these products to facilities located outside of the United States, we cannot assure investors that such products will always be manufactured in the United States or that the applicable government agency would grant a waiver of such requirement. These restrictions may limit our ability to manufacture our products in geographies where it may be more economically favorable to do so which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the three and nine months ended September 30, 2021 and 2020, approximately 44% and 46%, and 41% and 45%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
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
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the nine months ended September 30, 2021 and twelve months ended December 31, 2020, approximately 16% and 16%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge foreign currency exposures.
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
The withdrawal of the United Kingdom from the European Union, commonly referred to as "Brexit," may have a material adverse effect on us.
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
The events that could occur in the future as a consequence of the United Kingdom’s withdrawal may cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, access to European Union research funding by research scientists based in the United Kingdom may be reduced or cut off altogether. It also is unclear whether Brexit may limit the ability or willingness of the United Kingdom’s Medical Research Council or other funding sources to continue funding genomic or single cell research by local research centers and labs. The impact of the United Kingdom’s withdrawal from the European Union could negatively impact our revenue as a result of currency fluctuations, a slowdown in research funding or restricted budgets. In addition, the growth of sales in the United Kingdom may be slowed or those sales may even decline as a result of this withdrawal. Additionally, distribution costs for products sold in the United Kingdom may be increased due to trade agreements and incremental importation expenses and it may become more difficult or time-consuming to ship our products into the United Kingdom. Additionally, Brexit-related custom and import delays as well as localized shortages in transportation and logistics support have impacted, and may continue to impact, our and our suppliers' ability to ship products, equipment, components and materials to and from the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, the implementation of the Trade and Cooperation Agreement, the outcome of further negotiations and the policies, rules and regulations that are adopted as a result, may increase our cost of doing business in Europe, disrupt our European operations and adversely affect our operating results and growth prospects.
From the beginning of 2021 (when the transitional period expired), we have been required to comply with the GDPR as well as the UK GDPR. Each regime has the ability to fine us up to the greater of €20 million (£17.5 million) or 4% of global turnover for non-compliance. The relationship between the UK and the EU in relation to transfers of personal data from the EU to the UK is not fully settled by the Brexit Trade and Cooperation Agreement ("TCA"). Instead, the TCA establishes a four- to six-month grace period during which transfers of personal data from the EU to the UK can continue without additional safeguards, provided that the UK maintains its pre-TCA data protection laws. During this time, the European Commission may adopt a UK adequacy decision which organizations can then rely on for EU to UK personal data transfers but, if no UK adequacy decision is adopted, the UK will be considered a third country at the end of the grace period and we will be required to implement additional safeguards for personal data transfers—some of which are subject currently being scrutinized or challenged—which could lead to additional costs and increase our overall risk exposure.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly revised the Code. This federal income tax law contains significant changes to corporate taxation. In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have completed our evaluation of the overall impact of this recent interpretation of German law and our evaluation of the overall impact of TCJA on our effective tax rate and balance sheet through September 30, 2021 and have reflected the amounts in our financial statements for the quarter ended September 30, 2021.
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
On July 1, 2021, Nanostring filed a motion to dismiss. Briefing is complete and a hearing has been scheduled for November 17, 2021. Discovery has just commenced; no case schedule has been set.
In addition to the litigation against Nanostring discussed above, we are currently and may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
Furthermore, many of our employees were previously employed at universities or other life sciences companies, including our competitors or potential competitors. We or our employees may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers without consent. Although no such claims are currently pending, litigation may be necessary to defend against such claims if they arise in the future. If we fail to successfully defend such claims, in addition to paying monetary damages, we may be subject to injunctive relief and lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Worldwide we own or exclusively license 449 issued or allowed patents and 786 pending patent applications as of September 30, 2021. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property. It is our general policy not to license our patents but to protect our sole right to own and practice our patents.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. We have registered all shares of Class A common stock that we may issue under our equity compensation and employee stock purchase plans. These shares can be freely sold in the public market upon issuance and, if applicable, vesting, subject to our insider trading policy, where applicable, and applicable securities laws including volume limitations applicable to affiliates under Rule 144 and Rule 701. Sales of Class A common stock in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our co-founders, and may depress the trading price of our Class A common stock.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control is expected to limit or preclude Class A stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. In September 2020, California enacted a law that requires publicly held companies headquartered in California to have at least one director from an underrepresented community, as defined in the law, by the end of 2021 and at least three by the end of 2022, depending on the size of the board. The laws impose financial penalties for failure to comply. We are currently in compliance with the requirements of the 2020 law but we currently have only two female directors. We may incur costs associated with complying with the law, including costs associated with expanding our board of directors or identifying qualified candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we fail to comply in the future. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of such stockholder’s choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees and may result in increased costs for investors to bring a claim. If a court were to find the exclusive-forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
General risk factors
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
Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

10x Genomics, Inc.

Date: November 5, 2021	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)