Form 10-K
period 2021-12-31
10x Genomics, Inc.
filed 2022-02-18
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2021 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was $18.7 billion.
As of January 31, 2022, the registrant had 93,298,507 shares of Class A common stock, $0.00001 par value per share, outstanding and 19,546,465 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Annual Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources and business outlook, future events, business conditions, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission ("SEC"). Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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
Overview
We are a life science technology company building products to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have built deep expertise across diverse disciplines including chemistry, biology, hardware and software. Innovations in all of these areas have enabled our rapidly expanding suite of products, which allow our customers to interrogate biological systems at previously inaccessible resolution and scale. Our products have enabled researchers to make fundamental discoveries across multiple areas of biology, including oncology, immunology and neuroscience, and have helped empower the single cell revolution hailed by Science magazine as the 2018 “Breakthrough of the Year.” Our products have won many awards, including among others the technological advancements in single cell multimodal omics hailed by Nature Methods journal as the 2019 “Method of the Year” and the technological advancements in spatially resolved transcriptomics hailed by Nature Methods journal as the 2020 “Method of the Year.” Between 2015 and 2021, a total of seven 10x products have been recognized by The Scientist magazine on their annual Top 10 Innovations list, an annual list of newly released products that have the potential to generate the biggest impact on scientific research. Since launching our first product in mid-2015 through December 31, 2021, cumulatively we have sold 3,511 instruments to researchers around the world, including all of the top 100 global research institutions as ranked by Nature in 2020 based on publications and all of the top 20 global biopharmaceutical companies by 2020 research and development spend. We believe that we remain in the very early stages of our penetration into multiple large markets. We expect that 10x will power a “Century of Biology” in which many of humanity’s most pressing health challenges will be solved by precision diagnostics, targeted therapies and cures to currently intractable diseases.
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
Resolution and scale are the imperatives underlying our technologies and products. Our Chromium, Visium and forthcoming Xenium product lines provide this resolution and scale along distinct but complementary dimensions of biology. Our Chromium products enable high throughput analysis of individual biological components, such as up to millions of single cells. They use our precisely engineered reagent delivery system to divide a sample into individual components in up to a million or more partitions, enabling large numbers of parallel micro-reactions. In this manner, a large population of cells can be segregated into partitions and analyzed on a cell by cell basis. Our Visium products enable analysis of biological molecules within their spatial context, providing the locations of analytes that give insight into higher order biological structure and function. Our Visium platform uses high density DNA arrays with DNA sequences that encode the physical locations of biological analytes within a sample, such as a tissue section. Our products utilize our sensitive and robust molecular assays to convert biological analytes into detectable signals, enabling researchers to obtain vast amounts of information about diverse biological analytes together with their single cell and spatial context. Our forthcoming Xenium platform for in situ analysis is being designed to give scientists the ability to not only locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample often discovered using our Chromium and Visium platforms. Finally, we provide highly sophisticated and scalable software for analyzing the raw data researchers generate and presenting it in a form that is readily understood by biologists.
Our product portfolio consists of multiple integrated solutions that include instruments, consumables and software. These solutions guide customers through the workflow from sample preparation to sequencing on third-party sequencers that are commonly available in research settings to subsequent analysis and visualization.

10x GENOMICS
CHROMIUM CONNECT
ChromiumCONNECT
Log In
User Name:
Password:
Chromium X
10x GENOMICS
Next GEM
Library Construction Kit
5' Feature Barcode Kit
Human Pan-Cancer Panel
Human Neuroscience Panel
Human Immunology Panel
Human Gene Signature Panel
Target Hybridization Kit
Chromium Next GEM Single Cell Multiome ATAC Kit A
Chromium Next GEM Single Cell Multiome GEM Kit A
Chromium Next GEM Single Cell Multiome Gel Bead
Chromium Next GEM Single Cell Multiome Amp
Chromium Next GEM Single Cell 3' LT GEM Kit v3.1
Chromium Next GEM Single Cell 3' GEM Kit v3.1
Chromium Next GEM Single Cell 3' HT GEM Kit v3.1
3' CellPlex Kit Set A
Chromium Next GEM Single Cell 3' LT Gel Beads v3.1
Chromium Next GEM Single Cell 3' Gel Beads v3.1
Chromium Next GEM Single Cell 3' HT Gel Beads v3.1
3' Feature Barcode Kit
Chromium Next GEM Single Cell 5' GEM Kit v2
Chromium Next GEM Single Cell 5' HT GEM Kit v2
Chromium Single Cell Human BCR Amplification Kit
Chromium Single Cell Human TCR Amplification Kit
Chromium Next GEM Single Cell 5' Gel Beads v2
Chromium Next GEM Single Cell 5' HT Gel Beads v2
Chromium Single Cell Mouse BCR Amplification Kit
Chromium Single Cell Mouse TCR Amplification Kit
Chromium Next GEM Single Cell ATAC Library Kit v1.1
Chromium Next GEM Single Cell ATAC Gel Beads v1.1
Visium Spatial Gene Expression Reagent Kit
Visium Library Construction Kit
Visium Spatial Tissue Optimization Slide Kit
Visium Spatial Tissue Optimization Reagent Kit
Visium FFPE Reagent Kit
Visium Transcriptome Probe Kit
Visium Spatial Gene Expression Slide Kit

Each of our solutions is designed to interrogate a major class of biological information that is impactful to researchers:
•Our single cell solutions, all of which run on our Chromium instruments, include:
◦Low, Standard and High Throughput Single Cell Gene Expression Kits for measuring gene activity on a cell-by-cell basis from entry level to massively large-scale experiments;
◦Standard and High Throughput Single Cell Immune Profiling Kits for measuring the activity of immune cells and their targets;
◦Single Cell ATAC (Assay for Transposase Accessible Chromatin) for measuring epigenetics, including the physical organization of DNA; and
◦Single Cell Multiome ATAC+Gene Expression introduced in 2020 for measuring the genetic activity and epigenetic programming in the same cells across tens of thousands of cells in a single experiment.
•Our Visium Spatial Gene Expression solution for measuring spatial gene expression patterns across a single fresh-frozen or formalin-fixed paraffin-embedded (FFPE) tissue sample or gene expression and protein co-detection when combined with Immunofluorescence.
Our Feature Barcode technology, which is currently compatible with our Single Cell Gene Expression and Immune Profiling solutions, allows researchers to simultaneously measure multiple analytes, such as protein and RNA, within the same set of cells or tissues.
Our Targeted Gene Expression solution, which we introduced in 2020, is currently compatible with our Chromium Single Cell Gene Expression, our Chromium Single Cell Immune Profiling and our Visium Spatial Gene Expression Solutions, allows researchers to target the genes most relevant for their research, validate their hypotheses faster and reduce sequencing costs.
Our CellPlex solution, which we introduced in 2021, is currently compatible with our Chromium Single Cell Gene Expression solution and allows researchers to increase sample and cell throughput by enabling multiple samples and higher cell loads to be loaded into each Chromium channel, lowering costs per sample and cost per cell for our customers.
Collectively, our solutions enable researchers to interrogate, understand and master biology at the appropriate resolution and scale.

We believe our solutions, which enable a comprehensive view of biology, target numerous market opportunities across the more than $60 billion global life sciences research tools market. We view much of this total market opportunity as ultimately accessible to us due to our ability to answer a broad diversity of biological questions. Based on the capabilities of our current solutions, and focusing solely on cases where our current solutions offer alternative or complementary approaches to existing tools, we believe, based on our internal estimates, we could access approximately $15 billion of the global life sciences research tools market. We believe we can further drive growth by improving or enabling new uses and applications of existing tools and technologies, as our solutions allow researchers to answer questions that may be impractical or impossible to address using existing tools. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and in situ technologies in the future.
As of December 31, 2021, we employed a commercial team of 417 employees, many of whom hold PhD degrees, who help drive adoption of our products and support our vision. We prioritize creating a superior user experience from pre-sales to onboarding through the generation of novel publishable discoveries, which drive awareness and adoption of our products. We have a scalable, multi-channel commercial infrastructure including a direct sales force in North America and certain regions of Europe and distribution partners in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa that drives our customer growth. This is supplemented with an extensive and highly specialized customer service infrastructure with PhD-level specialists. We currently have customers in more than 45 countries.
Our revenue was $490.5 million and $298.8 million for the years ended 2021 and 2020, respectively, representing an annual growth rate of 64%. We generated net losses of $58.2 million and $542.7 million for the years ended 2021 and 2020, respectively.
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
This presents an enormous challenge because of the limited capabilities of existing tools for accessing biology at the molecular and cellular level. Some of these limitations are:
•Average, or “bulk,” measurements obscure underlying differences between different biological units, such as individual cells;
•Low throughput prevents requisite sampling of the underlying complexity—for example, when only a few hundred cells can be evaluated at a time;
•Limited number of biological analytes are interrogated, giving a myopic view of only a few biological processes;
•Limited ability for multi-omic interrogation;
•Inefficient use of sample to generate a signal of sufficient strength to analyze the biological molecules of interest; and
•Inadequate bioinformatics and software tools.
We believe technologies that address these limitations will serve large and unmet market needs by providing a better understanding of molecular and cellular function, the origin of disease and how to improve treatment.
Measure the full complexity of biology. A major need is for an in-depth cataloging of biological complexity. This will involve going from a basic biological parts list to a detailed map of exactly how all of these parts are used and interact in both healthy and disease states. Researchers and clinicians need to characterize every cell in the human body, to understand how cell-to-cell variations in genomes, epigenomes, transcriptomes and proteomes give rise to function or dysfunction. They also need to characterize every tissue at a full molecular and cellular level, including how cells are arranged together into spatial patterns that affect function, give rise to disease or impact treatment. For example, in the context of cancer biology, many tumors consist of a heterogeneous population of healthy and cancerous cells, the latter of which may consist of genetically distinct subpopulations that are susceptible to different therapeutics. Furthermore, different spatial patterns of cancer antigens may require different treatment approaches. Without being able to see cells and molecules in their spatial context it is difficult to fully understand tumor resistance and how cells interact with one another within the tumor microenvironment and enable targeted therapies.
Massively parallelize experimentation. Mastering biology will require moving beyond the cataloging of biological complexity and into performing experiments to understand the impact of active changes to biological systems. We believe technologies that enable measurement of massively parallel perturbation and the impact of these perturbations will be important for accelerating biological and medical discovery. For example, an unmet goal of researchers has been to compile all of the genetic variations in human populations and link those variations to different conditions, traits and diseases. Linking these variations to disease requires the analysis of the impact of these variations within different systems, alone and in various combinations. Technologies that enable these variations to be created in arbitrary combinations within various biological contexts and the impact of these combinations measured in a massively parallel fashion will highly accelerate this work. In another example, a longstanding need of researchers has been to predict the interactions between immune cells and the target molecules they can recognize. The human body can make over a trillion different immune cells that are collectively capable of recognizing and mounting a response to nearly any conceivable antigen. We believe that understanding, and ultimately harnessing, this targeting will require technologies that can enable the massively parallel screening of interactions between a set of recognizing immune cells and a set of synthetic antigen target molecules.
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
Our platforms, molecular assays and software
Our Chromium platform, Visium platform, forthcoming Xenium platform, molecular assays and software constitute the building blocks of our integrated solutions. These shared building blocks allow us to rapidly build and improve our solutions for studying biology at the appropriate resolution and scale:
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
Part of our Chromium platform is our Chromium Connect instrument, which we began shipping during the first quarter of 2020. Chromium Connect automates single cell workflows, maximizing lab productivity while reducing user variability to generate consistent, reproducible single cell sequencing results.
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
Our molecular assays are used with our Chromium and Visium platforms to provide sensitive and robust biochemistries that convert minute amounts of biological analytes into detectable signals. We have created a wide variety of proprietary assays compatible with our platforms for measuring the genome, epigenome, transcriptome and proteome. For example:
•Our GEM-RT assay is a highly sensitive technique for detecting mRNA molecules that are in low abundance in single cells. Less sensitive methods easily miss low abundance mRNA molecules, resulting in loss of information about the activities of many important genes that are detectable using our assay.
•Our ATAC-seq assay can be used to determine whether particular genes are active or dormant on a system-wide basis and is tremendously useful in studying gene regulation.
•Our Feature Barcode assay allows simultaneous multi-omic interrogation of different classes of biological analytes in a sample. Feature Barcode is highly versatile and can be customized to analyze many different classes of analytes for a wide variety of applications.
•Our Multiome ATAC+Gene Expression assays enables simultaneous multiomic interrogation of transcriptome and epigenome profiles from singe cells for deeper understanding of gene regulation.

•Our Visium Spatial Gene Expression assay, launched in 2019, measures the spatial positions of biological analytes within fresh-frozen tissues at high resolution. In 2021, we launched Visium Spatial Gene Expression for FFPE which consists of a new chemistry applied to FFPE tissues with similarly high sensitivity and spatial resolution as Fresh Frozen samples.
•Our Targeted Gene Expression assay profiles a specific set of transcripts from 10x libraries, and enables researchers to maximize on-target sequencing reads. The targeting solution, with comprehensive and customizable pre-designed gene panels, is compatible with both our GEM-RT and Visium platforms.
Our forthcoming Xenium platform for in situ analysis is being designed to give scientists the ability to not only locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample often discovered using our Chromium and Visium platforms.
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
In the first quarter of 2021, we introduced 10x Genomics Cloud Analysis, which makes it even easier for new 10x users to get started and for our advanced users to scale to larger and more complex experiments. With Cloud Analysis, we are taking the technology that has underpinned and driven our own internal product development for years and bringing it to our customers. Optimized for our software products, Cloud Analysis aims to be the easiest-to-use and fastest way to run 10x analysis available. And because we believe analysis is an integral part of our products, we provide ample cloud analysis at no additional cost for every sample our customers run.
Since our founding, we have committed to making software engineering and computational biology world-class, core internal competencies. We believe this deep investment distinguishes us from our competition and is worthwhile because it:
•Removes barriers to adoption. With our software, our customers can immediately begin making sense of their experimental data. Without it, they would be forced to develop their own software or wait for the community to do so, slowing down adoption of our products by months or even years;
•Accelerates pull-through. Easy-to-use, efficient software helps our customers analyze their data and complete their experiments and studies faster, enabling them to move on to their next experimental questions sooner;
•Increases scale. Reliable, scalable software helps to remove analysis as a bottleneck as our customers plan larger and more ambitious experimental designs;
•Expands the user base. While early adopters are more likely to have access to bioinformatics expertise, our software enables a broader range of customers to take advantage of our solutions;
•Enables better understanding of our customers’ needs. By supplying analysis software for our customers, we gain much greater insight into their use cases, helping us to design future products that best meet their needs; and
•Enhances and accelerates product development. The software we ship to customers is the same software we use to develop and optimize our platforms and chemistry. This aligns us closely with the needs of our customers and reduces our time-to-market.
The introduction of 10x Genomics Cloud Analysis enhances our ability to execute on, and bring value to our customers along, all of the dimensions enumerated above.
Our product development approach
The success of our products is founded on how we approach product development. Our employees are deeply scientifically oriented, having the relevant scientific expertise embedded not only within research and development, but also within the management team and throughout the company. We are ambitious and focus on fundamentals. We strive to solve big challenges to enable new fundamental biology and to build technological capabilities with potential for exponential impact. We work closely with our customers, many of whom are thought leaders in genomics and medicine, to identify future frontiers and unmet needs. Once we identify the correct opportunities, which we create through both organic development by our in-house teams and targeted acquisitions of technologies that will accelerate our ability to bring new products to researchers, we have the discipline to focus on execution and have a track record of bringing successful products to market.

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
Our market opportunity
According to industry sources, the worldwide life sciences research tools market totaled more than $60 billion in 2020. Our diverse products and solutions allow biologists to interrogate and understand biological systems at exceptional resolution and scale. Our focus on enabling a comprehensive view of biology, and not narrowly focusing on a particular analyte such as DNA alone, has produced products which we believe have broad applications and target numerous opportunities across different areas of life sciences research. Because we provide solutions to answer a broad diversity of biological questions, we view much of this total market as ultimately accessible to us.
Areas in which our current solutions offer alternative or complementary approaches to existing tools represented a total opportunity of approximately $15 billion of the more than $60 billion global life sciences research tools market in 2020. This $15 billion opportunity includes flow cytometry, next generation sequencing, laboratory automation, microscopy and sample preparation, among other tools. In many cases, our current solutions offer alternative approaches to existing tools, where the advantages of our solutions can provide more precise answers to existing biological questions than existing tools and technologies. Our tools may also complement, enhance and enable new applications of these technologies. We believe we will compete for research spending within the life science research tools market and capture an increasing share of research budgets as our solutions deliver new capabilities, enable new applications and lead to new discoveries. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and In Situ technologies in the future.
We believe there is a large opportunity represented by the number of global academic labs. Based on our internal estimates, we believe there are more than 100,000 global academic labs available to us consisting of United States and international academic research labs, including those funded by the National Institutes of Health ("NIH"), government funding institutions and other privately funded institutions. In the United States alone, approximately 90,000 individual labs have applied for NIH funding over the past five years, and we estimate that more than 50,000 of these researchers work on projects that would benefit from adopting single cell and spatial genomics applications. In addition to customer labs, we believe a strong benchmark of the potential adoption of our solutions is the installed base of real-time polymerase chain reaction (“RT-PCR”) units, which is approximately 50,000 units globally. We also believe, based on industry sources, that there are over 15,000 next generation sequencers installed globally. While owners of next-generation sequencing instruments are one of several potential constituencies for buying our solutions, many of our customers do not own a sequencer and, as the number of cumulative instruments we have sold has grown, many of our customers have purchased multiple Chromium instruments. We believe that our opportunity for sales of our instruments is meaningfully larger than the installed base of next generation sequencers.
Growth of our opportunity is also driven by a broad and increasing range of applications for our solutions. Our solutions can be used in many different applications, including basic biology, oncology and immuno-oncology, genetic disease, neurological disease, autoimmunity, infectious disease, the human microbiome and many others. In the “Century of Biology,” we believe that the mastery of biology will create advances and benefits for a broad and growing range of industries including broader segments of the healthcare industry and beyond.

Our competitive strengths
We believe our continued growth will be driven by the following competitive strengths:
Our position as a leader in a large and growing market. Since launching our first product in mid-2015 through December 31, 2021, cumulatively we have sold 3,511 instruments and we serve thousands of researchers globally. We have fostered deep relationships with many key opinion leaders and as of December 31, 2021, our customers included all of the top 100 global research institutions as ranked by Nature in 2020 based on publications and all of the top 20 global biopharmaceutical companies by 2020 research and development spend. Our products are an important part of our customers’ workflow and a significant portion of them utilize more than one of our solutions. Our technologies have become a vital tool for biological research. To date, more than 3,300 peer-reviewed articles have been published based on data generated using our products. Our position as a leader in this market allows us to form deep partnerships with our customers who help us stay on the frontiers of biology, giving us insight on industry needs that inform our product strategy and providing us with a strong competitive advantage.
Our proprietary technologies. Through multiple years of development, acquisition and in-licensing, we have amassed a core set of technologies and intellectual property rights that form the foundation of our growing suite of products and solutions. These technologies, including instruments, assays and software, combine a diverse set of disciplines, including chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our technologies underlie features and performance that differentiate our products from the competition. Further, many of these technological elements can be utilized across multiple products, enabling us to leverage our existing infrastructure and investment when building future products, increasing the speed of product development and product performance. Worldwide we own or exclusively in-license over 460 issued or allowed patents and over 830 pending patent applications as of December 31, 2021. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to single cell analysis, epigenomics, spatial analysis, in situ analysis and multi-omics.
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
Our customer experience and broad commercial reach. We believe in providing our customers with a high-quality experience from start to finish: starting with a collection of validated methods for preparation of samples to be run on our systems and ending with extensive software to aid in analysis and visualization of the data generated. We have also built comprehensive product testing and quality control into our culture and processes to help guarantee the performance of our products in customer hands. As of December 31, 2021, we employed a commercial team of 417 full time employees. This includes an extensive and highly specialized customer service infrastructure with technical specialists covering multiple areas of expertise, including experimental biology, tissue analysis and handling and software. Many members of our sales and customer service teams have a PhD degree in the relevant scientific field. Both our sales and customer service teams help ensure our customers are successful in designing and executing their experiments and have a positive experience with our products.
Our experienced multidisciplinary team. At 10x, we have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering who are committed to identifying and addressing problems at the forefront of biology. We have supplemented our diverse technical experience by assembling an operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe this confluence of talent from multiple disciplines at 10x allows us to stay ahead of our competitors by identifying highly impactful opportunities and building products and solutions that address these opportunities.

Our growth strategy
Our growth strategy includes the following key elements:
Develop critical enabling technologies. Just as our past success is attributable to our innovative technologies, we believe that our future growth will be driven in large part by our significant continued investment in research and development. We aim to build new platforms, consumables and software that further our goals of interrogating, understanding and mastering biological systems at the needed resolution and scale. We prioritize innovations that meet large unmet market needs, such as measuring novel biological analytes with key functional impact at the single cell level or with spatial context. We expect that these investments in research and development will allow us to increase our penetration of our accessible markets.
Expand our sales of our Chromium instruments. Since our commercial launch in mid-2015 through December 31, 2021, cumulatively we have sold 3,511 instruments and serve thousands of researchers globally. Utilizing our multi-channel sales and distribution infrastructure, we will continue to engage with researchers to increase our sales of Chromium instruments. We will target new customers in addition to expanding the number of instruments within institutions that have already recognized the significant value of our technology. A portion of our current laboratory customers do not yet own a Chromium instrument, but rather gain access to one of our instruments through an adjacent lab or core facility within the institution. These customers are substantial and easily accessible and therefore represent an opportunity for future instrument sales. We also intend to expand our existing geographic reach, both directly and through distributors.
Strengthen use and adoption of our consumables. Our instruments are designed to be used exclusively with our consumables. This closed system generates recurring revenue from consumables tied to each instrument we sell. We plan to drive wider adoption of our products within the workflows of our existing customers. For example, although many biopharmaceutical companies use our products in early drug discovery phases from target identification to validation and across multiple sites, we believe that as our applications are increasingly incorporated into later stages in the drug development process, the amount of our consumables used will grow. We have built a dedicated global strategic sales, marketing and business development team to support the adoption cycle by biopharmaceutical companies. We have also added new instruments to our Chromium instrument lineup which are aimed addressing new customer use cases and driving higher consumable revenue growth. For instance, our Chromium Connect instrument, launched in 2020, automates manual processes to reduce bottlenecks and encourage increased adoption. Additionally, our Chromium X instrument, launched in 2021, enables expansion of single cell studies to routine million cell experiments. We also plan to demonstrate new applications using our current solutions, including applications making synergistic use of multiple solutions.
Identify the most relevant technologies, create or acquire such technologies and develop them into new products. Over the years, we have developed, acquired or in-licensed a core set of technologies and associated intellectual property rights across a broad range of emerging areas within biology and life sciences. The ability to identify these core technologies and capabilities has complemented our internal product development process and enhanced our growing suite of products and solutions. We will continue to identify and acquire or in-license technologies and intellectual property rights that accelerate the development of new features and products or complement our existing features, products and technologies. For instance, we acquired Epinomics, Inc. (“Epinomics”) and Spatial Transcriptomics Holdings AB (“Spatial Transcriptomics”) in 2018, obtaining technology and intellectual property that formed the foundation of our ATAC-seq assay and Visium platform, respectively. We acquired ReadCoor, Inc. ("ReadCoor") and CartaNA AB ("CartaNA") in 2020, obtaining intellectual property, key technology advances, and deep talent and expertise in the emerging In Situ field and forming the foundation for our forthcoming Xenium platform. Additionally, in January 2021 we acquired Tetramer Shop ApS, a developer and provider of reagents for precise monitoring of antigen-specific T cells in research and development, enabling us to strengthen our efforts in immunology. We expect to commercialize this technology with our BEAM-T product in 2022.
Promote our platforms as the standard for single cell, spatial and in situ analysis. We believe many key opinion leaders have recognized our Chromium platform as the standard for single cell analysis. One of our strategies is to broaden this recognition and promote the breadth of scientific achievements enabled by our products. To date, more than 3,300 peer-reviewed articles have been published using data generated by our portfolio of Chromium and Visium solutions. We believe further research and discoveries will unfold as our solutions are utilized as the global standard and that our forthcoming Xenium platform, based on in situ technology, could be impactful on how biological research and clinical assays will be conducted in the future.
Our products and technology
Our products are integrated solutions comprised of instruments, consumables and software. They are built with our expertise in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our products begin with a researcher’s sample (such as a collection of thousands to millions of cells or a slice of FFPE tissue) and perform high-

throughput barcoding to construct libraries that are compatible with standard sequencers. Our proprietary software then provides turn-key analysis pipelines and intuitive visualization tools that allow researchers to easily interpret the biological data from the samples. A summary of our solutions follows below.
Our Chromium Platform
Our Chromium platform, which includes our Chromium Controller, Chromium X Series and Chromium Connect Instruments, microfluidic chips and related consumables, enables high-throughput analysis of individual biological components. The Chromium instruments serve as precisely engineered reagent delivery systems that divide a sample into individual components in up to a million or more partitions, enabling large numbers of parallel micro-reactions. The Chromium platform can be used to partition not only single cells, but also other biological materials such as cell nuclei and DNA molecules. The large numbers of partitions generated using our Chromium products can be used for analyzing samples at high resolutions and at large scales. We pair a partitioned sample with our proprietary gel beads bearing barcodes that allow researchers to uniquely identify the contents of each partition and distinguish them from contents of other partitions. We refer to the partitions that are generated on our Chromium platform as “GEMs,” which stands for Gel beads in EMulsion. We collectively refer to our partitioning and barcoding technologies as our GemCode technology.

10x GENOMICS
CHROMIUM CONNECT
Chromium X
10x GENOMICS
Next GEM
ChromiumCONNECT
Log In
User Name:
Password:

Our Chromium Controller, Chromium X and iX, Chromium Connect and microfluidic chips. Our Chromium consumables run on our Chromium instruments. Our Chromium Controller and Chromium iX instruments are capable of running our Low Throughput and Standard Throughput consumables. Our Chromium X instrument is capable of running Low, Standard and High Throughput consumables. Customers are able to upgrade their Chromium iX to run Low, Standard and High Throughput consumables via firmware upgrade. We have designed our instruments to be widely accessible to researchers with list prices of $35,000, $60,000 and $95,000 for the Chromium Controller, Chromium iX and Chromium X, respectively, and each of these instruments has a form factor that easily fits on a standard laboratory bench. Our Chromium instruments operate exclusively with our microfluidic chips, which are highly engineered single-use devices that process samples and reagents. During our Chromium workflows, the researcher loads a sample onto the microfluidic chip along with our proprietary gel beads and oils. The loaded chip is inserted into the Chromium instrument, which facilitates the generation of GEMs that contain sample and gel beads. Our Chromium Connect product is a high-throughput version of our Chromium Controller instrument that incorporates liquid handling robotics to automate our workflow and can be utilized with our Single Cell Gene Expression and Single Cell Immune Profiling solutions.

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
Key GemCode advantages. Our GemCode technology has a number of technological advantages over alternative tools. For example, our gel beads are composed of proprietary materials that permit their incorporation into GEMs at high efficiency. This efficiency increases the number of partitions that include one and only one barcoded gel bead and avoids loss of information from samples that are not paired with barcodes. Furthermore, the chemical structure of our gel beads allows them to not only encapsulate hundreds of millions of copies of DNA barcode oligonucleotides, but also permit their controlled release at precise times during our workflow. Similarly, our microfluidic chips are engineered to highly precise dimensions and consist of materials that optimize the partitioning of biological materials into GEMs. Such features enable our Chromium platform to provide a combination of superior performance characteristics for single cell analyses:
•High cell throughput: How many cells can be measured at once? Measuring more cells with resolution allows researchers to look for rare cells in a population. If a disease-causing cell occurs in only 1 in 10,000 cells in a sample, then measuring just 1,000 cells will be unlikely to find a single copy of the disease-causing cell. Our Standard Throughput Single Cell Gene Expression and Immune Profiling solutions, on the other hand, have cell throughputs of up to 80,000 cells per run using one microfluidic chip which increases the likelihood of finding a copy of the disease-causing cell. With the launch of our High Throughput Single Cell Gene Expression and Immune Profiling solutions, we have increased cell throughput and enable analysis of up to 320,000 cells per microfluidic chip.
•High cell capture rate: What fraction of the researcher’s sample cells are measured rather than lost? A high cell capture rate is important in many cases where researchers start with only a limited number of rare cells, such as a tumor biopsy from a patient. Our Single Cell Gene Expression and Immune Profiling solutions, for example, have typical cell capture rates of about 65%, which is significantly higher than those achieved by many competing solutions.
•Low doublet rate: How often do researchers avoid doublets—artifacts where two or more cells are read as one? Doublets result in loss of cell information, inaccurate information, and wasted sequencing. Researchers seek products with low doublet rates. Our Single Cell Gene Expression, ATAC and Immune Profiling solutions, for example, have doublet rates of less than 1% per 1,000 cells.

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
For this solution, customers run their samples of interest on the Chromium Controller, Chromium X Series or Chromium Connect to generate GEMs containing single cells and prepare single cell libraries using our reagents. Researchers can sequence these single cell libraries on compatible third-party sequencers, analyze their data using our Cell Ranger analysis pipeline software and visualize their data using our Loupe Cell Browser software. The browser displays a visual representation of the data in which cells having similar gene expression profiles are colored and clustered together. Researchers can explore their data by cluster or gene(s) of interest to derive biological meaning from the visualizations. The following visualization is an example showing single cell profiling of approximately 10,000 mouse brain cells that reveals multiple types of neurons.
______________
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
Furthermore, our Single Cell Gene Expression solution can be used with our Feature Barcode technology to simultaneously measure multiple analytes in the same cells. Our Feature Barcode is highly customizable, allowing our customers to add a barcode to any biological feature they want to analyze in conjunction with gene expression and other biological data. Feature Barcode can currently be used to:
•Measure cell surface proteins simultaneously with gene expression, giving a far fuller picture of the states of single cells that includes the transcriptional profile inside the cells as well as the proteins on the outside of the cells; and
•Measure a set of CRISPR genetic perturbations that have been applied to a cell simultaneously with the resulting changes to gene expression and/or surface protein characterization, allowing users to interrogate the impact of actively perturbing many different aspects of a biological system in a massively parallel fashion.

Our Single Cell Gene Expression solution, along with our other single cell solutions, are currently used by the Human Cell Atlas (“HCA”). The HCA is an international consortium of prominent genomics researchers that has emerged as the first and largest project aiming to develop reference maps for all cell types in all tissues of the human body. In 2017, we announced a collaboration with the HCA to enable pilot research projects. Under the terms of this collaboration, we provide members of the HCA consortium with discounts on our instruments and consumables. Sales to members of the HCA consortium accounted for less than 10% of our revenue for the years ended December 31, 2021 and December 31, 2020. In much the same way that the standardized reference human genome generated by the Human Genome Project in 2003 paved the way for significant leaps in genomics, we believe that creation of a standardized reference of human cell types is critical for future advances. We believe that our partnership with the HCA is a recognition of the quality of our products and may accelerate their adoption by the wider research community.
To date, more than 3,300 peer-reviewed scientific publications have been published using data generated by our Single Cell Gene Expression solution with the top research areas being developmental biology, immunology and oncology. This body of work is yielding significant insights into many different areas of biology and disease. For example, after the COVID-19 pandemic emerged in 2020, a coalition of researchers from the Human Cell Atlas Biological Network re-analyzed single-cell gene expression datasets obtained from the respiratory system, retina, intestine, heart, muscle, liver, brain, skin and many other tissues and organs. Through this work, the authors clarified the expression patterns of key genes responsible for SARS-CoV-2 infection of human cells throughout the body, providing the most detailed view for where SARS-CoV-2 could infect human cells, which suggested important implications for viral transmissibility. This analysis highlighted the forward-thinking importance of the Human Cell Atlas consortium efforts to use single-cell gene expression, supported by us to extensively catalogue all of the cells present throughout every tissue and organ in the human body as a foundation for future understanding of critical human diseases. Subsequent single-cell gene expression studies throughout 2020 built upon this foundation to identify the cellular expression of additional genes and molecular regulatory mechanisms required for SARS-CoV-2 infection, differences in cellular immune responses that correlate with severity of COVID-19, and to develop human cell culture, non-human animal and human organoid models of infection to enable the rapid pre-clinical study of treatments for this disease.
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
The workflow of this solution, which is similar to that of the Single Cell Gene Expression solution, utilizes our Chromium Controller, Chromium X Series or Chromium Connect to generate GEMs, followed by single cell library preparation and sequencing. In contrast to Gene Expression, our Single Cell Immune Profiling solution uses a different biochemistry that obtains sequence information from the 5’ end of mRNA molecules, rather than their 3’ end. This biochemistry allows researchers to capture the more information-rich regions of immune receptor transcripts. Our Single Cell Immune Profiling solution also includes a step of enriching for immune receptor transcripts using specific primers to create an immune-specific library that can be sequenced separately from gene expression. We have also developed specialized pipelines within our Cell Ranger software and a specialized visualization software, Loupe V(D)J Browser, for visualizing the paired immune receptor information derived from this product. This software allows researchers to identify cell type clusters based on gene expression and then layer T-cell and/or B-cell receptor sequence diversity directly onto that visualization, enabling users to easily derive biological meaning from these two different data types. The following visualization is an example showing the simultaneous assessment of paired immune cell receptor information and gene expression in colorectal cancer cells.

______________
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
Feature Barcode can be used in combination with our Single Cell Immune Profiling solution, adding significant multi-omic functionality. Importantly, this functionality allows users to determine the antigen that is bound by immune cells simultaneously with their gene expression. This capability allows researchers to determine both the receptor sequences of individual immune cells as well as an antigen that the receptor targets and makes this analysis practical to perform for millions of immune cells. We believe that the capability to understand immune receptor-antigen interactions at a high-throughput single cell level is tremendously valuable for elucidating the rules of immune cell targeting and can be used to understand disease and identify leads for immunotherapies.
We believe our technology can assist researchers in constructing an immune map of receptor-antigen targeting rules. Such a map would allow for the prediction of the antigens recognized by a given receptor, or conversely, the prediction of receptors that bind to a given antigen. Due to the large number of potential receptor sequences and the large number of possible antigens, researchers previously assumed that computational prediction of the cognate antigen from receptor sequence alone would be impractical. However, recent work demonstrated that T-cell receptor sequences that recognize the same antigen shared enough sequence features that a computational prediction framework for mapping T-cell receptors to antigens is feasible. We believe that our Single Cell Immune Profiling Solution combined with Feature Barcode will enable extending this work at far higher scales.
In 2022, we expect to make our Barcode Enabled Antigen Mapping (BEAM) Solution commercially available . We anticipate that our BEAM-Ab and BEAM-T technologies will provide an end-to-end solution for the high-throughput discovery of antibodies and T-cell receptors respectively against multiple antigens in as quickly as one week. We anticipate that this product will be especially suited for biotech and pharmaceutical companies and we expect the solution to include tailor made software designed to process and analyze these rich data sets.
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
ATAC-seq stands for “Assay for Transposase Accessible Chromatin using sequencing.” This technique uses an engineered transposase enzyme to insert nucleic acids tags into the genome while also excising the tagged sequences from its surroundings. ATAC-seq is based on the fact that the transposase enzyme will preferentially tag and excise regions of the genome that have an “open” chromatin state that is unimpeded by proteins bound to genomic DNA. The tagged sequences can be sequenced to infer genomic regions of increased chromatin accessibility as well as map regions that are bound by transcription factor proteins responsible for regulating gene expression. ATAC–seq was pioneered by researchers at Stanford University and intellectual property rights directed to ATAC-seq are exclusively licensed to us. ATAC-seq has now become an important tool in epigenetics and genome-regulation research.
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
______________
Open chromatin signals around marker genes are specifically associated with the cell type of expression. Plots show aggregate chromatin accessibility profiles for each cluster at several marker gene loci.
Our Single Cell ATAC solution has been adopted by a number of key opinion leaders. In one example, researchers used a combination of single cell transcriptome profiling and single cell ATAC-seq to identify enhancer elements that mark specific sub-classes of cells in the mouse brain. Once these elements are identified they can be targeted in order to generate mice with specific cell types labeled or perturbed at a level of specificity not usually achievable using gene expression alone. The ability to specifically target new cell types of interest allows in-depth investigations of the functions of those targeted cells.
Single Cell Multiome ATAC+Gene Expression
Our Chromium Single Cell Multiome ATAC+Gene Expression solution enables customers to link a cell’s epigenetic state, which affects how genes are regulated, directly to its transcriptional output, in up to millions of cells simultaneously. This product is the first commercial solution to enable simultaneous interrogation of both the RNA and chromatin accessibility, using the Assay for Transposase Accessible Chromatin (ATAC) in a single cell. Previously, researchers would profile these two modalities separately using our Single Cell Gene Expression solution and Single Cell ATAC solution, and computationally infer related cell types between the two datasets. However, with our recently introduced Single Cell Multiome ATAC+Gene Expression solution, it is now possible to directly measure both modalities in the same single cell, providing valuable insights into how the epigenetic landscape in a cell (the “input”) directly impacts downstream gene expression (the “output”).
Our Single Cell Multiome ATAC+Gene Expression solution is similar in workflow to our Single Cell Gene Expression and Single Cell ATAC products on the Chromium platform. In the workflow, users treat cell nuclei with transposase enzyme and then use our Chromium Controller to encapsulate these nuclei in GEMs. The tagged DNA sequences and the mRNA from the nuclei are barcoded inside GEMs and then processed to generate gene expression and ATAC sequencing libraries. Sequencing reads are analyzed using our Cell Ranger ARC software, which has been specifically designed to leverage data from both RNA and ATAC data, and visualized using our Loupe Cell Browser. The following visualization is an example of how chromatin accessibility from ATAC data can be linked with gene expression data for inferring regulatory interactions in cells:

This product launched in the third quarter of 2020 and has been rapidly adopted by major academic institutions, including a study presented at the Opening Plenary session of the American Association for Cancer Research (AACR) Annual Meeting in 2020. In addition to applications in oncology, researchers are also applying the assay to neuroscience, including understanding the genetic architecture of neuropsychiatric diseases, and immunology, for understanding T-cell exhaustion during immunotherapy.
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
Our Visium products are based on technology that we acquired from Spatial Transcriptomics in 2018. Spatial Transcriptomics utilized arrays having specialized probes on their surfaces that are encoded with the spatial position of the probe. In the Visium product workflow, a tissue sample is placed onto the array and reagents are added by the user to create barcoded molecules from the array probes and the biological material in the tissues. This barcoded material encodes the spatial information that was contained in the probes. Users then pool the material from the array and follow a protocol to create libraries of molecules that can be sequenced using a standard sequencer. After sequencing, analysis software assigns each sequencing read to its spatial position of origin, aligning with a morphological stain of the tissue section. Collectively, the spatially defined reads provide a visual depiction of the locations and patterns of large numbers of biological analytes simultaneously in the tissue sample.
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
Our Visium solution for spatial gene expression analysis was launched in late 2019. Our Visium Spatial Gene Expression product has significant improvements over the Spatial Transcriptomics product, including increased spatial resolution, increased gene sensitivity, a simpler workflow, compatibility with both hematoxylin and eosin (H&E) and immunofluorescence stains, and fully developed analysis and visualization software. In 2021, we launched Visium Spatial Gene Expression for FFPE which featured an entirely new chemistry enabling Visium to be applied to FFPE tissues with similarly high sensitivity and the same spatial resolution as fresh frozen samples.

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
Our Xenium platform
Our forthcoming Xenium platform for in situ analysis is being designed to give scientists the ability to not only locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample often discovered using our Chromium and Visium platforms.
In situ is a Latin expression that means “in the original place." In situ analysis is used to describe a method to detect and analyze RNA and protein molecules right where they are within the tissue, without the need to extract or capture them.
Based on our internal research and development and the acquisitions of ReadCoor and CartaNA, we expect our Xenium platform to be a complete end-to-end solution, including a robust instrument, consumables and software. We anticipate it will be applicable to both fresh frozen and FFPE samples and have a menu of tissue-specific and research-specific gene panels along with the ability to design custom gene sets. We expect the instrument to come with onboard analysis capabilities to process image data, localize RNA signals and perform secondary analysis. We anticipate that customers will also be able to easily transfer data from the instrument and perform visualization and further analysis with 10x-provided software or other tools of their choice.
Our analysis and visualization software
Our software is a fundamental part of our integrated solutions and is comprised of two parts, analysis and visualization. Our analysis pipeline software tools, including Cell Ranger and Space Ranger, take raw sequencing data as input and transform them into biologically meaningful results. Customers can further analyze these results in their own or third-party tools, or take them into our Loupe family of visualization software tools, which allow users to draw insights using an intuitive user interface without writing code. Our analysis and visualization software is generally available to researchers free of charge, so as to accelerate the adoption of our products and software as a standard for genome, single cell and spatial analysis. In 2021, we launched 10x Genomics Cloud Analysis, which makes it even easier for new 10x customers to get started, and for our advanced users to scale to larger and more complex experiments.
We believe that the main factors that differentiate our software include:
•Ease of installation and use. Much of the software typically used in bioinformatics analysis requires substantial programming expertise to use and even just to install. We invest substantial effort in making our software both easy to install and use, so researchers can focus on their experiments rather than installation requirements. The 10x Genomics Cloud takes that one step further.
•Advanced algorithms and methods. Our software makes the latest analytical methods easily accessible to researchers and we are constantly working to improve our software’s ability to realize the maximum value and benefit of the data produced by our chemistries and platforms.
•Scalable from workstation to cluster to cloud. A robust, common architecture underlying our software tools gives researchers maximum flexibility to run our software on-premises on individual workstations or servers, on large high-performance compute clusters and in private and public clouds.
Peer-reviewed scientific publications using our products
To date, we estimate that more than 3,300 peer-reviewed articles have been published based on data generated using our products. More than 390 of these articles were published in three of the most highly regarded journals: Cell, Nature and Science. Underscoring the reach of our products, these publications cover a wide range of research and applied areas from cell biology to genetic health to neuroscience with the top three areas of publication, according to our estimates, being immunology, developmental biology and cancer research.

Research area	Number of articles	Percentage
Immunology	573	17.3%
Cancer Research	518	15.6
Developmental Biology	494	14.9
Computational Method	306	9.2
Neuroscience	299	9.0
Cell Atlas	173	5.2
Infectious Disease	137	4.1
Cell Biology	135	4.1
Genome Assembly	135	4.1
Assay Method	111	3.3
Genetic Health	87	2.6
Immuno-Oncology	75	2.3
Agrigenomics	61	1.8
Genome Analysis	53	1.6
Reproductive Biology	37	1.1
Functional Genomics	31	0.9
Method Comparison	29	0.9
Conservation Biology	18	0.5
Cardiovascular	16	0.5
Population Genetics	16	0.5
Microbiology	9	0.3
Single Cell Multiomics Method	5	0.2%
We have seen robust quarter-over-quarter growth in the number of publications commensurate with our commercial growth and success:
These publications describe, for example, the use of our products to:
•Integrate single-cell transcriptomics, antibody sequencing and antibody binding to profile the molecular features of the antibody response to influenza vaccination;

•Identify the immune cell signature of bacterial sepsis;
•Investigate the pathology of SARS-CoV-2, identify potent neutralizing antibodies, and develop potential treatments;
•Map the spatial architecture and cellular composition of cutaneous squamous cell carcinoma in human skin;
•Overturn a previous mechanistic theory for immune checkpoint blockade by showing peripheral recruitment of novel CD8+ T-cell clones in multiple types of cancer;
•Define cellular and genetic networks linked to amyloid plaque formation in Alzheimer’s disease; and
•Characterize the window of implantation during the human menstrual cycle by creating transcriptomic profiles of endometrial cell types.
Research and development
Our research and development teams have designed and developed our proprietary products using an interdisciplinary approach that combines expertise across the fields of chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our research and development groups work together in cross-functional project teams; an approach that has been key to our success to date. Our research and development teams are currently located in our headquarters in Pleasanton, California, in Stockholm, Sweden, in Copenhagen, Denmark and in Singapore.
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
Develop new solutions for our Visium platform. In 2019, we introduced the first product on our Visium platform, which offers high spatial resolution, high sensitivity, efficient workflow and analysis and visualization software. In 2021, we launched Visium Spatial Gene Expression for FFPE enabling Visium to be applied to FFPE tissues with similarly high sensitivity and the same spatial resolution as fresh frozen samples. We are working to develop new technologies for our Visium platform that will further enhance the spatial resolution, usability and automation of our platform.
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
Investigate and develop new technologies, including our emerging Xenium platform. We will seek to both develop and acquire new technologies that could be additive to or complementary with our current portfolio. For example, in 2020, we acquired ReadCoor and CartaNA, which when combined with internal innovations form the basis of our forthcoming Xenium In Situ Analysis Platform.
Our research and development costs were $211.8 million and $123.4 million for the years ended December 31, 2021 and 2020, respectively. In-process research and development costs, consisting of costs incurred to acquire intellectual property for research and development were $447.5 million for the year ended December 31, 2020. There were no similar acquisitions in the year ended December 31, 2021. As of December 31, 2021, we employed 464 employees in research and development. Looking forward, we will continue to invest in efforts to support the ongoing development of our instruments, consumables and software across all three of our platforms, as well as enhance the overall performance of our solutions.
Commercial
Commercial team
We began the full launch of our first product in mid-2015 and have since sold thousands of products globally. Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions focused on life sciences research. We sell our products primarily through our own direct sales force in North America and certain regions of Europe. As of December 31, 2021, our commercial organization consisted of 417 full time employees, including more than 160 commissioned sales representatives, many with PhD degrees and many with significant industry experience. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. We have sold products in more than 45 countries.
For both the years ended December 31, 2021 and 2020, no single customer, including distributors, represented greater than 10% of our business. For both the years ended December 31, 2021 and 2020, sales to academic institutions represented approximately 60% and 65% of our direct sales revenue, respectively. We expect that sales to biopharmaceutical companies will represent a growing proportion of our revenue in the future.
Commercial strategy
Our products are integrated solutions comprised of instruments, consumables and software. We aim to drive customer adoption and sales of our Chromium instruments which then forms a base of users who drive revenue by purchasing our consumables. Our products are designed to be easy to install and use without the need for extensive training.
Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions. Our strategy typically involves targeting key opinion leaders during the initial phase of our product launches, after which we aim to expand adoption of our products across a broader base of customers. As our customer base has grown, we have been able to sell more instruments to accelerate the adoption of new solutions. Over half of our customers purchased our consumables relating to more than one of our solutions in both the years ended December 31, 2021.
Our commercial strategy focuses on ensuring our customers are successful with our products. These successes often result in publications which can drive increased public awareness and further market adoption. Since our first product launch in 2015, there have been more than 3,300 publications by researchers using data generated by our products.
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

Suppliers and manufacturing
Consumables
The majority of our consumable products are manufactured in-house at our facilities in Singapore and in Pleasanton, California. These manufacturing operations include: gel bead generation, surfactant synthesis and emulsion oil formulation, reagent formulation and tube filling, microfluidic chip manufacturing, kit assembly and packaging as well as analytical and functional quality control testing. Our Pleasanton, California and Singapore manufacturing operations are ISO 9001:2015 certified, which covers design, development, manufacturing, distribution, service and sales.
We obtain some components of our consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for some, but not all, of our critical reagents, enzymes and oligonucleotides. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors—Risks related to our business and industry—We and our customers are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and the loss of any of these suppliers could harm our business. The ability of our suppliers to meet our needs and the needs of our customers could be reduced or eliminated by the impacts of the COVID-19 pandemic."
Instruments
We outsource manufacturing for our Chromium Controller, Chromium X Series and Chromium Connect to a qualified contract manufacturer. This manufacturer has represented to us that they maintain ISO 13485 certification. Our Chromium Connect includes an automated workflow liquid handling robot which is manufactured by our partner.
Human Capital
At 10x, our success begins with our people. We are led by a talented, global and diverse team of scientists, software developers and subject matter experts who help drive adoption of our products and support our vision. We have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering, and have supplemented this diverse technical experience with our operational team with expertise in manufacturing, legal, sales, marketing, customer service, human resources and finance. As of December 31, 2021, we employed a total of 1,239 individuals, 956 of whom were employed in the United States and 283 of whom were employed outside the United States. As of December 31, 2021, our 1,239 employees included 464 in research and development, 417 in sales, marketing and support, 230 in general and administrative and 128 in manufacturing, of which many hold PhDs in their respective disciplines. Additionally, most of our senior management team and the members of our board of directors hold either PhDs and/or other advanced degrees. Our Company's scientific expertise is therefore embedded within the management team and throughout the organization. We are very proud to say that some of the world-leading experts in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering work and thrive at 10x. Our employees are highly motivated by our mission.
We embrace diversity and inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.
We continue to emphasize employee development and training. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership and development programs that enable continued learning and growth. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.
We have never experienced a work stoppage. In addition, none of our U.S. employees are represented by a labor union or covered under a collective bargaining agreement. In our international territories, apart from standard industry-wide labor unions and compulsory collective bargaining agreements, such as in Italy where we have fewer than ten employees, none of our employees are represented by a labor union or subject to a collective bargaining agreement. We consider our relationship with our employees to be positive.

Competition
The life sciences market is highly competitive. There are other companies, both established and early stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. These companies include Becton, Dickinson and Company and Nanostring Technologies, Inc., each of which has products that compete with our products, as well as a number of other emerging and established companies. Some of these companies may have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products.
We believe we are differentiated from our competitors for many reasons, including our position as a leader in a large and growing market, proprietary technologies, rigorous product development processes and scalable infrastructure, customer experience and multidisciplinary teams. We believe our customers favor our products and company because of these differentiators.
For further discussion of the risks we face relating to competition, see the section titled “Risk Factors—Risks related to our business and industry—Our industry is highly competitive. If we fail to compete effectively, our business and operating results will suffer.”
Government regulation
The development, research, testing, manufacturing, marketing, post-market surveillance, distribution, packaging, import, export, sales, advertising, promotion and labeling of medical devices are subject to regulation in the United States by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and outside the United States by comparable state and international agencies such as the national competent authorities of the European Union (“EU”) member states and the Medicines and Healthcare products Regulatory Agency in the United Kingdom. The FDC Act defines a medical device to include, among other things, any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Pursuant to its authority under the FDC Act, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). In the EU, Directive 98/79/EC (“EU IVDD”) currently governs the rules applicable to IVDs. The EU IVDD defines an IVD as “any medical device which is a reagent, reagent product, calibrator, control material, kit, instrument, apparatus, equipment, or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of specimens, including blood and tissue donations, derived from the human body, solely or principally for the purpose of providing information: (i) concerning a physiological or pathological state, or (ii) concerning a congenital abnormality, or (iii) to determine the safety and compatibility with potential recipients, or (iv) to monitor therapeutic measures.” National competent authorities of the EU member states enforce compliance with medical devices (including IVDs) requirements. The EU rules are generally applicable in the European Economic Area (“EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).
We believe that our current products are not medical devices within the meaning of the FDC Act and foreign regulations applicable in countries where we market our products, such as the EU IVDD in the EU, but we nevertheless market our products for research use only (“RUO”). IVDs that are marketed for RUO are not intended for use in a clinical investigation or for clinical diagnostic use outside an investigation and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for RUO and are properly labeled as RUO are exempt from compliance with the FDA’s requirements applicable to medical devices more generally, including the requirements for clearance or approval and compliance with manufacturing requirements known as the Quality System Regulation. In the EU, the EU IVDD clearly indicates that: “instruments, apparatus, appliances, materials or other articles, including software, which are intended to be used for research purposes, without any medical objective, are not regarded as devices for performance evaluation.” To be categorized as an RUO product, the product must have no intended medical purpose or objective. Consequently, products labeled as RUO are essentially not subject to compliance with the EU IVDD requirements such as conformity with the essential requirements laid down in the EU IVDD. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA or foreign authorities as adulterated and misbranded under the FDC Act or foreign regulations and subject to FDA or foreign authorities enforcement action. The FDA or foreign authorities may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.

Although we currently market our products as RUO, we may in the future develop products intended to be used for clinical or diagnostic purposes, which would result in the application of a more onerous set of FDA and foreign regulatory requirements. Generally, unless an exemption applies, each new or significantly modified medical device we may seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of an application for premarket approval (“PMA”). In the EU, there is currently no premarket government review of medical devices (including IVDs). However, all IVDs placed on the EU market must meet the essential requirements of the EU IVDD including the requirement that an IVD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. Compliance with the essential requirements of the IVDD is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The 510(k) clearance, PMA and CE mark processes can be resource intensive, expensive and lengthy, and require payment of significant (user) fees. Medical devices are also subject to post-market requirements. Failure to comply with applicable regulations can result in enforcement actions such as: warning letters, fines, injunctions, civil or criminal penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications, or withdrawals or suspensions of existing clearances, approvals or certifications.

Rules governing medical devices including IVDs may change. For instance, the EU regulatory landscape concerning IVDs is evolving. On April 5, 2017 Regulation (EU) 2017/746 (“EU IVDR”) was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike the EU IVDD, the EU IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. The EU IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The EU IVDR expressly provides that products intended for RUO are excluded from the scope of the regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an IVD and is not subject to compliance with the IVD requirements. Depending on the products in question, other regulations may be applicable to the RUO products.
Intellectual property
Our success depends in part on our ability to obtain, maintain, enforce and defend intellectual property rights owned or licensed to us that are directed to our products and technology. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets, copyright and other methods of protecting proprietary information. Worldwide we own or exclusively in-license over 460 issued or allowed patents and 830 pending patent applications as of December 31, 2021. We also license additional patents on a non-exclusive and/or territory restricted basis.
We seek trademark registration to protect key trademarks such as our 10X, 10X GENOMICS, CHROMIUM, VISIUM and XENIUM marks, however, we have not yet registered all of our trademarks in all of our current and potential markets. We own registered trademarks on 10X GENOMICS and product related brand names in the United States and worldwide.
Pursuant to certain license agreements, we in-license rights under certain U.S. and foreign patents and patent applications from third parties directed to our products and technology. Some of these agreements grant us an exclusive right to practice the licensed intellectual property rights in a specific field and/or territory, and are subject to customary restrictions. We may also be obligated to pay our licensors certain milestones, royalties and/or other contingent payments. Subject to customary termination rights, such exclusive license agreements typically will expire upon the last valid claim included in the licensed patents expires or, in some cases, upon our failure to achieve specified sales volume thresholds. Certain of these agreements also require that any products that are covered by the licensed patents be substantially manufactured in the United States.
In September 2013, we entered into an exclusive license agreement with the President and Fellows of Harvard University (“Harvard”), pursuant to which we in-license exclusive, worldwide rights under certain of Harvard’s patents and patents applications in the field of sequencing sample preparation and single cell analysis (“Harvard Agreement”). Subject to the terms of the Harvard Agreement, we are required to pay Harvard a low single-digit royalty percentage, based on the net revenue of certain products that are covered by the patents and patent applications licensed under the Harvard Agreement, payable until the last to expire of the valid claims included in such licensed patents and patent applications. The Harvard Agreement is projected to expire in 2034.

In connection with our acquisition of Spatial Transcriptomics, we are required to make contingent payments to the sellers based on revenue from sales of Spatial Transcriptomics products and Visium products, for the years ended December 31, 2019 through December 31, 2022. These contingent payments are equal to a percentage in the teens multiplied by such revenue.
In September 2020, we entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), pursuant to which we in-license exclusive, worldwide rights under certain of Stanford’s patents and patents applications directed to ATAC-seq technology in all field of use (“Stanford Agreement”). Subject to the terms of the Stanford Agreement, we are required to pay Stanford a low single-digit royalty percentage based on the net revenue of certain ATAC-seq products that are covered by the patents and patent applications licensed under the Stanford Agreement, payable until the last to expire of the valid claims included in such licensed patents and patent applications. The initial exclusivity period of the Stanford Agreement terminates in 2025, provided, we have the option to extend the exclusivity period for additional one-year terms if we meet certain minimum sales thresholds beginning in 2025. If the exclusivity period ends or we fail to extend the exclusivity period, we retain a non-exclusive license under the licensed patents and patent applications. The Stanford Agreement is projected to expire in 2038.
For the years ended December 31, 2021 and 2020, we made aggregate contingent and royalty payments under the Spatial Transcriptomics acquisition agreement, Stanford license agreement and Harvard license agreement, collectively, of less than $12.0 million and $7.0 million, respectively. We expect the size of these payments to grow as our business grows.
The patents we own expire beginning in 2033 and the patents we exclusively in-license expire beginning in 2028.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We cannot provide any assurance that any of our current or future patent applications will result in the issuance of patents, or that any of our current or future issued patents will effectively protect any of our products or technology from infringement or prevent others from developing, manufacturing or commercializing products or technology that infringe, breach or violate our intellectual property rights.
For further discussion of the risks relating to intellectual property, see the section titled “Risk Factors—Risks related to litigation and our intellectual property.”
Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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

Available information
Our website is located at https://www.10xgenomics.com, and our investor relations website is located at https://investors.10xgenomics.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge through a link on our investor relations website. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
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
•The COVID-19 pandemic and its impact on our customers and suppliers as well as on our operations, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
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

Risks related to our regulatory environment and taxation:
•Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multi-omic information and gene editing;
•Our products could become subject to more onerous government regulation; and
•Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers.
Risks related to our intellectual property, information technology and data security:
•Our success will depend on our ability to obtain, maintain and protect our intellectual property rights; and
•Our solutions contain third-party open source software components.
Risks related to litigation and our intellectual property:
•Our potential involvement in lawsuits in connection with intellectual property rights; and
•Our ability to effectively protect and enforce our intellectual property rights.
Risks related to ownership of our Class A common stock:
•The multi-class structure of our common stock; and
•The requirement of our bylaws that the State of Delaware is the exclusive forum for disputes between us and our shareholders.
The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.
Risks related to our business and industry
Our business currently depends significantly on research and development spending by research institutions and the ability of researchers to access and fully utilize labs and conduct research, a reduction in which could limit demand for our products and materially and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium and Visium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research in light of the COVID-19 pandemic, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our instruments and solutions are used;
•our inability or the inability of our customers to source products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers or distribution networks stemming from the COVID-19 pandemic, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
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
Our customers may encounter problems in hiring and retaining the personnel needed to utilize our products or train others to use our products, which could result in decreased demand for our products and could materially and adversely affect our business, operating results and financial condition. Additionally, the research of our customers often requires long uninterrupted studies performed on a consistent basis over time. Reductions in or other difficulties relating to staffing, capacity, lab slowdowns or shutdowns or interruptions in the ability of our customers to complete research projects, including reductions in staffing, capacity, slowdowns or shutdowns or interruptions stemming from the COVID-19 pandemic, could be particularly damaging to these studies, our customers and our business.
The impacts and potential impacts of the COVID-19 pandemic continue to create significant uncertainty for our business, financial condition and results of operations.
The extent of the impacts of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, supply chain disruptions, logistics, shipping and other distribution disruptions, operations disruptions, labor shortages, resurgences, local, state, national and global vaccination efforts, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behaviors in response to the pandemic, some of which may be more than just temporary. Our global operations expose us to risks associated with the COVID-19 pandemic, which has continued to result in challenging operating environments. COVID-19 continues to affect all of the countries and territories in which our products are developed, made, manufactured, distributed or sold. COVID-19 mitigation measures, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns, slowdowns and closures, have impacted and continue to impact us, our employees, customers, contract manufacturers, distributors, partners, suppliers and other third parties with whom we do business. The countries and territories in which our products are developed, made, manufactured, distributed or sold are in varying stages of restrictions, re-opening and closing to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. There remains considerable uncertainty regarding how the effects of the pandemic, including supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages and current and future health and safety measures implemented in response to the pandemic, will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of labor shortages, changes or disruptions to supply chains or logistics, shipping and other distribution operations or increases in employee costs, operating costs or otherwise), further impact our ability to perform research and development, manufacturing, and shipping of our products and other necessary equipment, components and materials, how they will further impact our supply chain and the availability of our products or equipment, components and materials used in conjunction with our products and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions or cause other disruptions to logistics, shipping or other distribution operations, each or all of which can impact our ability to make, manufacture, distribute and sell our products. To date, we have incurred increased costs as a result of COVID-19, including increased expenses related to supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages and implementation of additional measures to ensure the health and safety of our workforce. In addition, measures that impact our ability to access and utilize our facilities may continue to impact the availability of our employees, some of whom are not able to perform their job functions remotely. If a significant percentage of our or our partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. Any sustained interruption in our, our partners’ or other third parties' operations, research and development, labor force, distribution network or supply chain or any significant continuous shortage of products, equipment, components or materials or other supplies as a result of the COVID-19 pandemic or otherwise, including as a result of increased demand for certain products, could materially impair our ability to develop, make, manufacture, distribute or sell our products.
If the operations of our suppliers or our customers' suppliers are impacted by supply chain disruptions, logistics, shipping and other distribution disruptions or labor shortages, we may not be able to source the necessary equipment, components and materials to build or distribute our products in sufficient quantities to meet demand or our customers may not be able to source the equipment, components and materials they need to use our products. For example:
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
•competition for shipping and air transport has impacted, and may continue to impact, our ability to timely deliver products to our customers;
•shortages of certain chemicals, oils and beads utilized in our microfluidic chips has impacted, and may continue to impact, our ability to carry a buffer of inventory to safeguard against continuous significant shortages of such materials;
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
The risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory. Additionally, the risk that we, our suppliers, our customers or other third parties may not be able to source the equipment, components and materials needed to manufacture or use our products may require that we redesign and/or requalify, or attempt to redesign and/or requalify, certain of our products in order to facilitate our customers' experiments, and such attempts to redesign and/or requalify may not be successful.
Compliance with governmental or other measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines and other penalties, any of which can adversely affect our business. In addition, while much of our workforce had returned to our offices and resumed onsite work, resurgences of COVID-19 resulted in a return to remote work for our employees. Having our employees working remotely amplified certain risks to our business and may do so again. For example, the increase in remote work has increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic and led to an increase in the number of points of potential exposure, such as laptops and mobile devices, to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.
Public concern regarding the risk of contracting COVID-19 has and may impact demand from customers. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect customer behaviors and resurgences of COVID-19 could amplify such impacts. In addition, changes in customer purchasing patterns may increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters. Spikes in customer demand for our products may make it harder for us to distribute our products in a timely manner. In addition, some researchers who would be running experiments using our platforms have instead shifted their resources to COVID-19 experimentation. Furthermore, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The continued economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies.

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
We do not have long-term contracts with our suppliers for the significant majority of the services, equipment, materials and components we use for the manufacture and delivery of our products. We also rely on single suppliers for all of our requirements for certain equipment, materials or components. In many cases we do not have long term contracts with these suppliers, and even in the cases where we do, the contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our needs, specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, alternative priorities, logistics, shipping or other distribution difficulties, disruption at or affecting our suppliers’ facilities, such as difficulties hiring and retaining adequate staffing, work stoppages or natural disasters, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. If we are not able to obtain equipment, materials and components that meet our needs, specifications, quality standards and delivery schedule on satisfactory terms, our business will be harmed. Any increase in equipment, material and component costs or decrease in availability could reduce our sales and harm our gross margins.
For example, we depend on a limited number of suppliers for enzymes and amplification mixes used in our consumables. In some cases, these manufacturers are the sole source of certain types of enzymes and reagents. We do not have long-term contracts with most of these sole source suppliers. Lead times for some of these components can be several months or more and in the past have been, and in the future could be again, exacerbated due to the COVID-19 pandemic, supply chain disruptions, labor shortages or other factors. In the event that demand increases, a manufacturing ‘lot’ does not meet our specifications or we fail to forecast and place purchase orders sufficiently in advance, this could result in a material shortage. Some of the components and formulations are proprietary to our vendors, thereby making second sourcing and development of a replacement difficult. Furthermore, such vendors may have intellectual property rights that could prevent us from sourcing such reagents from other vendors. Some vendors could choose to use their enzymes, amplification mixes or other components to create products that directly compete with our consumables and end our current supplier-customer relationship. If enzymes and reagents become unavailable from our current suppliers and we are unable to find acceptable substitutes for these suppliers, we may be required to produce them internally or change our product designs.
We have not qualified secondary sources for all equipment, materials or components that we source through a single supplier and qualification of a secondary supplier may not prevent future supply issues. Labor shortages, logistics, shipping or other distribution operations difficulties or disruption in the supply of equipment, materials or components could impair our ability to sell our products and meet customer demand, and also could delay the launch of new products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials.
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues which may result from the COVID-19 pandemic, the impacts of the COVID-19 pandemic, supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages or other factors may exacerbate the risks described in this risk factor and could cause certain of our suppliers to reduce their ability to meet our or our customers' needs, be unable to operate temporarily or even go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our suppliers or customers may face difficulties in procuring or delivering, or in some cases may be unable to procure or deliver, the equipment, materials or components from their own suppliers necessary to supply us with products, equipment, components or materials or conduct experiments using our solutions. For example:
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
•competition for shipping and air transport has impacted, and may continue to impact, our ability to timely deliver products to our customers;
•shortages of certain chemicals, oils and beads utilized in our microfluidic chips has impacted, and may continue to impact, our ability to carry a buffer of inventory to safeguard against continuous significant shortages of such materials;
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
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. The majority of our consumables are perishable and must be kept below certain temperatures. As such, we ship our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to hiring difficulties or labor disruptions, fuel shortages, dry ice shortages, bad weather, natural disasters, infectious disease, conflict, war, civil unrest, epidemics or pandemics including COVID-19, outbreaks and resurgences, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. While we work with customers to replace any consumables that are impacted by delivery disruptions, our reputation and our business may be adversely impacted even if we replace perished consumables free of charge. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
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
•our inability or the inability of our customers to source our products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers stemming from the COVID-19 pandemic, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
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
•the level of demand for our products, which may vary significantly and result in excess capacity expenses, our ability to accurately forecast such demand and our ability to increase penetration in our existing markets and expand into new markets;
•the effects of inflation on us or our customers, manufacturers and suppliers, including increases in the cost of labor and materials;
•our ability to successfully integrate new personnel, technology and other assets that we acquire into our company;
•the timing and amount of expenditures (including success fees) related to litigation, as well as the outcomes of and related rulings in the litigation and administrative proceedings which may vary substantially from quarter to quarter;
•our ability and the ability of our partners to successfully manufacture our instruments and consumables in necessary quantities at necessary quality, including due to the impacts of supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
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
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues (including issues stemming from the COVID-19 pandemic) could result in our inability to supply our products to our customers, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, the COVID-19 pandemic has disrupted air, sea and other travel in the United States and globally. Such disruptions could reduce or eliminate our ability to receive components or supply our customers. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, war, civil unrest, epidemics or pandemics including COVID-19, outbreaks and resurgences, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials, including disruptions stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Unforeseen end-of-life or unavailability of certain components, such as enzymes, could force us to purchase materials on the spot market at higher cost or require us to modify our product specifications to accommodate replacement components which could be costly or delay product shipments. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
We may be unable to consistently manufacture our instruments and consumables to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California and Singapore facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. In many cases, the consumables we manufacture are bundled with products or components that we source from third parties and assemble, package and perform quality assurance testing at our Pleasanton facilities. Our Chromium instruments are manufactured by our third-party manufacturers at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. While customer complaints regarding defects in our products and consumables have historically been low, our customers have experienced quality control and manufacturing defects in the past. For example, a manufacturing defect in certain of our Chromium Controllers resulted in an unacceptable level of LCD screen failures and we launched a free replacement program in 2018 to allow customers to replace affected LCD screens as a result. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that meet our requirements or our customers' expectations. Certain of our consumables are subjected to a shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or prior to use by our customers due to delivery delays, or shipment of defective instruments or consumables to customers, may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or their facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to manufacture products without defects that meet our specifications or maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
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

The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the introduction of new instruments and consumables, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience and the risk of manufacturing defects or quality control issues could increase as a result. The expansion of our manufacturing capabilities could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We and our third-party manufacturers may not be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects. Additionally, impacts stemming from the COVID-19 pandemic, including supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages and issues relating to the health and safety of our manufacturing staff or on the global supply chain and transportation infrastructure, may limit our ability to manufacture products and components that meet specifications, in necessary quantities and at commercially acceptable costs and deliver them in commercially acceptable timeframes to our customers.
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
Our products may not compete favorably or be successful in the face of increasing competition from products and technologies introduced by our existing competitors, companies entering our markets or developed by our customers internally. In addition, our competitors may have or will in the future develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.
We are significantly dependent upon revenue generated from the sale of our Chromium solutions, and in particular our Single Cell Gene Expression solutions.

We currently generate substantially all of our revenue from the sale of our Chromium instruments, which we refer to as “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions, which we refer to as “consumables.” In particular, we are dependent upon revenue generated from sales of our Single Cell Gene Expression consumables. There can be no assurance that we will be able to design future products, particularly non-Chromium product lines, that will meet the expectations of our customers or that our future products will become commercially successful. As technologies change in the future for research equipment in general and in genomics solutions specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date we have limited experience simultaneously designing, testing, manufacturing and selling non-Chromium products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that sales of our instruments will increase workflows for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize so will the related consumable sales and associated revenue. Our sales expectations are based in part on the continued success of our existing solutions and the future success of new products we launch. If our new products fail to achieve sufficient market acceptance or sales of our existing products decrease, our consumables revenue could be materially and adversely impacted.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. At times, we pre-announce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when and if such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product. In addition, the COVID-19 pandemic, supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products has led us to carry higher inventory. Further, differences in purchasing patterns across our customer base, including potential differences in consumables spending between early adopters of our solutions and more recent customers and variances in rates of increase of consumables spending following new instrument purchases, some of which may be compounded by impacts of the COVID-19 pandemic, could negatively impact our ability to accurately forecast demand.
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
We may not be able to further penetrate our existing market. The market may not be able to sustain our current and future product offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
Additionally, potential impacts of the COVID-19 pandemic on hiring and on the health and safety of our employees, customers and partners could decrease the effectiveness of our commercial organization and adversely affect our business and operating results. Additionally, while some on-site and other in-person sales and marketing and customer service activities previously restricted or eliminated due to COVID-19 have resumed, our commercial organization’s ability to participate in on-site or other in-person sales and marketing or customer service activities, including participation in trade shows and other in-person events, or on-site installation of our products, has been and continues to be restricted due to the impacts of the COVID-19 pandemic and such activities may be further restricted or eliminated in the future, including due to outbreaks or resurgences. The effectiveness of our commercial organization may be decreased and our business and operating results may be materially and adversely affected as a result.
We may not be able to develop new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business and operating results.
Our success depends on our ability to develop new products and applications for our technology while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. Such success is dependent upon several factors, including feasibility, competition among potential new products for Company resources, functionality, competitive pricing and integration with existing and emerging technologies. The development timelines of certain new products may be delayed due to prioritization of other new products, including our forthcoming Xenium platform. New technologies, techniques or products could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products. Current and potential customers for our current and future products, including customers interested in genomics, single cell analysis, spatial analysis or in situ solutions, are accustomed to rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Due to the significant lead time involved in bringing a new product to market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the biological analytes that researchers will want to measure, the appropriate method of measuring such analytes, how researchers intend to use the resulting data and the scope and type of data that will be most useful to researchers. As a result, it is possible that we may introduce a new product that uses technologies or methods of analysis that have been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, targets biological analytes or produces data that provides less utility to researchers than previously thought or otherwise is not competitive at the time of launch. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Our ability to mitigate downward pressure on our selling prices will be dependent upon our ability to maintain or increase the value we offer to researchers. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition or results of operations.
Because our solutions are used with other products, such as sequencers, to conduct an experiment, we also expect to face competition from these complementary products, either directly or indirectly, as researchers and labs look to reduce the total cost of any given experiment. For example, if a sequencer manufacturer were successful in vertically integrating their product to provide functionality equivalent to our instruments, they would likely be able to deliver a solution that is capable of running comparable experiments with a total experiment cost that would be significantly less than the cost of running such experiments using our products together with third-party sequencers. Conversely, if genome sequencing falls out of favor as a preferred approach for genomic research, whether through the development of alternative solutions or real or perceived problems with sequencing itself or if our products are not compatible with sequencers used by our customers or potential customers, the utility of our products could be significantly impacted. It is critical to our success that we anticipate changes such as these in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
The life sciences scientific community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications is a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. The number of times our products were mentioned in peer-reviewed publications has increased significantly in recent years. During this time, our revenue has also increased significantly. Our products may not continue to be mentioned in peer-reviewed articles with any frequency. Any new products that we introduce in the future may not be mentioned in peer-reviewed articles. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use or usability of our products in publications, it may drive existing and potential customers away from our products, which could harm our operating results. Additionally, the ability of researchers to conduct research or publish in peer-reviewed journal publications has been and will continue to be impacted by the COVID-19 pandemic. For example, we believe COVID-19 has limited and may continue to limit the ability of the research community to connect, collaborate, attend conferences and share best practices. Further, even though many of our customers are using our instruments and consumables to research and understand COVID-19 and such efforts may result in peer-reviewed journal publications which describe the use of our products, the COVID-19 pandemic may result in life sciences journals prioritizing research related to COVID-19 in lieu of research relating to other fields, such as oncology, where our instruments and consumables have regularly been mentioned. Any decrease in the frequency at which our instruments and consumables are mentioned in peer reviewed journals, even if only temporarily due to COVID-19, may negatively impact our prospects.
If we do not sustain or successfully manage our growth and anticipated growth, our business and prospects will be harmed.
We have experienced rapid growth in recent periods. This growth and our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions each in 2018 and 2020 and one more in January 2021, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,239 employees as of December 31, 2021. As we have grown, our employees have become more geographically dispersed. We currently serve thousands of researchers in many countries and plan to continue to expand to new non-United States jurisdictions as part of our growth strategy which will lead to increased dispersion of our employees. As a public company, our management and other personnel must devote a substantial amount of time towards maintaining compliance with these requirements. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of certain of our employees working from home. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products, which difficulties may be exacerbated by the impacts of the COVID-19 pandemic. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
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
We do not maintain key person life insurance for any of our employees nor have we entered into fixed term contracts with almost any of our employees. As a result, almost any of our employees could leave our company with little or no prior notice and would be free to work for a competitor. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Additionally, while we are committed to maintaining a safe workplace and to support our personnel through the COVID-19 pandemic, the health and safety of our personnel may be impacted by COVID-19 and our operating results and growth prospects could be materially harmed as a result. Further, we may face civil liability if any of our employees contracts COVID-19 while performing his or her job or is otherwise negatively impacted by the COVID-19 pandemic.
Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.
In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new products. With the emerging complexity of our product offerings, we believe pull-through per instrument is less relevant today than in past periods given the expanding breadth of our portfolio, and as such, is not representative of trends in our business. For example, some of our customers are purchasing Chromium X Series instruments to replace previously purchased Chromium Controllers. Additionally, certain of our solutions do not require a Chromium instrument, such as our Visium solution, and forthcoming solutions, such as our Xenium platform which is expected to utilize a separate family of 10x Genomics' instruments and not rely on a Chromium instrument for its workflow. Our consumables pull-through is also impacted by additional factors including expanding utilization by our existing customers, the rate of new customer acquisition, the ramp of utilization by new customers and the overall mix of “halo” users and their ordering patterns. As our business, product lines and customer composition have become more complex since adopting this key business metric, we believe that this metric represents an oversimplification of these different drivers and can obscure underlying trends in the business. Cumulative instruments sold and pull-through per instrument do not accurately reflect information relating to customers who purchase consumables but do not own an instrument. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business grows and we introduce new products, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
The COVID-19 pandemic may impact historical trends and the comparability of certain of the key business metrics over time. For example, the COVID-19 pandemic may cause a general decrease in the rate of growth of our instrument sales.
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
Our facilities in Pleasanton and Singapore are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics including COVID-19, outbreaks and resurgences, power loss, conflict, war, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable or understaffed for any reason, including due to the impacts of the COVID-19 pandemic, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that can continue operations under current governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities while shelter-in-place or other COVID-19-related measures remain in place or if new shelter-in-place or other COVID-19-related measures are implemented in the future. Additionally, potential impacts of the COVID-19 pandemic on hiring or on the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
We plan to expand our facilities in Pleasanton, California and in other locations where we operate or may operate in the future. For example, we are currently engaged in a project to construct new facilities on land we own located in Pleasanton, California. We believe that maintaining our existing facilities and opening new facilities is necessary to maintain and expand our operations. Our ability to maintain our existing facilities, build out new or existing facilities and open new operating facilities depends on our ability to identify attractive locations, negotiate leases or real estate purchase agreements and other agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. We may not have the level of cash flow or financing necessary to support our expansion strategy. Additionally, our proposed facilities projects may increase demands on our operational, financial, managerial and administrative resources. Costs, delays or other factors related to our facilities and real estate portfolio, including our project to construct new facilities on land we own located in Pleasanton, California or any failure to adequately maintain our current facilities, may adversely impact our business results and financial condition.
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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $58.2 million and $542.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $863.3 million. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, stock option exercises and purchases under our 2019 Employee Stock Purchase Plan, the sale of Class A common stock in our IPO and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, impacts stemming from the COVID-19 pandemic, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our instruments and consumables, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain growth or profitability could negatively impact the value of our Class A common stock.
If we fail to offer high-quality customer service, our business and reputation could suffer.
We differentiate ourselves from our competition through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team. Potential impacts of the COVID-19 pandemic on the health and safety of our customer service organization could reduce or eliminate our ability to provide an exceptional customer experience. Additionally, our ability to provide on-site, in-person customer service (including on-site installation of our instruments) has and may continue to be restricted or eliminated due to the impacts of the COVID-19 pandemic. Therefore, failure to scale our customer service organization adequately or impacts on our ability to provide an exceptional customer experience may adversely impact our business results and financial condition.
Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, how to determine which of our other products may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products such as our Chromium X Series, Chromium Connect, Single Cell Multiome ATAC+Gene Expression solution, Targeted Gene Expression solution, Visium Spatial Proteomics solution, Visium Spatial Gene Expression for FFPE solution and forthcoming Xenium platform and enhance existing products, we expect utilization of our customer service teams to increase. In particular, the introduction of new or improved products that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such products correctly and efficiently. While we have developed significant resources for remote training, including an extensive library of online videos, we may need to rely more on these resources for future customer training or we may experience increased expenses to enhance our online and remote solutions, particularly due to the impacts of the COVID-19 pandemic. If our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.
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
We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Our distribution relationships are non-exclusive. As such, our distributors may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. Further, the ability of our distributors to sell and distribute our products has been and may continue to be impacted by the COVID-19 pandemic. If current or future distributors do not or are unable to perform adequately or if we are unable to enter into effective arrangements with distributors in particular geographic areas, our revenues could be significantly impacted. Additionally, our business, financial condition and results of operations could be materially and adversely affected if we are unsuccessful in selling directly to customers who previously purchased our products from third-party distributors.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the years ended December 31, 2021 and 2020, approximately 46% and 47%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
•United States and foreign government trade restrictions, including those which may impose restrictions on the importation, exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons or entities;
•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
•tariffs or other restrictions imposed by the United States on goods from other countries and tariffs or other restrictions imposed by other countries on United States goods, or increases in existing tariffs;
•deterioration of political relations between the United States and China, Russia, the United Kingdom, the European Union, Canada or other nations or political organizations, which could have a material adverse effect on our sales and operations in these countries;
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
•natural disasters, infectious diseases, conflict, war, civil unrest, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events;
•increased financial accounting and reporting burdens and complexities; and
•significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the GDPR and the California Consumer Privacy Act (the “CCPA”).
In conducting our international operations, we are subject to United States laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Additionally, our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. These laws generally prohibit, unless authorized by the relevant authority or otherwise exempt from the regulations, the conduct of business with persons, countries, regions, and governments that are targeted by “sanctions,” including but not limited to persons listed on the United States Department of Commerce’s List of Denied Persons and the United States Department of Treasury’s Specially Designated Nationals and Blocked Persons List, and the areas subject to trade embargoes by the United States (currently, Cuba, Iran, Syria, North Korea, and the Crimea region of Ukraine). Our global operations expose us to the risk of violating, or being accused of violating, these laws and regulations. Failure to comply may subject us to reputational harm, claims or significant financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive.
These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption and sanctions risks. For instance, we conduct significant sales in Russia annually. In response to escalating tensions along the Russia-Ukraine border, the U.S. government has stated it is considering imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union, may also implement sanctions or other restrictive measures against Russia. These potential sanctions and export controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region.
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2021 and 2020, approximately 17% and 16%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge foreign currency exposures.
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
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following the United Kingdom’s departure from the European Union ("EU") on January 31, 2020, and the end of the “transition period” on December 31, 2020, the EU and the United Kingdom have entered into a trade and cooperation agreement ("TCA") which governs certain aspects of their future relationship, including ensuring tariff-free trade for certain goods and services. The TCA provides details on how some aspects of the United Kingdom’s and EU’s relationship will operate going forward, however there are still many uncertainties. The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the EU since Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). These developments have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.
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
The investment of marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
From time to time, we have and may invest portions of excess cash and cash equivalents in marketable securities. We have and may invest in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market funds, and other cash equivalents. We currently, and expect to continue, to follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks which set forth credit quality standards and limit our exposure to any one issuer as well as our maximum exposure to various asset classes. However, these investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which could include a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decrease.
Indebtedness may impair our financial and operating flexibility.
We may incur indebtedness in the future including, for example, in connection with the expansion of our headquarters in Pleasanton. The debt instruments governing such indebtedness could contain restrictive provisions. If we incur debt, a portion of our cash flows will be needed to satisfy our debt service obligations. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described in this risk factor.
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
Our products could become subject to more onerous regulation by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
We make certain of our products available to customers as research-use-only (“RUO”) products. RUO products are regulated by the FDA as medical devices, and include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and subject to FDA enforcement action. In the European Union (“EU”), under Directive 98/79/EC (“EU IVDD”), RUO products which are intended to be used for research purposes, without any medical objective, are not regarded as devices for performance evaluation used in diagnostic procedures. More importantly, Regulation (EU) 2017/746 (“EU IVDR”) expressly provides that products intended for RUO are excluded from the scope of the regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an in vitro diagnostic medical device (“IVD”) and is not subject to compliance with IVD requirements. However, depending on the type of RUO products in question, requirements to market some products may be tighten under the EU IVDR such as for laboratory developed tests. Depending on the product in question, other regulations may be applicable to the RUO products. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA and foreign authorities could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA or foreign authorities requires us to obtain marketing authorization or certification of our RUO products in the future, there can be no assurance that these authorities will grant any clearance, approval or certification requested by us in a timely manner, or at all.

We may also in the future decide to develop products that are intended for clinical or diagnostic uses. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDC Act, or approval of a premarket approval application from the FDA, unless an exemption applies. In the EU, there is currently no premarket government review of medical devices (including IVDs). However, the EU requires that all IVDs placed on the market in the EU must meet the essential requirements of the EU IVDD including the requirement that an IVD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. Compliance with the essential requirements of the IVDD is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The EU regulatory landscape concerning IVDs is evolving. On April 5, 2017 the EU IVDR was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike the EU IVDD, the EU IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. The EU IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. Once applicable, the EU IVDR may impose increased compliance obligations for us if we decide to market products for clinical or diagnostic uses and impact our development plans. In addition, the process of obtaining approval or clearance from the FDA or certification from notified bodies in the EU or approved bodies in the United Kingdom for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals, clearances or certifications for any new products or for modifications to our existing products on a timely basis or that any approval, clearance or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval or certification from foreign bodies of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, certification, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications, withdrawals or suspensions of existing clearances, approvals or certifications, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially in the Asia-Pacific region. For the years ended December 31, 2021 and 2020, sales outside of North America constituted approximately 46% and 47%, respectively, of our sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.
Additionally, our business may be adversely impacted by retaliatory trade measures taken by China or other countries. Such measures could include restrictions on our ability to sell or import our instruments and/or consumables into certain countries or have the effect of increasing the prices of our instruments and/or consumables. Although the United States and China signed an interim trade agreement in January 2020 (the “Phase One deal”), the parties are continuing to negotiate a trade agreement. At this time, it is unknown whether the Phase One deal will last, whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions and what effect the ultimate trade agreement will have on our business. There are also pressures on the U.S. Administration to retaliate against China over China’s inability to prevent COVID-19 from spreading outside of the country’s borders and China’s actions in Hong Kong, which could lead to additional U.S., Chinese and other tariffs, or a resumption of trade hostilities, exposing us to increased tariffs in the U.S. and Chinese markets. Therefore, it is possible further tariffs may be imposed that could cover imports of the export or sale of our instruments and/or consumables, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, which could materially harm our business, financial condition and results of operations. The nature of the dispute between the United States and China is evolving and additional products such as ours could become subject to tariffs, which could adversely affect the marketability of our products and our results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.
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
As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of $818.0 million and federal tax credit carryforwards of $45.8 million. Our federal NOLs generated after January 1, 2018, which total $703.1 million are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2033. As of December 31, 2021, we had state NOLs of $372.5 million, which expire beginning in 2033. In addition, we had state tax credit carryforwards of $35.3 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes as described below. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed a study through October 31, 2021 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition, certain attributes are subject to annual limitations as a result of our acquisition of ReadCoor, which constitutes an ownership change. Such limitations may result in expiration of a portion of the carryforwards before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.
We are subject to risks related to taxation in multiple jurisdictions.
We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, changes in tax benefits from share based compensation, mergers and acquisitions or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the United States Internal Revenue Service or other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly revised the Code. This federal income tax law contains significant changes to corporate taxation. In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have completed our evaluation of the overall impact of this recent interpretation of German law and our evaluation of the overall impact of TCJA on our effective tax rate and balance sheet through December 31, 2021 and have reflected the amounts in our financial statements for the quarter ended December 31, 2021.
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

Risks related to our intellectual property, information technology, and data security
Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.
Our success and ability to compete depends in part on our ability to obtain, maintain and enforce issued patents, trademarks and other intellectual property rights and proprietary technology in the United States and elsewhere. If we cannot adequately obtain, maintain and enforce our intellectual property rights and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have and our ability to compete, which could harm our business and ability to achieve profitability and/or cause us to incur significant expenses.
We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright, trade secret and other intellectual property laws to protect the proprietary aspects of our products, brands, technologies, trade secrets, know-how and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property rights and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining, maintaining and enforcing other intellectual property rights. We may not be able to obtain, maintain and/or enforce our intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.

Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property rights by others, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated by others.
We rely in part on our portfolio of issued and pending patent applications in the United States and other countries to protect our intellectual property and competitive position. However, it is also possible that we may fail to identify patentable aspects of inventions made in the course of our development, manufacture and commercialization activities before it is too late to obtain patent protection on them. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, should we become a licensee of a third party’s patents or patent applications, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained and/or enforced in a manner consistent with the best interests of our business. While we generally apply for patents in those countries where we intend to make, have made, use, import, offer to sell or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from manufacturing and/or commercializing our own products or services, or otherwise practicing our own technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
The patent positions of companies, including our patent position, may involve complex legal and factual questions that have been the subject of much litigation in recent years, and, therefore, the scope of any patent claims that we have or may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances about which of our patent applications will issue, the breadth of any resulting patent, whether any of the issued patents will be found to be infringed, invalid or unenforceable or will be threatened or challenged by third parties, that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products and services. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing, manufacturing and commercializing a product or technologies in a non-infringing manner that would be competitive with one or more of our products or technologies, or otherwise provide us with any competitive advantage. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for our commercial success. Further, there can be no assurance that we will have adequate resources to enforce our patents.
Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years from the earliest effective non-provisional filing date. Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or services. Patents, if issued, may be challenged, deemed unenforceable, invalidated, narrowed or circumvented. Proceedings challenging our patents or patent applications could result in either loss of the patent, or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Any successful challenge to our patents and patent applications could deprive us of exclusive rights necessary for our commercial success. In addition, defending such challenges in such proceedings may be costly. Thus, any patents that we may own may not provide the anticipated level of, or any, protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to develop, manufacture or commercialize our products or technologies.
Some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products, services and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products or services;
•any of our pending patent applications will issue as patents;
•we will be able to successfully manufacture and commercialize our products on a substantial scale before relevant patents we may have expire;
•we were the first to make the inventions covered by each of our patents and pending patent applications;
•we were the first to file patent applications for these inventions;
•others will not develop, manufacture and/or commercialize similar or alternative products or technologies that do not infringe our patents;
•any of our challenged patents will be found to ultimately be valid and enforceable;
•any patents issued to us will provide a basis for an exclusive market for our commercially viable products or technologies will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop additional proprietary technologies or products that are separately patentable; or
•our commercial activities or products will not infringe upon the patents of others.
We are subject to certain manufacturing restrictions related to licensed intellectual property rights that were developed with the financial assistance of United States government grants.
Under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” in inventions produced with its financial assistance (“Government Funded Inventions”) for its own benefit. The Bayh-Dole Act provides federal agencies with march-in rights (“March-In Rights”), which allows a government agency, in specified circumstances, to require the patent owner or successors in title to the patent directed to such Government Funded Inventions (“Patent Owner”) to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants,” which if exercised, would allow such government agency to require such Patent Owner to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third-party designated by such agency. The Bayh-Dole Act also provides that the Patent Owner manufacture products embodying the respective Government Funded Inventions domestically in accordance with certain requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise March-In Rights. We are subject to the Bayh-Dole Act with respect to certain licensed technologies that were developed with United States government grants. Such licensed technologies are used, for example, in a substantial majority of our consumables. Further, we cannot be sure that if we acquired intellectual property rights in the future it will be free from government rights or regulations pursuant to the Bayh-Dole Act.

If we own, co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected. Further, the exercise of March-In rights, the requirement that we grant additional licenses to third parties, or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. The restrictions of the Bayh-Dole Act may also limit our ability to manufacture our products in geographies where it may be more economically favorable to do so which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or services, we may not be able to stop a competitor from marketing products or services that are the same as or similar to our products or services, which would have a material adverse effect on our business, financial condition and results of operations.
If we cannot successfully enforce our intellectual property rights, the commercial value of our products and technologies will be adversely affected and our competitive position may be harmed.
Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. however, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies. We have in the past and may in the future become, involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property infringement proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
Our trademarks could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products or technologies, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, operating results and prospects.
We rely on our trademarks, trade names and brand names, such as our 10X, 10X GENOMICS, CHROMIUM, VISIUM and XENIUM marks, to distinguish our products and technologies from the products and technologies of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States, however, we have not yet registered all of our trademarks in all of our current and potential markets. There can be no assurance that our trademark applications will be approved for registration. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties may also oppose our trademark applications and may seek to cancel trademark registrations or otherwise challenge our use of the trademarks. Opposition or cancellation proceedings may be filed against our trademark filings in these agencies, and such filings may not survive such proceedings. While we may be able to continue the use of our trademarks in the event registration is not available, particularly in the United States, where trademark rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks if such parties are able to successfully claim infringement in court. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our trademarks or trade names may be infringed, circumvented, declared generic or determined to be violating or infringing on other marks.
Changes in patent law could diminish the value of our patents in general, thereby impairing our ability to protect our current and future products or technologies, and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our current or future patents.
Our ability to obtain patents and the breadth of any patents obtained is uncertain in part because, to date, some legal principles remain unresolved, and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and other countries. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection, which in turn could diminish the commercial value of our products and services.
Patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations.
In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we own or that we might obtain or license in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.
For example, various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018 and June 2018. The guidance indicates that claims directed to a law of nature, a natural phenomenon or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the life sciences and any such changes could have a negative impact on our business.
Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. We may encounter significant problems in enforcing and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in other countries, our ability to protect our intellectual property rights in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property rights or narrow the scope of our patent protection. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
The legal systems in certain countries may also favor state-sponsored or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property protection. We are aware of incidents where such entities have stolen the intellectual property of domestic companies in order to create competing products and we believe we may face such circumstances ourselves in the future. For example, through its “Annual Special 301 Report on Intellectual Property,” the Office of the United States Trade Representative (“USTR”) has been reporting on the adequacy and effectiveness of intellectual property protection in a number of foreign countries that are U.S. trading partners and their protection and enforcement of intellectual property rights. A number of countries in which both we and our distributors operate have been identified in the reports as being on the Priority Watch List. Placement of a country on the Priority Watch List indicates that particular problems exist in that country with respect to intellectual property protection, enforcement, or market access for persons relying on intellectual property rights. Countries placed on the Priority Watch List are the focus of increased bilateral attention concerning the specific problem areas. It is possible that we will not be able to enforce our intellectual property rights against third parties that misappropriate our proprietary technology in those countries.

We depend on certain intellectual property rights that are licensed to us. We may be unsuccessful in licensing or acquiring intellectual property rights from third parties that may be necessary to develop, manufacture and/or commercialize our current and/or future products or technologies.
Various proprietary technologies that are used in a substantial majority of our consumables are protected by intellectual property rights that we in-license from third parties. Our rights to use such intellectual property rights in our business are subject to the continuation of and our compliance with the terms of the license agreements between us and each of our licensors.
A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development, manufacture and/or commercialization of our current and/or future products or technologies, in which case we would be need to acquire or obtain a license to such intellectual property rights from such third party. A third party that perceives us to be a competitor may be unwilling to assign or license its intellectual property rights to us. In addition, the licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may also pursue similar strategies to license or acquire such third party’s intellectual property rights. Some of these companies may be established and may have a competitive advantage over us due to their size, capital resources and greater development, manufacturing and commercialization capabilities. We also may be unable to license or acquire third party intellectual property rights on commercially reasonable terms that would allow us to make an appropriate return on our investment, or we may be unable to obtain any such license or acquisition at all. If we are unable to successfully obtain rights to necessary third-party intellectual property rights, we may not be able to develop, manufacture or commercialize our current and/or future products or technologies, which could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to claims that we or our employees have misappropriated the intellectual property rights of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.
We may be subject to claims that our employees or consultants have wrongfully used for our benefit or disclosed to us confidential information of third parties. Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees and consultants may have executed confidential information non-disclosure and inventions assignment agreements and non-competition agreements in connection with such previous employment or engagements. Although we try to ensure that our employees and consultants do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property rights or disclosed the alleged trade secrets or other proprietary information, of these former employers or customers. To the extent that our employees or consultants use intellectual property rights or proprietary information owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property rights.
We may also be subject to claims that our former employees, contractors or collaborators, or other third parties have an ownership interest in our current or future patents, patent applications, or other intellectual property rights, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes in the future arising, for example, from conflicting obligations of employees, consultants or others who were or are involved in developing our products or services. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property rights to execute agreements assigning such intellectual property rights to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property rights that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property rights, and other owners may be able to license their rights to other third parties, including our competitors. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Additionally, we may be subject to claims from third parties challenging ownership interest in or inventorship of intellectual property rights we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign their intellectual property rights to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions and intellectual property rights to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against such claims, and it may be necessary or we may desire to obtain a license to such third party’s intellectual property rights to settle any such claim; however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property rights that are essential to our products or technologies, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employers. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or services could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or commercializing our products or technologies. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and our employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations.
If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property rights or are unable to protect the confidentiality of our trade secrets, the value of our products and technologies and our business and competitive position could be harmed.
In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how and/or other proprietary information that is not patentable or that we elect not to patent.
However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and other third parties. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Although we generally require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. In addition, despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property rights by employees, consultants and other third parties who have access to such intellectual property or other proprietary rights is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors or third parties, despite the existence generally of these confidentiality restrictions. These agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets, know-how or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurances that such employees, consultants, advisors or third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.
Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Further, it is possible that others will independently develop the same or similar technology, products or services or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information by maintaining physical security of our premises and electronic security of our information technology systems. Such security measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant or other third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, consultant or other third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products or services that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. While we use commonly accepted security measures, trade secret violations are often a matter of state law in the United States, and the criteria for protection of trade secrets can vary among different jurisdictions. If the steps we have taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our intellectual property rights or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•we, or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop, manufacture and commercialize technologies or products that are similar to, or are alternatives or duplicates of any of our technologies or products without infringing, misappropriating or otherwise violating our intellectual property rights;
•it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop, manufacture and commercialize competitive products or technologies for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to seek patent protection for some of our proprietary technology to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how.
Our solutions contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.
Our solutions contain software tools licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using such open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to make available the source code of certain of our proprietary software to the public for free. This could allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales and revenue. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.
Although we typically review our use of open source software to avoid subjecting our solutions to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. Moreover, our processes for monitoring and controlling our use of open source software in our solutions may not be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our solutions on terms that are not economically feasible, to re-engineer our solutions, to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, to pay statutory or other damages to the license holder or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.
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
The global data protection landscape is rapidly evolving and new laws and regulations are likely to be enacted and violations of existing and new laws and regulations may subject companies to significant penalties and fines, government investigations and/or enforcement actions, private litigation and other claims. For example, the GDPR imposes stringent requirements for processing personal data of individuals within the European Economic Area ("EEA"). The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them or how we obtain consent from them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before the UK Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, after the end of the transition period following the UK’s departure from the EU, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
In the United States, California enacted the CCPA, which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. In addition, in November 2020, the California Privacy Rights Act (the "CPRA") passed in California. The CPRA modifies and expands the CCPA and established a new California Privacy Protection Agency. While the CPRA extended the current CCPA exemption of employment and business-to-business data until January 1, 2023, it also established January 1, 2023 as the new compliance date for most of the other substantive provisions that companies doing business in California must be prepared to meet. In addition to applying to businesses that buy and sell personal information the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of "sensitive personal information" that includes, genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals' rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA's three-year compliance roll-out and the impact it will have on us and others in our industry, however, we expect to incur increased compliance costs and may be subject to increased potential liability in the event we fail to comply. Similar privacy and data protection laws have also been proposed in other states and at the federal level.
Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
If we or our critical third-party providers experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. We operate some of these systems but we also rely on third-party providers for a range of software, products and services that are critical to our operations and business. Both our and our third-party providers’ information technology systems are vulnerable to disruption due to breakdown, malicious intrusion, computer viruses, worms, ransomware or other disruptive events including but not limited to natural disasters and catastrophes. In addition, malicious code (such as viruses, worms and ransomware), bugs or vulnerabilities in our code, employee theft or misuse, human error, social engineering and phishing scams, denial-of-service attacks and sophisticated nation-state and nation-state supported attacks (including advanced persistent threat intrusions), are all increasingly common threats to companies like us.
Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, in the ordinary course of business, we and certain of our third-party providers collect, store, and process sensitive and confidential information including personal data. An attack or security incident that exposes personal data, or sensitive or confidential information to unauthorized persons could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal data of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
Concerns regarding data privacy and security may cause some of our customers to stop using our solutions. This discontinuance in use could substantially harm our business, operating results and growth prospects. In addition, any access, disclosure, loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because the techniques used change frequently and are generally not detected until after an incident has occurred. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted and threat actors are increasingly utilizing tools and techniques designed to evade controls, to avoid detection and even to obfuscate or remove forensic evidence
We have experienced cyberattacks and other security incidents and expect to continue to experience such events. For example, in March 2020, we experienced a ransomware attack in which cybercriminals were able to access our information technology systems. While we isolated the source of the attack and restored normal operations with no material day-to-day impact to us or our ability to access our data, we believe confidential information was stolen. We believe the ransomware attack could lead to the disclosure of our trade secrets or other intellectual property, or could lead to the exposure of personal information of our employees. The release of any of this information could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, the March 2020 ransomware attack could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant judgements against us, penalties and fines.
The cost of investigating, mitigating, responding to and remediating potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others, including the March 2020 ransomware attack, could be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from cybersecurity-related disruptions, failures, attacks or breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.
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
Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. In addition, failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to a decrease in customer trust and network downtime; increases in insurance coverage costs due to cybersecurity incidents; and damages to our reputation because of any such incident
Risks related to litigation and our intellectual property
We may become a party to intellectual property litigation or administrative proceedings that could be expensive, time-consuming, unsuccessful, and could interfere with our ability to develop, manufacture and commercialize our products or technologies.
Our commercial success depends, in part, on our ability to develop, manufacture or commercialize our products and technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. Our industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. While we take steps to ensure that we do not infringe upon, misappropriate or otherwise violate the intellectual property rights of others, there may be other more pertinent rights of which we are presently unaware.
Third parties may initiate, and have in the past initiated, legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. The outcome of such proceedings are uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products and technologies, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We have in the past, and may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products or technologies, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products or services infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products and/or technologies, which could have a negative impact on the commercial success of our current and any future products or technologies. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement.
Our defense of any litigation or interference proceedings may fail and, even if successful, defending such claims brought against us would cause us to incur substantial expenses. If such claims are successfully asserted against us, they may result in substantial costs and distract our management and other employees and could cause us to pay substantial damages. Further, if a patent infringement or other intellectual property rights-related lawsuit were brought against us, we could be forced, including by court order, to cease developing, manufacturing and/or commercializing the infringing product or technologies. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Although patent, trademark, trade secret, and other intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may not be able to obtain licenses on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors and other third parties gaining access to the same intellectual property.

Ultimately, if we are unable to obtain such licenses or make any necessary changes to our products or services, we could be forced to cease some aspect of our business operations, which could harm our business significantly.
A finding of infringement, or an unfavorable interference or derivation proceedings outcome could prevent us from developing, manufacturing and/or commercializing our products or technologies, or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. We could encounter delays in product introductions while we attempt to develop alternative products or technologies.
If third parties assert infringement, misappropriation or other claims against our customers, these claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or technologies.
Additionally, our products include components that we purchase from suppliers and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us may increase. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe, misappropriate or otherwise violate the intellectual property rights of others. The defense of these matters can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. In addition, suppliers from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret.
Any lawsuits relating to intellectual property rights could subject us to significant liability for damages and invalidate our intellectual property. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop developing, making, selling or using products or technologies that allegedly infringe, misappropriate or otherwise violate the asserted intellectual property right;
•lose the opportunity to license our intellectual property rights to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
•incur significant legal expenses;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, misappropriating or otherwise violating;
•pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, misappropriating or otherwise violating;
•redesign those products, services or technologies that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and attempt to obtain a license to the relevant intellectual property rights from third parties, which may not be available on commercially reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.
Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.
Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business. Any of the foregoing may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.
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
On July 1, 2021, Nanostring filed a motion to dismiss. On November 17, 2021, the Court held a hearing and dismissed without prejudice our claims for pre-suit indirect infringement and willful infringement. Discovery is in progress. A Markman hearing is scheduled for October 2022 and trial is scheduled for June 2023.
In addition to the litigation against Nanostring discussed above, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Worldwide we own or exclusively license 465 issued or allowed patents and 837 pending patent applications as of December 31, 2021. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property. It is our general policy not to out-license our patents but to protect our sole right to own and practice our patents.
Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties and acquiring licenses for technology or products. We may exercise our business judgment and choose to relinquish rights in trade secrets by filing applications that disclose and describe our inventions and certain trade secrets when we seek patent protection for certain of our products and technology. Our currently pending or future patent applications may not result in issued patents and we cannot predict how long it will take for such patents to be issued. Further, in some cases, we have only filed provisional patent applications on certain aspects of our products and technologies and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Such provisional patents may not become issued patents for a variety of reasons, including our failure to file a non-provisional patent application within the permitted timeframe or a decision that doing so no longer makes business or financial sense. Publications of discoveries in scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain, despite the importance of seeking patent protection in our industry.
Further, other parties may challenge patents issued to us and courts or regulatory agencies may not hold our patents to be valid or enforceable. We may not be successful in defending challenges made against our patents and patent applications, even if we spend significant resources defending such challenges. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.
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
We also seek trademark registration to protect key trademarks such as our 10X, 10X GENOMICS, CHROMIUM, VISIUM and XENIUM marks, however, we have not yet registered all of our trademarks in all of our current and potential markets. If we apply to register these trademarks, our applications may not be allowed for registration and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control is expected to limit or preclude Class A stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that an investor may feel is in her or his best interest as one of our stockholders.
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
We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and we expect these expenses to increase because we are no longer eligible to take advantage of the reduced disclosure requirements and other benefits available to emerging growth companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act, SOX, the listing requirements of Nasdaq and other applicable federal and Delaware rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Moreover, since we ceased to be an “emerging growth company” on January 1, 2021, we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to public companies. This increase in reporting requirements will further increase our compliance burden.
Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations often are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
In September 2018, California enacted a law ("Senate Bill 826") that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. In September 2020, California enacted a law ("Assembly Bill 979") that requires publicly held companies headquartered in California to have at least one director from an underrepresented community, as defined in the law, by the end of 2021 and at least three by the end of 2022, depending on the size of the board. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender.
In addition, in August 2021, the SEC announced that it had approved Nasdaq’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these new listing rules, Nasdaq-listed companies are required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these new listing rules, for companies listed on the Nasdaq Global Select Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under the proposed rule, a “Diverse” director is someone who self-identifies either as (i) female, (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community.
Our board of directors currently includes two female directors, and three directors from an “underrepresented community.” We are currently in compliance with Assembly Bill 979 but, while we are actively seeking a new director, we are not currently in compliance with Senate Bill 826. An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with the new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.
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
General risk factors
Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
The trading market of our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. We may be slow to attract research coverage and the analysts who publish information about our common stock may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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

•stock-based compensation expense;
•the failure or discontinuation of any of our product development and research programs;
•sales of our Class A common stock or Class B common stock by us, our insiders or other stockholders;
•general economic, industry and market conditions;
•natural disasters, infectious diseases, conflict, war, civil unrest, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events; and
•the other factors described in this “Risk Factors” section.
In recent years, stock markets in general, and the market for life sciences technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In the past, when the market price of a stock has been volatile, securities litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. We have currently obtained only director and officer liability coverage (commonly referred to as “Side A” coverage). This means that while our directors and officers have direct insurance coverage for acts which the company is not legally required or permitted to indemnify them, the company itself does not have coverage for amounts incurred in defending, among other things, stockholder derivative or securities class action lawsuits or in the event of certain investigative actions, for amounts it must pay as a result of such suits or amounts it must pay to indemnify our directors or officers. We are in essence self-insuring for these costs. Any costs incurred in connection with such litigation could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our global corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Pleasanton, California, where we lease approximately 307,000 square feet of space under leases expiring between December 2024 and June 2033, as well as a manufacturing center in Singapore. Including the Pleasanton leases, we lease approximately 402,000 square feet globally. In January 2021, we completed the acquisition of certain real property located in Pleasanton, California for an aggregate cash purchase price of $29.4 million. We intend to utilize this site to accommodate our future growth requirements. We believe that our current and planned facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings.
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving commercial disputes, competition, intellectual property disputes and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability or our acquisitions, securities issuances or our business practices, including public disclosures about our business. Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. In the past, third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We have been involved in multiple patent litigation matters and other proceedings in the past and we expect that given the litigious history of our industry and the high profile of operating as a public company, third parties may claim that our products infringe their intellectual property rights. We have also initiated litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict.
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
On July 1, 2021, Nanostring filed a motion to dismiss. On November 17, 2021, the Court held a hearing and dismissed without prejudice our claims for pre-suit indirect infringement and willful infringement. Discovery is in progress. A Markman hearing is scheduled for October 2022 and trial is scheduled for June 2023.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TXG”.
Holders of Common Stock
As of January 31, 2022, there were 43 holders of record of our Class A common stock and 20 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Composite Index. An investment of $100 is assumed to have been made in our Class A common stock and each index at market close on September 12, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock to date. The offering price of our Class A common stock in our initial public offering (“IPO”), which had a closing stock price of $52.75 on September 12, 2019, was $39.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among 10x Genomics, Inc., the Nasdaq Composite Index
and the Nasdaq Biotechnology Composite Index

	Cumulative Total Return
	September 12, 2019	December 31, 2019	December 31, 2020	December 31, 2021
10x Genomics, Inc.	$100	$144.55	$268.44	$282.39
Nasdaq Composite Index	100	109.50	157.28	190.92
Nasdaq Biotechnology Composite Index	$100	$115.79	$145.53	$144.61
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Sales of Unregistered Securities
None.
Use of Proceeds
There has been no material change in the expected use of the net proceeds from our IPO, as described in our Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. Our expanding suite of offerings leverages our cross-functional expertise across biology, chemistry, software and hardware to provide a comprehensive, dynamic and high-resolution view of complex biological systems. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium Controller, Chromium Connect and Chromium X Series, which we refer to as “Chromium instruments” or “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Visium solution, which does not require an instrument, and our Chromium solution, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Since launching our first product in mid-2015, and as of December 31, 2021, cumulatively we have sold 3,511 instruments to customers around the world, including all of the top 100 global research institutions as ranked by Nature in 2020 based on publications and all of the top 20 global biopharmaceutical companies by 2020 research and development spend.
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our Chromium instruments and Chromium consumables are designed to work together exclusively. After buying a Chromium instrument, customers purchase consumables from us for use in their experiments. In addition to our Chromium products, we also sell Visium consumables which do not require a 10x Genomics instrument. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our Chromium instruments.
We focus a substantial portion of our resources on developing new products and solutions. Our research and development efforts are centered around improving the performance of our existing assays and software, developing new Chromium solutions such as multi-omics solutions, developing our Visium platform, improving and developing new capabilities for our Chromium platform, developing combined software and workflows across multiple solutions and investigating new technologies including the development of our forthcoming Xenium platform for in situ analysis. We intend to make significant investments in this area for the foreseeable future. In 2021, we acquired Tetramer Shop, a life sciences technology company which develops and provides reagents for precise monitoring of antigen-specific T-cells in research and development.
Historically, we have financed our operations primarily from the sale of our instruments and consumable products, the issuance and sale of our convertible preferred stock and common stock and the issuances of debt. On September 16, 2019, we completed an initial public offering and received aggregate net proceeds of $410.8 million. On September 15, 2020, we completed an underwritten follow-on public offering and received aggregate net proceeds of $482.3 million.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $58.2 million and $542.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $863.3 million and cash and cash equivalents totaling $587.4 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and

•invest in processes, tools and infrastructure and facilities to support the growth of our business.
Operational Effectiveness in the COVID-19 Pandemic Environment
Since the World Health Organization ("WHO") declared the global outbreak of COVID-19 to be a pandemic in March 2020, we have operated in an uncertain and disruptive pandemic environment but to date we have successfully maintained our operational effectiveness and COVID-19 has not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We continue to closely monitor the recent developments surrounding this pandemic and resurgences including, among other developments, local, state, national and global vaccination efforts and the potential impacts of variants.
In response to the pandemic, we have placed and continue to sell instruments and provide reagents to clinicians and researchers around the world working to understand COVID-19 and develop treatments for the disease. Our products are a critical tool for infectious disease research as they allow for a detailed understanding of how the virus causing COVID-19 impacts infected people, how the immune system is mobilized, which immune cells react to pathogens and many other aspects of the disease and potential therapies.
While many of our customers' laboratories were open during 2021, many of our customers have continued to navigate second-order COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include the reinstatement of COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. Further, we believe COVID-19 has limited the ability of the research community to connect, collaborate, attend conferences and share best practices. We believe these challenges have affected, and we expect will continue to affect, many of our customers' operations. We, our suppliers and our other partners have encountered similar challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges. Because our workflows are expensive and complex and often require fresh samples, coordinated stakeholders and constraint timeframes, we believe our academic customers are particularly impacted by COVID-19 related challenges. The situation remains uncertain, and there is an increased risk in our ability to source equipment, materials and components and deliver our products due to global logistics and supply chain challenges which may negatively impact our business in 2022.
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
By mid-2021, in person commercial and support activities had largely resumed and the majority of our customers' sites were open to in-person meetings with our sales and support teams. During the second half of 2021, some of our customers reinstated pandemic-related protocols due to rising COVID-19 case counts and in some cases closed or limited access to outside visitors, which negatively affected the operations of our sales and support teams at times in this period. While there were increased in-person commercial and support activities at times during the fourth quarter of 2021, the emergence of the omicron variant beginning in November and continuing through the end of the quarter impacted customer orders. In light of these continuing challenges, our sales and marketing teams are supplementing in person sales activities by leveraging digital marketing and sales activities and our customer service teams around the world have been utilizing in person and remote interactions and remain available to assist our customers and partners as needed.
To date, our production, shipping and customer service functions have been operational and we have been able to maintain a continuous supply of products to our customers. We communicate regularly with our suppliers, and while we have seen cases of limited availability of certain equipment, components and materials, any supply chain issues faced by the Company have not yet materially impacted our ability to manufacture and ship our products. With respect to equipment and material supply, we continue to work to secure sufficient equipment and materials to meet anticipated future demand. We are monitoring closely whether there will be a material negative impact due to potential future shortages, price increases from suppliers, labor shortages or other supply chain disruptions as well as disruptions to our logistics, shipping and other distribution operations.
There is considerable uncertainty about the duration of these disruptions. We expect these disruptions to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—The impacts and potential impacts of the COVID-19 pandemic continues to create significant uncertainty for our business, financial condition and results of operations,” specifically, under Part I, Item 1A.
Acquisitions
On January 8, 2021, we acquired 100% of the outstanding shares of Tetramer Shop ApS, a privately held company based in Copenhagen, Denmark, for $8.5 million in cash, net of cash acquired of $0.2 million. Tetramer Shop ApS develops and provides reagents for precise monitoring of antigen-specific T cells in research and development.
On October 13, 2020, we purchased all of the outstanding shares of ReadCoor, a privately held company based in Cambridge, Massachusetts, for $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock. ReadCoor is developing In Situ RNA analysis technology, consisting of a suite of proprietary reagents, which aims to enable researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
On August 21, 2020, we purchased all of the outstanding shares of CartaNA, a privately held company based in Stockholm, Sweden, for $41.8 million, inclusive of $0.6 million of transaction costs and net of cash acquired of $1.5 million. CartaNA is developing In Situ technology, consisting of a suite of proprietary reagents, which aims to enable researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
See Note 3 to the consolidated financial statements for further details of the above acquisitions.
Key business metrics
We regularly review a number of operating and financial metrics, including cumulative instruments sold and consumable pull-through, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, we anticipate these may change or may be substituted for additional or different metrics as our business grows and as we introduce new products.
Cumulative instruments sold

	As of December 31,
	2021	2020
Cumulative instruments sold	3,511	2,412
Our products are sold to academic, government, biopharmaceutical, biotechnology and other leading institutions around the globe. Our Chromium Controller and Chromium X Series instruments are user installable and do not require in-person training. Our Chromium Connect instrument requires installation and we offer in-person training for its use. We believe cumulative instruments sold, a metric we previously referred to as our instrument installed base, is one of the indicators of our ability to drive customer adoption of our products. We define cumulative instruments sold as the cumulative number of Chromium instruments, including the Chromium Controller, the Chromium X Series and the Chromium Connect, sold since inception.
Our quarterly instrument unit volumes can fluctuate due to a number of factors, including the procurement and budgeting cycles of many of our customers, especially government and academic institutions where unused funds may be forfeited or future budgets reduced if purchases are not made by their fiscal year end. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which may result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. We also believe the timing of unit sales has been impacted and will continue to be impacted by the timing of product introductions and transitions which can either accelerate or delay demand of existing and new products depending on the needs of individual researchers to conclude existing studies or to use new and improved product capabilities. Further, the growth of our market in certain geographic regions and our continued efforts to service these regions impact unit volumes quarter to quarter. We therefore believe that an annual representation of cumulative instruments sold is most appropriate for assessing trends in our business.

Chromium consumable pull-through per instrument

	Year ended December 31,
(in thousands)	2021	2020
Chromium consumable pull-through per instrument	$142	$124
Our consumables portfolio includes proprietary microfluidic chips, slides, reagents and other consumables for both our Visium and Chromium solutions. Our Chromium instruments and Chromium consumables are designed to work together exclusively. This Chromium closed-system model generates recurring revenue from each instrument we sell. Historically, growth in cumulative instruments sold has been the largest contributor to our growth in consumable sales. However, in 2021, the lessening impact of the COVID-19 pandemic on our customers' operations also contributed to the growth in consumables as compared to the prior year period. The figures in the table above represent the annual consumable pull-through per instrument for the years ended December 31, 2021 and 2020.
We define consumable pull-through per instrument as the total consumables revenue in the given quarter divided by the average number, during that quarter, of cumulative instruments sold since inception. We calculate the average number of cumulative instruments sold since inception for a given quarter using the number of cumulative instruments sold since inception as of the last day of the prior quarter and the number of cumulative instruments sold since inception as of the last day of the given quarter. We calculate the annual consumable pull-through per instrument figure by summing the quarterly pull-through for the quarters in a given year. We do not believe the consumable pull-through per instrument in an individual quarter is an effective indicator of current business trends as quarterly consumable pull-through can fluctuate due to a number of factors, including the timing of product transitions, budget and funding cycles of our customers, expansion into new global markets and industries, and the impact of the COVID-19 pandemic on our customers' operations.
With the emerging complexity of our product offerings, we believe pull-through per instrument is less relevant today than in past periods given the expanding breadth of our portfolio, and as such, is not representative of trends in our business. For example, some of our customers are purchasing Chromium X Series instruments to replace previously purchased Chromium Controllers. Additionally, certain of our solutions do not require a Chromium instrument, such as our Visium solution, and forthcoming solutions, such as our Xenium platform which is expected to utilize a separate family of 10x Genomics' instruments and not rely on a Chromium instrument for its workflow. Our consumables pull-through is also impacted by additional factors including expanding utilization by our existing customers, the rate of new customer acquisition, the ramp of utilization by new customers and the overall mix of “halo” users and their ordering patterns. As our business, product lines and customer composition have become more complex since adopting this key business metric, we believe that this metric represents an oversimplification of these different drivers and can obscure underlying trends in the business.
Key factors affecting our performance
We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under the heading “Risk Factors”.
Instrument sales
Management focuses on instrument sales as an indicator of current business success and a leading indicator of likely future sales of consumables. We expect our instrument sales to continue to grow as we increase penetration in our existing markets and expand into, or offer new features and solutions that appeal to new markets.
We plan to grow our instrument sales in the coming years through multiple strategies including expanding our sales efforts globally and continuing to enhance the underlying technology and applications for life sciences research. As part of this strategy and in an effort to increase the rate of sales of our instruments, we increased our sales force by 44% from December 31, 2020 through December 31, 2021, with more than 160 commissionable sales representatives as of December 31, 2021. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing the fleet of Chromium instruments and enabling their ability to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our instruments and consumables. In 2020, we introduced our Chromium Connect instrument, which is an automated version of our current Chromium Controller instrument. We believe the automated features of the Chromium

Connect will increase our addressable market by increasing utilization by biopharmaceutical customers. In 2021, we introduced our Chromium X Series which consists of the Chromium X, the company’s most powerful instrument yet that delivers routine million cell experiments, and the Chromium iX, an instrument capable of running experiments for tens of thousands of cells seamlessly upgradable to the Chromium X as scientists expand their research projects.
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
Recurring consumable revenue
We regularly assess trends relating to recurring consumable revenue based on our product offerings, our customer base and our understanding of how our customers use our products. As we sell additional instruments and launch additional consumables solutions, some of which may not require the use of a 10x instrument, consumables revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our revenue.
Our annual consumable pull-through per instrument increased in 2021 as a result of 2020 being comparatively more severely impacted by COVID-19. We have reported our Visium product revenue as part of consumable revenue and included it in the average pull-through per instrument calculation. Even though Visium is not processed through a Chromium instrument, we sell the product primarily to Chromium instrument users and view it as pull-through from a business perspective. As our business, product lines and customer composition have become more complex since adopting this key business metric, we believe that annual consumable pull-through per instrument represents an oversimplification of these different drivers and can obscure underlying trends in the business.
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
For each of the years ended December 31, 2021 and 2020, our Single Cell Gene Expression consumables, which were introduced in 2016, accounted for the majority of our consumables revenue. For the year ended December 31, 2021, the remaining consumables revenue was substantially comprised of sales of our Single Cell Immune Profiling consumables, our Single Cell ATAC consumables, Single Cell Multiome ATAC+Gene Expression solution and Visium. Revenue contribution from our Single Cell Gene Expression and Single Cell Immune Profiling consumables decreased as a percentage of overall consumables revenue while revenue contribution from our Single Cell Multiome ATAC+Gene Expression solution and Visium consumables increased as a percentage of overall consumables revenue for the year ended December 31, 2021. In 2021, we launched four new consumables products for our customers: (1) Our Single Cell Gene Expression Kit with CellPlex which allows researchers to increase sample and cell throughput by enabling multiple samples and higher cell loads to be loaded into each Chromium channel, lowering costs per sample and cost per cell for our customers; (2) Our Single Cell Gene Expression Low Throughput Kit which reduces the startup costs for a single cell experiment and enables a broader base of researchers to conduct single cell analysis; (3) Single Cell Gene Expression High Throughput which is compatible with our Chromium X instrument and enables routine million cell experiments; and (4) Our Visium Spatial Gene Expression for FFPE enabling Visium to be applied to FFPE tissues with similarly high sensitivity and the same spatial resolution as fresh frozen samples.
In addition, our margins are higher for those instruments and consumables that we sell directly to customers as compared to those that we sell through distributors. While we expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term, we are currently evaluating increasing our direct sales capabilities in certain geographies.

In the near term, we expect product mix changes between established products and lower margin new products, and investment in the expansion of manufacturing, warehousing and product distribution facilities to have the greatest impact on our margins. We expect accrued royalties related to the Bio-Rad litigation as described below under “Part II, footnote 7 of Item 8,” will be lower as compared to accrued royalties recognized in prior periods and which will have a modest favorable impact on our margins. We expect this favorable impact to be offset, by lower margin newly introduced products, the resulting product mix and expenses related to our planned increases in manufacturing and distribution capacity in our Pleasanton, California headquarters. In addition to the impact of competing products entering the market, the future margin profiles of our instruments and consumables will depend upon the outcome of such litigation, any royalties we are required to pay and the royalty rates and products to which such royalties apply.
Continued investment in growth
Our significant revenue growth has been driven by rapid innovation towards novel solutions that command price premiums and quick adoption of our solutions by our customer base. In 2021 and 2020, we introduced four new products for each of these years, respectively . We intend to continue to make focused investments to increase revenue and scale operations to support the growth of our business and therefore expect expenses in this area to increase. We have invested, and will continue to invest, significantly in our manufacturing capabilities and commercial infrastructure. The expansion, in 2021, of our Pleasanton global headquarters and research and development center by purchasing additional land adjacent to our headquarters to build additional buildings in anticipation of our continued rapid growth will help us achieve these goals by providing additional manufacturing, research and development and general office space. We plan to further invest in research and development as we hire employees with the necessary scientific and technical backgrounds to enhance our existing products and help us bring new products to market, and we expect to incur additional research and development expenses and higher stock-based compensation expenses as a result. We also plan to invest in sales and marketing activities, and we expect to incur additional general and administrative expenses and to have higher stock-based compensation expenses as we support our growth. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
Acquisitions of key technologies
We have made, and intend to continue to make, investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. Such investments could take the form of an acquisition of a business, asset acquisition or the exclusive or non-exclusive in-license of intellectual property rights. Any such acquisitions we make may affect our future financial results. For example, our 2021 acquisition of Tetramer Shop, which specialized in the development and provision of reagents for precise monitoring of antigen-specific T cells in research and development was accounted for as a business acquisition resulting in capitalization of intangible assets such as developed technology and goodwill. Additionally, our 2020 acquisitions of CartaNA and ReadCoor were largely comprised of purchases of intellectual property which were expensed as in-process research and development in the quarter during which such acquisitions occurred. While we have not previously entered into material joint-development, partnership or joint- venture agreements, we may in the future decide to do so and any such arrangements may limit our rights and the commercial opportunities of any jointly developed technology.
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
Our revenue from consumables includes sales of our Chromium and Visium consumable products. Our Chromium consumables are designed to work exclusively with our Chromium instruments while our Visium consumables do not require the use of a 10x Genomics instrument. Our instruments and consumables are generally sold without the right of return. Revenue is recognized as instruments and consumables are shipped. Revenue is recognized net of any sales incentive, distributor rebates and commissions and any taxes collected from customers. Instrument service agreements are typically entered into for a one-year term, with the coverage period beginning after the expiration of the standard one-year warranty period. Revenue from the sale of instrument service agreements are recognized ratably over the coverage period.

Cost of revenue, gross profit and gross margin
Cost of revenue.  Cost of revenue primarily consists of manufacturing costs incurred in the production process including personnel and related costs, costs of component materials, manufacturing overhead, packaging and delivery costs and allocated costs including facilities and information technology. We plan to hire additional employees as well as expand our manufacturing, warehousing and product distribution facilities, including increasing manufacturing automation to support our growth. In addition, cost of revenue includes royalty costs for licensed technologies included in our products, warranty costs, provisions for slow-moving and obsolete inventory and personnel and related costs and component costs incurred in connection with our obligations under our instrument service agreements. We record royalty accruals relating to sales of majority of our products as cost of revenue.
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
We plan to continue to invest significantly in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. In addition to making investments in next generation products for single cell and spatial analysis, our ReadCoor and CartaNA acquisitions which when combined with internal innovations will form the basis of our forthcoming Xenium In Situ Analysis Platform. We also expect allocated facilities and information technology costs to increase in future periods as a result of higher costs associated with the expansion to our global headquarters and research and development center in Pleasanton, California. As a result of these and other initiatives, we expect research and development expense will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
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
Selling, general and administrative. Selling, general and administrative expense primarily consists of costs related to the selling and marketing of our products, including sales incentives and advertising expenses and costs associated with our finance, accounting, legal (excluding accrued contingent liabilities), human resources and administrative personnel. Related costs associated with these functions, such as attorney and accounting fees, recruiting services, administrative services, insurance, public relations and communication activities, marketing programs and trade show appearances, travel, customer service costs, costs associated with COVID-19 screening, safety equipment purchases and cleaning and allocated costs including facilities and information technology, are also included in selling, general and administrative expenses.
We expect to incur additional selling, general and administrative expenses due to continued investment in our sales, marketing and customer service efforts to support the anticipated growth of our business. We also expect increased infrastructure costs, as well as increased costs for accounting, human resources, legal including litigation-related fees and contingency payments, insurance and investor relations. We expect to continue our hiring, in the United States as well as internationally, in all these areas in line with the continued growth of our business. We also expect allocated facilities costs to increase in future periods as a result of higher costs associated with the expansion to our global headquarters and research and development center in Pleasanton, California. As a result of these and other initiatives, we expect selling, general and administrative expenses to vary from period to period as a percentage of revenue and increase in absolute dollars in future periods. We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses and selling, general and administrative expenses to increase in absolute dollars.

Accrued contingent liabilities
Accrued contingent liabilities which comprised of the original charge, estimated royalties and interest charges primarily relating to our litigation with Bio-Rad was settled in July 2021 as discussed above under “Part II, footnote 7 of Item 8.”
Interest income
Interest income consists of interest earned on our cash and cash equivalents which are invested in bank deposit and in money market funds.
Interest expense
Interest expense consists primarily of interest on our accrued license fees and outstanding debt which was fully repaid on February 20, 2020. See Note 5 to the consolidated financial statements for further details.
Other income (expense), net
Other income (expense), net primarily consists of realized and unrealized gains and losses related to foreign exchange rate remeasurements.
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes and state taxes in the United States. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.
As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of $818.0 million and federal tax credit carryforwards of $45.8 million. Our federal NOLs generated after January 1, 2018, which total $703.1 million, are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2033. As of December 31, 2021, we had state NOLs of $372.5 million, which expire beginning in 2033. In addition, we had state tax credit carryforwards of $35.3 million, which do not expire. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards. We currently maintain a full valuation allowance against these tax assets.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We completed a study through October 31, 2021 and besides the ownership change resulting in a limitation on NOLs generated before November 1, 2013 no other limitations on the use of carryover attributes exist. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us. In addition, certain attributes are subject to an annual limitation as a result of the acquisition of our Subsidiary ReadCoor, which constitutes a change of ownership as defined under Internal Revenue Code Section 382.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue	$490,490	$298,845	$245,893
Cost of revenue	74,091	58,468	61,033
Gross profit	416,399	240,377	184,860
Operating expenses:
Research and development	211,752	123,375	83,097
In-process research and development	—	447,548	—
Selling, general and administrative	257,560	202,326	130,834
Accrued contingent liabilities	(660)	1,270	1,502
Total operating expenses	468,652	774,519	215,433
Loss from operations	(52,253)	(534,142)	(30,573)
Other income (expense):
Interest income	206	1,532	2,805
Interest expense	(866)	(1,682)	(3,079)
Other (expense) income, net	(802)	1,337	(186)
Loss on extinguishment of debt	—	(1,521)	—
Total other expense	(1,462)	(334)	(460)
Loss before provision for income taxes	(53,715)	(534,476)	(31,033)
Provision for income taxes	4,508	8,255	218
Net loss	$(58,223)	$(542,731)	$(31,251)
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Instruments	$64,474	$40,128	$24,346	61%
Consumables	418,740	252,685	166,055	66%
Services	7,276	6,032	1,244	21%
Total revenue	$490,490	$298,845	$191,645	64%
Revenue increased $191.6 million, or 64%, for the year ended December 31, 2021 as compared to year ended December 31, 2020. The increase was driven primarily by an increase in consumables and instruments revenue. Consumables revenue increased $166.1 million, or 66%, to $418.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in consumables revenue was primarily driven by growth in instrument sales and higher demand for our products, in part due to a lessening impact on our customers' operations related to the COVID-19 pandemic compared to the prior year. We experienced continued increases in revenue from our Single Cell Multiome ATAC+Gene Expression and Visium Spatial Gene Expression consumable products.
Instrument revenue increased $24.3 million, or 61%, to $64.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to an increase in number of units sold. We believe consumables and instrument revenues for 2020 were adversely impacted by customer lab closures due to the impact of the COVID-19 pandemic. The number of instruments sold during the year ended December 31, 2021 1,099 units, an increase of 46% as compared to the prior year, resulted in a total of 3,511 cumulative instruments sold since inception. Revenue for the year ended December 31, 2021 include sales of our newly introduced Chromium X Series instruments.
Service revenue increased $1.2 million, or 21%, to $7.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in the number of units coming off warranty.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. While many of our customers' laboratories were open during 2021, some had to reinstate COVID-19 related protocols and restrictions and many of our customers continued to navigate second-order COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. Further, we believe COVID-19 has limited the ability of the research community to connect, collaborate, attend conferences and share best practices which has been essential to the growth in utilization of our products.

We believe these challenges have affected, and we expect will continue to affect, many of our customers' operations. We, our suppliers and our other partners have encountered similar challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges. The situation remains uncertain, and there is an increased risk in our ability to source equipment, materials and components and deliver our products due to global logistics and supply chain challenges which may negatively impact our business in 2022. Once all labs are able to resume normal levels of research activities on a continual basis and supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages are resolved, we expect to see increased demand for our products.
Cost of revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$74,091	$58,468	$15,623	27%
Gross profit	$416,399	$240,377	$176,022	73%
Gross margin	85%	80%
Cost of revenue increased $15.6 million, or 27%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to $31.1 million from higher sales, including newly introduced products, $4.0 million of inventory scrap and excess and obsolete inventory charges, $2.1 million of warranty costs and $0.6 million of amortization of developed technology resulting from the acquisition of Tetramer Shop, partially offset by lower accrued royalties of $20.0 million related to the Settlement and Patent Cross License Agreement (the "Bio-Rad Agreement") with Bio-Rad Laboratories, Inc., including a one-time reversal of $14.7 million of accrued royalties arising from the Bio-Rad Agreement, a decrease of $1.9 million of costs related to ramping our second manufacturing facility and no idle manufacturing capacity charges incurred in 2021 as compared to $0.8 million in the prior year.
Gross profit increased $176.0 million, or 73% primarily due to higher revenue and lower accrued royalties related to the Bio-Rad Agreement including a one-time reversal of $14.7 million of accrued royalties. Gross margin percentage increased by 5 points for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to lower accrued royalties related to the Bio-Rad Agreement and no idle manufacturing capacity charges incurred during 2021 as compared to $0.8 million incurred in 2020, partially offset by less favorable product mix with newly introduced products. We expect our gross margin will trend slightly lower during the year due in part to less favorable product mix with newly introduced products.
Upon the onset of the pandemic in March 2020 and through a majority of the second quarter of 2020, the vast majority of academic and government labs around the world suspended or severely reduced operations in compliance with stay-at-home, shelter-in-place and similar orders which resulted in a decrease in overall demand during this period. However, beginning in
June 2020, we observed a modest re-opening of labs for general research which continued throughout the second half of 2020 resulting in an uptick in our sales activity during this period. In 2021, we saw a lessening impact the COVID-19 pandemic on our customers' operations which resulted in higher demand for our products as compared to the prior year period. The decrease in demand resulted in our production facilities running at less than normal capacity negatively impacting our gross margin in the second quarter of 2020 and 2020 as compared to 2021.

Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$211,752	$123,375	$88,377	72%
In-process research and development	—	447,548	(447,548)	(100)%
Selling, general and administrative	257,560	202,326	55,234	27%
Accrued contingent liabilities	(660)	1,270	(1,930)	(152)%
Total operating expenses	$468,652	$774,519	$(305,867)	(39)%
Research and development expense increased $88.4 million, or 72%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily driven by increased personnel expenses of $52.8 million, including $22.3 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $19.4 million used to support our research and development efforts, $10.4 million of higher allocated costs for facilities and information technology to support operational expansion and $3.6 million of higher consulting and professional services for product development.
In-process research and development expense for the year ended December 31, 2020 relates to intellectual property we purchased in connection with our acquisition of ReadCoor and CartaNA. In connection with these asset acquisitions, we recognized in-process research and development intangible assets of $406.9 million and $40.6 million, respectively, which did not have alternative future use and therefore was recognized as an expense during this period. See Note 3 to the consolidated financial statements for further details. There were no similar purchases in the year ended December 31, 2021.
During the first half of 2020, the COVID-19 pandemic resulted in a decrease in certain research laboratory activities, and as a result we incurred lower materials spending. Our research and development activities have increased in the second half of 2020 and 2021, and we expect our research development activities and expenditures to continue to increase in 2022 and beyond as we increase our level of investment to support new and existing projects.
Selling, general and administrative expenses increased $55.2 million, or 27%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in expenses was primarily driven by increased personnel expenses of $55.7 million, including $23.3 million in stock-based compensation expense, $9.2 million of higher allocated costs for facilities and information technology to support the general expansion of our operations, $9.1 million of marketing expenses related to conferences and seminars, partially offset by a decrease in outside legal expenses of $18.6 million.
We expect our operating expenses to significantly increase in 2022 due to our continuing investments in the growth of our business and increased stock based compensation expense.
Accrued contingent liabilities decreased by $1.9 million, or 152%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to a one-time reversal of accrued interest arising from the Bio-Rad Agreement. See Note 7 to the consolidated financial statements for further details.
Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Interest income	$206	$1,532	$(1,326)	(87)%
Interest expense	(866)	(1,682)	816	(49)%
Other (expense) income, net	(802)	1,337	(2,139)	N/M
Loss on extinguishment of debt	—	(1,521)	1,521	N/M
Total other expense	$(1,462)	$(334)	$(1,128)	338%
N/M: result not meaningful.
Interest income decreased by $1.3 million, or 87%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to lower interest rates in 2021.

Interest expense decreased by $0.8 million, or 49%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was driven primarily by the repayment of our term loan in February 2020.
Other (expense) income, net was comprised of realized and unrealized losses from foreign currency rate measurement fluctuations for the year December 31, 2021 as compared to net gains for the year ended December 31, 2020.
Loss on extinguishment of debt was $1.5 million for the year ended December 31, 2020. In February 2020, we repaid the remaining balance on our term loan, an end-of-term payment and prepayment fees.
Provision for Income Taxes
The Company’s provision for income taxes was $4.5 million and $8.3 million, respectively, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The provision for income taxes for the years ended December 31, 2021 and 2020 consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $587.4 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $85.3 million in accounts receivable and an accumulated deficit of $863.3 million. Short-term restricted cash of $1.0 million and long-term restricted cash of $7.6 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the year ended December 31, 2021, and we have generated losses from operations since inception as reflected in our accumulated deficit of $863.3 million. We expect to continue to incur operating losses for the foreseeable future due to investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. We expect this may include accessing alternative sources of financing for the expansion of our headquarters in Pleasanton, such as mortgage financing or a capital partner.
We currently anticipate making aggregate capital expenditures of between approximately $200 million and $225 million during the next 12 months, approximately two thirds of which we expect to incur for construction costs of the facilities on the land we purchased in Pleasanton, California, as well as other global facilities and equipment to be used for manufacturing and research and development, the sources of which may include external funding such as mortgage financing or a capital partner. In the normal course of operations, we enter into certain contractual obligations and commitments. See Note 7 of our consolidated financial statements for additional details regarding commitments and contingencies.
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
Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,373)	$(217,898)
Investing activities	(106,729)	(38,394)
Financing activities	35,297	468,906
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	234	(463)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(92,571)	$212,151
Operating activities
The net cash used in operating activities of $21.4 million for the year ended December 31, 2021 was due primarily to a net loss of $58.2 million, net cash outflow from changes in operating assets and liabilities of $87.4 million, partially offset by stock-based compensation expense of $96.0 million, depreciation and amortization of $21.1 million and amortization of leased right-of-use assets of $7.1 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued contingent liabilities of $44.2 million, of which $29.4 million was paid as cash settlement arising from the Bio-Rad Agreement, an increase in accounts receivable of $34.0 million due to an increase in sales, an increase in inventory of $30.1 million due to build of inventory to meet anticipated demand, a decrease in other noncurrent liabilities of $4.7 million, an increase in prepaid expenses and other current assets of $1.1 million, a decrease of $2.5 million in payment of operating lease expenses and a decrease in accrued expenses and other current liabilities of $0.9 million due to the timing of payments including license fees. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued compensation and other related benefits of $16.3 million, an increase in accounts payable of $11.1 million due to higher operational spending and timing of vendor payments, a decrease in deferred revenue of $1.5 million and a decrease in other noncurrent assets of $1.0 million.
The net cash used in operating activities of $217.9 million for the year ended December 31, 2020 was due primarily to a net loss of $542.7 million, net cash outflow from changes in operating assets and liabilities of $50.4 million, partially offset by adjustments for Class A common stock issued for in-process research and development related to the ReadCoor asset acquisition of $306.0 million, stock-based compensation expense of $48.6 million, depreciation and amortization of $14.0 million, amortization of leased right-of-use assets of $5.0 million and loss on extinguishment of debt of $1.5 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued contingent liabilities of $24.5 million as a result of a payment of $34.5 million in December 2020 relating to the Bio-Rad judgement (see Note 7 for details), an increase in accounts receivable of $17.8 million due to timing of collections, an increase in inventory of $14.6 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, a decrease in other noncurrent liabilities of $3.8 million, an increase in prepaid expenses and other current assets of $5.3 million, a decrease of $4.8 million in payment of operating lease expenses, an increase in other assets of $2.7 million and a decrease in accounts payable of $7.8 million due to timing of vendor payments. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued expenses and other current liabilities of $25.9 million consistent with the growth of our business and an increase in accrued compensation and other related benefits of $2.9 million.

Investing activities
The net cash used in investing activities of $106.7 million in the year ended December 31, 2021 was due to purchases of property and equipment of $101.3 million including the purchase of land for $28.1 million and cash paid for the acquisition of Tetramer Shop of $5.5 million.
The net cash used in investing activities of $38.4 million in the year ended December 31, 2020 was due to purchases of property and equipment of $36.7 million and purchases of intangible assets of $1.7 million.
Financing activities
The net cash provided by financing activities of $35.3 million in the year ended December 31, 2021 was primarily from proceeds of $40.3 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.0 million.
The net cash provided by financing activities of $468.9 million in the year ended December 31, 2020 was primarily from proceeds of $482.3 million from the issuance of Class A common stock after deducting offering costs, underwriting discounts and commissions, and proceeds of $23.7 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases, partially offset by the use of $31.3 million in connection with loan principal payments including the early repayment of the term loan under the Loan and Security Agreement (including fees in connection with the early repayment of the term loan) and payments on financing arrangements of $5.8 million.
Critical Accounting Estimates
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
We believe that the accounting estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Revenue recognition
We generate revenue from sales of products and services, and our products consist of instruments and consumables. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 45 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. Our contracts with our customers generally do not include rights of return or a significant financing component.
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
Inventory
Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving or unsalable and frequently review such determinations. We write down specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. We make assumptions about future demand, market conditions and the release of new products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required.
Stock-based compensation
Our stock-based compensation relates to stock options, restricted stock units (“RSUs”) and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for stock-based awards are based on their grant date fair value. We determine the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq, at the date of the grant. We estimate the fair value of stock option awards granted to employees, non-employees and directors on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met.
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. We determine expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
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
The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in asset types including bank deposits and money market funds. Interest rates were higher in the first half of 2020 and subsequent declines in interest rates for remainder of 2020 and into 2021 have reduced our interest income. While historical fluctuations in interest income have not been significant, in a financial environment with extremely low or negative interest rates, we have experienced and could continue to experience a reduction in the interest earned from such investment activities. A sustained 10% decline in interest rates during the periods presented would not have materially affected our operational results.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2021 and 2020, approximately 17% and 16%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. We are exposed to gains or losses due to changes in foreign currency exchange rates. For example, if the value of U.S. dollar increases relative to foreign currencies, we will incur losses on the remeasurement on customer receivables which are denominated in foreign currencies. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We have performed a sensitivity analysis as of December 31, 2021 and as of December 31, 2020, using a modeling technique that measures the change in the amount of non-U.S. dollar monetary assets arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash and cash equivalents and accounts receivable, we would report in U.S. Dollars as of December 31, 2021 and December 31, 2020 by less than $2.4 million and by less than $1.5 million, respectively.

Item 8. Financial Statements and Supplementary Data.
10x Genomics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 10x Genomics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

Description of the Matter
For the year ended December 31, 2021, the Company recognized revenues of $490.5 million from the sale of products and services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.

Auditing the Company’s revenue recognition can be complex due to the volume of sales transactions including multiple performance obligations. Judgment is involved to determine the allocation of consideration using stand-alone selling price.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the allocation of the transaction price to performance obligations in revenue transactions. For example, we tested controls over management’s review of revenue system configurations, management’s analyses of stand-alone selling price, and the automated system controls for the application of the stand-alone selling price to the revenue transactions.

Our audit procedures over the allocation of consideration using stand-alone selling price included, among others, for a sample of individual sales transactions, we inspected the customer contract, identified the distinct performance obligation(s) in the contract, and recalculated the allocation of the transaction price. We further assessed the timing of revenue recognition based on evidence of transfer of control of the goods to the customer or the recognition of revenue over time for extended warranty service performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 18, 2022

10x Genomics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$587,447	$663,603
Restricted cash	1,028	16,567
Accounts receivable, net	85,254	51,208
Inventory	59,966	29,959
Prepaid expenses and other current assets	13,896	13,029
Total current assets	747,591	774,366
Property and equipment, net	169,492	72,840
Restricted cash	7,598	8,474
Operating lease right-of-use assets	60,918	46,983
Goodwill	4,511	—
Intangible assets, net	25,397	22,354
Other noncurrent assets	3,319	4,324
Total assets	$1,018,826	$929,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,351	$4,709
Accrued compensation and related benefits	31,626	15,383
Accrued expenses and other current liabilities	50,909	43,453
Deferred revenue	5,340	4,472
Operating lease liabilities	5,131	5,936
Accrued contingent liabilities	—	44,173
Total current liabilities	110,357	118,126
Accrued license fee, noncurrent	5,814	11,171
Operating lease liabilities, noncurrent	76,847	57,042
Other noncurrent liabilities	8,240	3,930
Total liabilities	201,258	190,269
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized (Class A 1,000,000,000, Class B 100,000,000); 112,514,977 (Class A 92,868,512, Class B 19,646,465) and 108,485,909 (Class A 85,804,444, Class B 22,681,465) shares issued and outstanding as of December 31, 2021 and 2020	2	2
Additional paid-in capital	1,680,865	1,544,218
Accumulated deficit	(863,321)	(805,098)
Accumulated other comprehensive gain (loss)	22	(50)
Total stockholders’ equity	817,568	739,072
Total liabilities and stockholders’ equity	$1,018,826	$929,341
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$490,490	$298,845	$245,893
Cost of revenue	74,091	58,468	61,033
Gross profit	416,399	240,377	184,860
Operating expenses:
Research and development	211,752	123,375	83,097
In-process research and development	—	447,548	—
Selling, general and administrative	257,560	202,326	130,834
Accrued contingent liabilities	(660)	1,270	1,502
Total operating expenses	468,652	774,519	215,433
Loss from operations	(52,253)	(534,142)	(30,573)
Other income (expense):
Interest income	206	1,532	2,805
Interest expense	(866)	(1,682)	(3,079)
Other (expense) income, net	(802)	1,337	(186)
Loss on extinguishment of debt	—	(1,521)	—
Total other expense	(1,462)	(334)	(460)
Loss before provision for income taxes	(53,715)	(534,476)	(31,033)
Provision for income taxes	4,508	8,255	218
Net loss	$(58,223)	$(542,731)	$(31,251)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	72	(4)	(9)
Comprehensive loss	$(58,151)	$(542,735)	$(31,260)
Net loss per share, basic and diluted	$(0.53)	$(5.37)	$(0.80)
Weighted-average shares used to compute net loss per share, basic and diluted	110,347,937	101,151,675	39,091,366
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	67,704,278	$243,244	14,549,801	$1	$11,165	$(231,116)	$(37)	$(219,987)
Issuance of Class A common stock upon exercise of options	—	—	2,226,493	—	3,435	—	—	3,435
Conversion of convertible preferred stock into Class B common stock	(67,704,278)	(243,244)	67,704,278	1	243,243	—	—	243,244
Issuance of Class A common stock upon initial public offering, net of issuance costs	—	—	11,500,000	—	410,824	—	—	410,824
Cashless exercise of Class A common stock warrants	—	—	261,024	—	—	—	—	—
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	494	—	—	494
Stock-based compensation	—	—	—	—	13,333	—	—	13,333
Net loss	—	—	—	—	—	(31,251)	—	(31,251)
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Balance as of December 31, 2019	—	—	96,241,596	2	682,494	(262,367)	(46)	420,083
Issuance of Class A common stock related to equity awards	—	—	5,742,931	—	23,743	—	—	23,743
Sale of Class A common stock	—	—	4,600,000	—	482,267	—	—	482,267
Issuance of Class A common stock for asset acquisition	—	—	1,901,382	—	306,000	—	—	306,000
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	247	—	—	247
Stock-based compensation	—	—	—	—	49,467	—	—	49,467
Net loss	—	—	—	—	—	(542,731)	—	(542,731)
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2020	—	—	108,485,909	2	1,544,218	(805,098)	(50)	739,072
Issuance of Class A common stock related to equity awards	—	—	4,029,068	—	40,325	—	—	40,325
Vesting of shares subject to repurchase, including early exercised options	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	96,168	—	—	96,168
Net loss	—	—	—	—	—	(58,223)	—	(58,223)
Other comprehensive income	—	—	—	—	—	—	72	72
Balance as of December 31, 2021	—	$—	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
The accompanying notes are an integral part of these consolidated financial statements

10x Genomics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(58,223)	$(542,731)	$(31,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,118	14,012	7,066
Stock-based compensation expense	95,962	48,626	13,333
Loss on disposal of property and equipment	79	29	614
Loss on extinguishment of debt	—	1,521	—
Amortization of right-of-use assets	7,136	5,009	—
Class A common stock issued for in-process research and development	—	306,000	—
Accretion of discount on term loan	—	17	101
Changes in operating assets and liabilities:
Accounts receivable	(34,041)	(17,847)	(5,284)
Inventory	(30,132)	(14,601)	(6,699)
Prepaid expenses and other current assets	(1,053)	(5,265)	(3,535)
Other noncurrent assets	1,045	(2,686)	(251)
Accounts payable	11,084	(7,770)	4,901
Accrued compensation and other related benefits	16,337	2,936	5,292
Deferred revenue	1,535	2,023	634
Accrued contingent liabilities	(44,173)	(24,485)	30,658
Accrued expenses and other current liabilities	(873)	25,917	5,771
Deferred rent, noncurrent	—	—	12,730
Operating lease liability	(2,469)	(4,832)	—
Other noncurrent liabilities	(4,705)	(3,771)	547
Net cash (used in) provided by operating activities	(21,373)	(217,898)	34,627
Investing activities:
Purchases of property and equipment	(101,278)	(36,666)	(42,742)
Acquisition of business, net of cash acquired	(5,451)	—	—
Acquisition of intangible assets	—	(1,728)	(25)
Net cash used in investing activities	(106,729)	(38,394)	(42,767)
Financing activities:
Payments on term loans	—	(31,256)	—
Proceeds from borrowings under revolver	—	—	11,000
Payments on borrowings under revolver	—	—	(11,000)
Payments on technology license financing arrangement	(5,028)	(5,848)	—
Proceeds from issuance of common stock upon initial and follow-on public offerings, net of issuance costs	—	482,267	410,824
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	40,325	23,743	3,766
Net cash provided by financing activities	35,297	468,906	414,590
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	234	(463)	(45)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(92,571)	212,151	406,405
Cash, cash equivalents, and restricted cash at beginning of year	688,644	476,493	70,088
Cash, cash equivalents, and restricted cash at end of year	$596,073	$688,644	$476,493
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,222	$1,670	$2,250
Cash paid for taxes	$8,660	$280	$22

10x Genomics, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$16,972	$2,983	$4,492
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,284	$13,562	$—
Contingent consideration payable related to business acquisition	$1,500	$—	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$243,244
Purchase of technology licenses under financing arrangement	$—	$—	$22,099
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) was incorporated in the state of Delaware on July 2, 2012 and is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium Controller, Chromium Connect and Chromium X Series instruments, which the Company refers to as “instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for our Visium solution, which does not require a 10x Genomics instrument, and our Chromium solution, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe and North America.
Basis of Presentation
The consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (or “GAAP”). All intercompany transactions and balances have been eliminated.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent liabilities, and the reported amounts of revenue and expense. These judgments, estimates and assumptions are used for, but not limited to, revenue recognition, inventory valuation and write-downs, accounting for asset and business acquisitions and the valuation of stock-based compensation awards. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, the Company’s forecasts and future plans, current economic conditions and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates.
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance.
Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value.
Short-term restricted cash of $1.0 million and long-term restricted cash of $7.6 million primarily represents cash on deposit with financial institutions as security for letters of credit outstanding for the benefit of the landlord related to the Company’s non-cancelable operating leases for its corporate headquarters (see “—Commitments and Contingencies” below).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$587,447	$663,603	$424,166
Restricted cash	8,626	25,041	52,327
Total cash, cash equivalents and restricted cash	$596,073	$688,644	$476,493
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
Level 1: Quoted prices in active markets for identical instruments
Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)
Money market funds are highly liquid investments which are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of December 31, 2021 and December 31, 2020, the Company held $548.0 million and $600.9 million in money market funds, respectively, with no unrealized gains or losses.
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services. The Company reviews its accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. There was no allowance for doubtful accounts as of December 31, 2021 and December 31, 2020.
Business Concentrations
The Company’s instruments are mostly assembled and tested by a single contract manufacturer in Asia and the United States. The Company’s agreement with the contract manufacturers contains purchase commitments. In addition, the Company is reliant on several suppliers for key components for its reagent kits. A significant disruption in the operations of the contract manufacturers or suppliers may impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on its business, financial condition and results of operations, which may be partially mitigated by the contract manufacturer's ability to relocate operations from Asia location to United States.
Concentrations
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company’s cash and cash equivalents held with large financial institutions in the United States and deposits exceed the Federal Deposit Insurance Corporation’s insurance limit. The Company performs periodic evaluations of the risks associated with its investments and the relative credit standing of these financial institutions.
The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral from its customers but may require upfront payments from certain customers. The Company has not experienced material credit losses to date. For the years ended December 31, 2021, 2020, and 2019, no single customer represented more than 10% of revenue. As of December 31, 2021, one of the Company's distributors accounted for 11% of the Company’s outstanding accounts receivable. No other customer or distributor represented more than 10% of the Company’s outstanding accounts receivable as of December 31, 2021 and December 31, 2020.
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
Internal-Use Software
The Company capitalizes costs incurred to develop internal-use software within fixed assets and commencing from 2020, began capitalizing costs to develop hosting arrangements within other noncurrent assets in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These costs are amortized on a straight-line basis over the estimated useful life of the asset.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the following assets:

	Useful Life (Years)
Laboratory equipment and machinery	3	-	5
Computer equipment	2	-	3
Furniture and fixtures	3
Leasehold improvements	1	-	10
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded for the years ended December 31, 2021, 2020 and 2019.
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
Deferred Revenue
Deferred revenue consists of payments received in advance of revenue recognition primarily related to instrument service agreements, also referred to as extended warranties. Revenue under these agreements is recognized over the related service period. Deferred revenue expected to be recognized during the 12 months following the balance sheet date is recorded as current portion of deferred revenue and the remaining portion is recorded as long-term.
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
Cost of Revenue
Cost of revenue primarily consists of manufacturing costs incurred in the production process, including personnel and related costs, component materials, labor and overhead, packaging and delivery costs and allocated costs including facilities and information technology. In addition, cost of product revenue includes royalty costs for licensed technologies included in the Company’s products, warranty costs and provisions for slow-moving and obsolete inventory.
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

Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $4.7 million, $1.9 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
The Company’s stock-based compensation relates to stock options, restricted stock units (“RSUs”) and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards is based on their grant date fair value. The Company determines the fair value of RSUs based on the closing price of its stock, which is listed on Nasdaq, at the date of the grant. The Company estimates the fair value of stock option awards and stock purchase rights under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. The Company calculated the expected term using the simplified method, which is the mid-point between the vesting and contractual term. Due to the short trading period of the Company's stock, the Company has estimated volatility by reference to the historical volatilities of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
Foreign Currency
For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated to the U.S. dollar using month-end exchange rates, and revenue and expenses using average exchange rates. The adjustments resulting from these foreign currency translations are recorded in Accumulated other comprehensive gain (loss).
For entities where the functional currency is the U.S. dollar, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Gains or losses from foreign currency remeasurement are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized foreign currency transaction losses of $0.9 million for the year ended December 31, 2021, and foreign currency transaction gains of $1.3 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
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
The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income tax paid is subject to examination by U.S. federal state and foreign tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of the relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.

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
Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business in which case the transaction is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the purchase price over the assigned fair values of the net assets acquired is recorded as goodwill.
Goodwill is not amortized, rather assessed, at least annually, for impairment at a reporting unit level. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting unit with the carrying value, including goodwill. If the carrying amounts of the reporting unit exceed the fair value, we record an impairment loss based on the difference.
The Company accounts for an asset acquisition under ASC, Business Combinations Topic 805, Subtopic 50, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition; any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on relative fair values. In-process research and development expense is expensed as incurred provided there is no alternative future use. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

3.    Acquisitions
2021 Acquisition
Tetramer Shop Acquisition
On January 8, 2021 (the "acquisition date"), the Company purchased 100% of the outstanding shares of Tetramer Shop ApS (“Tetramer Shop”), a privately held company based in Copenhagen, Denmark, for a total cash consideration of $8.5 million, net of cash acquired of $0.2 million and including $1.5 million of fair value of contingent consideration. The contingent consideration is recorded as a liability and is payable upon the successful transfer of Tetramer Shop's technology to the Company within two years of the acquisition date.
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
Our consolidated statements of income include the financial results of Tetramer Shop subsequent to the acquisition date. Revenue related to Tetramer Shop since the acquisition date was included in our consolidated statements of income and was not material.
The final fair value of assets acquired, including goodwill and intangibles, and liabilities assumed as of the acquisition date were as follows (in thousands):

Amount
Cash and cash equivalents	$224
Other assets acquired	83
Tangible assets acquired	307
Other liabilities assumed	(652)
Deferred tax liability - non-current	(1,131)
Total net tangible assets acquired and liabilities assumed	(1,476)
Intangible assets	5,640
Goodwill	4,511
Net assets acquired	$8,675
The intangible assets as of the acquisition date included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technology	$5,500	10
Customer relationships	140	3
	$5,640

The fair value of the intangible assets acquired in connection with the acquisition was determined using either the income or replacement cost methodologies. The developed technology and customer relationships will be amortized over ten years and three years, respectively.

Identifiable Intangible Assets
Developed technology acquired primarily consists of existing technology related to developing reagents for precise monitoring of antigen-specific T-cells in research and development, enabling the Company to strengthen its efforts in immunology. The Company valued the developed technology using the multi-period excess earnings method under the income approach. Using this approach, the final fair values were calculated using expected future cash flows discounted to their net present values at an appropriate risk-adjusted rate of return.
Goodwill
The excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition was recorded as a noncurrent asset and is not amortized but is subject to an annual review for impairment.
2020 Acquisitions
ReadCoor Acquisition
On October 13, 2020, the Company purchased all of the outstanding shares of ReadCoor Inc. (“ReadCoor”), a privately held company based in Cambridge, MA, for $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock. The purchase agreement provided for the Company to issue 1,901,382 shares of the Company’s class A common stock which was based on a contractual value of $250.0 million divided by the ten-day weighted average price of the Company's common stock shortly prior to the acquisition. In determining the total purchase consideration paid for ReadCoor, these shares were valued at $306.0 million based on the fair value of the Company’s class A common stock on the acquisition date. ReadCoor is developing In Situ RNA analysis technology, consisting of a suite of proprietary reagents, which aims to enable researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
The transaction was accounted for as an asset acquisition. In connection with this acquisition, the Company acquired an in-process research and development intangible asset of $406.9 million which did not have alternative future use and therefore was recognized as an expense and included as a component of in-process research and development in the consolidated statements of operations and comprehensive loss. The Company also acquired an intangible asset of $0.9 million related to assembled workforce which is included in other noncurrent assets in the consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$406,911
Intangible asset	927
Other assets and liabilities, net	(406)
Total net assets acquired	$407,432
CartaNA Acquisition
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
The transaction was accounted for as an asset acquisition. In connection with this acquisition, the Company acquired an in-process research and development intangible asset of $40.6 million which did not have alternative future use and therefore was recognized as an expense and included as a component of in-process research and development in the consolidated statements of operations and comprehensive loss. The Company also acquired $0.8 million in intangible assets related to customer relationships and assembled workforce which are included in other noncurrent assets in the consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$40,637
Intangible assets	801
Other assets and liabilities, net	348
Total net assets acquired	$41,786
4.    Other Financial Statement Information
Inventory
Inventory was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Purchased materials	$31,954	$9,930
Work in progress	14,052	9,312
Finished goods	13,960	10,717
Inventory	$59,966	$29,959
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Land	$36,099	$—
Laboratory equipment and machinery	44,189	30,010
Computer equipment	12,294	5,783
Furniture and fixtures	6,208	5,887
Leasehold improvements	67,532	42,068
Construction in progress	52,191	19,594
Total property and equipment	218,513	103,342
Less: accumulated depreciation and amortization	(49,021)	(30,502)
Property and equipment, net	$169,492	$72,840
Depreciation expense was $18.5 million, $12.3 million and $6.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Intangible Assets, Net
Intangible assets, net, which are recorded within other noncurrent assets in the consolidated balance sheets, consisted of the following (dollars in thousands):

	December 31, 2021				December 31, 2020
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	12.7	$22,504	$(3,506)	$18,998	$22,504	$(1,973)	$20,531
Developed technology	9.0	5,500	(550)	4,950	—	—	—
Customer relationships	2.8	945	(337)	608	805	(111)	694
Trademarks	—	204	(204)	—	204	(142)	62
Assembled workforce	3.8	1,128	(287)	841	1,128	(61)	1,067
Intangible assets, net		$30,281	$(4,884)	$25,397	$24,641	$(2,287)	$22,354
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2022	$2,535
2023	2,506
2024	2,378
2025	2,214
2026	2,024
Thereafter	13,740
Total	$25,397
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Accrued payroll and related costs	$3,978	$2,506
Employee stock purchase program liability	1,693	1,258
Accrued bonus	16,558	5,058
Accrued commissions	3,417	3,038
Accrued acquisition-related compensation	4,430	2,213
Accrued vacation	1,172	1,035
Other	378	275
Accrued compensation and related benefits	$31,626	$15,383

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Accrued legal and related costs	$2,425	$5,704
Accrued license fee	6,214	6,198
Accrued purchase consideration	—	4,146
Accrued royalties for licensed technologies	4,415	3,160
Accrued property and equipment	15,361	2,983
Accrued professional services	8,593	3,137
Product warranties	994	399
Customer deposits	954	1,727
Taxes payable	4,622	8,649
Accrued lab supplies	2,056	1,506
Other	5,275	5,844
Accrued expenses and other current liabilities	$50,909	$43,453
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning of period	$399	$467
Amounts charged to cost of revenue	2,934	796
Repairs and replacements	(2,339)	(864)
End of period	$994	$399
Revenue and Deferred Revenue
As of December 31, 2021, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $7.7 million, of which approximately $5.3 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $7.7 million and $6.2 million as of December 31, 2021 and December 31, 2020, respectively, consisted of deferred revenue related to extended warranty service agreements.
A summary of the change in contract liabilities is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning of period	$6,154	$4,131
Revenue recognized that was included in the contract liability at the beginning of the year	(4,101)	(3,295)
Revenue deferred excluding amounts recognized as revenue during the period	5,635	5,318
Balance as of December 31	$7,688	$6,154

The following table represents revenue by source for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Instruments	$64,474	$40,128	$34,945
Consumables	418,740	252,685	206,878
Services	7,276	6,032	4,070
Total revenue	$490,490	$298,845	$245,893
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$258,274	$154,768	$133,266
Europe, Middle East and Africa	108,491	73,265	58,004
China	74,924	41,741	29,920
Asia-Pacific (excluding China)	42,087	24,507	18,211
North America (excluding United States)	6,714	4,564	6,492
Total revenue	$490,490	$298,845	$245,893
5.    Debt
In September 2016, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (as amended and restated in February 2018 and as further amended, restated or supplemented from time to time, the “Loan and Security Agreement”), which included a term loan and revolving line of credit. On February 20, 2020, the Company repaid the remaining balance of the term loan and all associated costs. The final payment of $30.5 million included $28.3 million for the outstanding principal balance of the term loan, $1.8 million for an end of term payment, $0.3 million for early termination fees and $0.1 million for interest. The prepayment resulted in a loss on extinguishment of debt of $1.5 million. The non-accreted portion of the end of term payment, unamortized discounts and early termination fees were included in the calculation of the loss on extinguishment of debt.
The revolving line of credit and the Loan and Security Agreement was terminated at the election of the Company on June 18, 2020. Upon termination, the Company incurred termination fees of $0.3 million.
6.    Income Tax
Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(73,070)	$(376,835)	$(35,675)
International	19,355	(157,641)	4,642
Total	$(53,715)	$(534,476)	$(31,033)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal	$—	$—	$—
State	50	—	98
Foreign	5,148	8,173	126
Total current provision for income taxes	5,198	8,173	224
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	(690)	82	(6)
Total deferred provision for income taxes	(690)	82	(6)
Provision for income taxes	$4,508	$8,255	$218
The provision for income taxes was $4.5 million for the year ended December 31, 2021, which related to foreign and state income taxes. For the years ended December 31, 2020 and 2019, the provision for income taxes were $8.3 million and $0.2 million, respectively.
A reconciliation of the federal statutory income tax provision to the effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax provision at statutory rate	$(11,280)	$(112,240)	$(6,517)
State taxes, net	(20,136)	(16,653)	(2,958)
Tax credits	(11,836)	(9,453)	(2,684)
Foreign taxes	142	41,253	101
Stock-based compensation	(78,852)	(52,070)	1,032
Change in valuation allowance	126,386	99,034	10,783
Acquisition related expenses	(793)	93,407	116
Impact of change in tax status	—	(34,731)	—
Other	877	(292)	345
Total provision for income taxes	$4,508	$8,255	$218
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows as of the dates indicated (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$195,953	$90,562
Research and development tax credits	54,117	31,908
Accruals and reserves	7,868	14,392
Lease liability	19,697	14,192
Intangibles	40,716	43,261
Stock-based compensation	12,261	6,601
Total deferred tax assets	330,612	200,916
Valuation allowance	(313,194)	(186,853)
Net deferred tax assets	$17,418	$14,063

	Year Ended December 31,
	2021	2020
Deferred tax liabilities
Fixed assets	$(4,189)	$(3,750)
Right-of-use assets	(13,745)	(10,388)
Total deferred tax liabilities	(17,934)	(14,138)
Net deferred tax liabilities	$(516)	$(75)
As of December 31, 2021 and 2020, the Company maintained a full valuation allowance on its domestic net deferred tax assets. The domestic deferred tax assets predominantly relate to operating losses and tax credits. The domestic valuation allowance was estimated based on an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all domestic net deferred tax assets. The Company intends to maintain a full valuation allowance on domestic net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance. The valuation allowance increased by $126.3 million and by $120.4 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had federal net operating loss (NOL) carryforwards of $818.0 million and federal tax credit carryforwards of $45.8 million. The federal NOL carryforwards generated during and after fiscal 2018 totaling $703.1 million are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2033. As of December 31, 2021, the Company had state NOL carryforwards of $372.5 million, which begin to expire in 2033. In addition, the Company had state tax credit carryforwards of $35.3 million, which do not expire.
The federal and state net operating losses and credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. The Company completed a study through October 31, 2021 and determined that a Section 382 ownership change occurred in 2013. As a result, the Company’s net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition certain attributes are subject to annual limitations as a result of the acquisition of ReadCoor, which constitutes a change in ownership as defined under Section 382. Such limitations may result in expiration of a portion of the carryforwards before utilization. The Company’s ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if the Company earns net taxable income, its ability to use pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability.

The total balance of unrecognized gross tax benefits for the years ended December 31, 2021 and 2020 resulting primarily from research and development tax credits claimed on the Company’s annual tax returns were as follows (in thousands):

	2021	2020
Unrecognized tax benefits at beginning of year	$14,657	$6,410
Reductions based on prior year tax provisions	(252)	(311)
Additions based on current year tax provisions	9,354	8,558
Unrecognized tax benefits at end of year	$23,759	$14,657
The total amount of unrecognized gross tax benefits was $23.8 million and $14.7 million as of December 31, 2021 and 2020, respectively, of which $1.5 million and $0.6 million, if recognized, would affect our effective tax rate, respectively.
The Company is subject to the examination of its income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. The United States, California and Sweden are considered as major jurisdictions. The Company has not been audited in such jurisdictions. Tax examinations are expected to focus on research and development tax credits, intercompany transfer pricing practices and other matters. Due to NOLs and credit carryforwards, as of December 31, 2021, federal and California income tax returns for the years ended 2012 through the current period are open to examination. Significant foreign income tax returns for the years 2018 through the current period are open to examination. Due to the number of years remaining that are subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
It is reasonably possible that the Company's unrecognized tax benefits will change significantly over the next 12 months, likely due to increases related to research and development tax credits. For U.S. uncertain tax positions, due to a full valuation allowance, such liabilities have been netted against deferred tax attribute carryovers. As a result, if recognized, the unrecognized tax benefits would not materially impact income tax expense.
The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2021, the total amount of gross interest and penalties accrued was $0.2 million. The Company recognized interest and penalty expenses of $0.2 million in 2021.
The Company maintained undistributed earnings overseas as of December 31, 2021. As of December 31, 2021, the Company believed the funds held by all non-US subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.
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
Non-cancelable Purchase Commitments
The Company’s contract manufacturer makes advance purchases of components based on the instrument unit forecasts and purchase orders placed by the Company. To the extent these components are purchased by the contract manufacturer on the Company’s behalf and cannot be used by their other customers, the Company is obligated to purchase these components. In addition, certain supplier agreements require that the Company to make minimum annual purchases under the agreements. As of

December 31, 2021, the Company has commitments to make a total of $0.5 million in purchases over the next three years. To date, the Company has met the minimum purchase commitments.
As of December 31, 2021, the Company has entered into non-cancelable arrangements for subscription software services and construction contracts associated with the development of buildings at our Springdale, Pleasanton site under which the Company has an obligation to make payments aggregating to $15.9 million and $16.3 million over the next five years.
Intellectual Property Licensing
In July 2021, the Company entered into a global settlement and patent cross license agreement with Bio-Rad laboratories, Inc. (see the 2021 Bio-Rad Settlement And Patent Cross License Agreement in this footnote for further details) pursuant to which both parties granted each other a non-exclusive, worldwide, royalty-bearing license to develop products and services related to single cell analysis. Each company shall pay to the other royalties from licensed products and licensed services through 2030.
In September 2020, the Company and the Board of Trustees of the Leland Stanford Junior University ("Stanford") entered into a license agreement pursuant to which the Company was granted a license to certain intellectual property from Stanford relating to single cell profiling and tissue clarification. As the Company receives revenue related to products covered by these licenses, it is required to pay Stanford a low single-digit royalty percentage based on the net revenue of certain products during the applicable term of the licensed patents.
In October 2019, as part of the 2019 Becton Dickinson Settlement and Patent Cross License Agreement with Becton, Dickinson and Company and Cellular Research, Inc. (“BD Entities”), the Company was granted a worldwide royalty-free, nonexclusive license to certain intellectual property from the BD Entities. The Company recognized $22.1 million in technology licenses as an intangible asset with a weighted average amortization period of 15 years. This license is classified within other noncurrent assets on the Company’s consolidated balance sheet as of December 31, 2021.
The minimum commitments related to the Company's license arrangements aggregate to $19.9 million as of December 31, 2021 to be paid over the next 17 years.
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
For the years ended December 31, 2021 and December 31, 2020, the Company incurred $10.5 million and $8.4 million, respectively, of operating lease costs and $0.6 million and $0.4 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 and December 31, 2020 were $6.2 million and $7.1 million and were included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
The Company maintains letters of credit for the benefit of the landlord related to two of the Company’s non-cancelable operating leases, in the amount of $7.5 million in aggregate.

The maturity of the Company’s operating lease liabilities as of December 31, 2021 is as follows (in thousands):

Operating Leases
2022	$9,376
2023	12,237
2024	12,203
2025	11,225
2026	11,678
Thereafter	48,099
Total lease payments	$104,818
Less: imputed interest	(22,840)
Present value of operating lease liabilities	$81,978
Operating lease liabilities, current	$5,131
Operating lease liabilities, noncurrent	$76,847
The following table summarizes additional information related to operating leases as of December 31, 2021:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	8.7 years	8.4 years
Weighted-average discount rate:
Operating leases	5.4%	4.5%
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The MLA consists of various lease components, certain of which commenced during the year ended December 31, 2021. The remaining components are expected to commence on various dates within 2022 and 2023 and is expected to terminate on June 30, 2033 Total undiscounted payments for lease components commencing in fiscal years 2022 and 2023 will be $21.0 million and $14.0 million, respectively, with weighted-average expected lease terms of 12 years for 2022 and 11 years for 2023.
On April 30, 2021, the Company entered into a lease agreement to lease office building space of approximately 22,000 square feet in Stockholm, Sweden to accommodate its future growth requirements. The Company expects the lease term to commence in January 2022 for a five-year term and expects total lease payments over the lease term to amount to approximately $5.6 million.
The tables above do not include payments, lease term, or discount rates relating to any leases or lease components that have not yet commenced as of December 31, 2021. The Company will determine the classification for each lease component at the individual component's commencement date. All leases and lease components that have not yet commenced are expected to be classified as operating leases. Lease payments for leases not yet commenced as of December 31, 2021 is as follows (in thousands):

Lease payments for leases not yet commenced
2022	$1,027
2023	2,827
2024	4,310
2025	4,154
2026	4,501
Thereafter	23,734
Total undiscounted lease payments	$40,553
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
On July 1, 2021, Nanostring filed a motion to dismiss. On November 17, 2021, the Court held a hearing and dismissed without prejudice the Company's claims for pre-suit indirect infringement and willful infringement. Discovery is in progress. A Markman hearing is scheduled for October 2022 and trial is scheduled for June 2023.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors-Risks related to litigation and our intellectual property” under Item 1A above.

8.    Capital Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 1,200,000,000 shares of capital stock consisting of 1,000,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 100,000,000 shares of preferred stock.
Common Stock
The Company has the following shares of common stock issued and outstanding:

	As of December 31,
	2021	2020
Class A common stock	92,868,512	85,804,444
Class B common stock	19,646,465	22,681,465
Total common stock issued and outstanding	112,514,977	108,485,909
During the twelve months ended December 31, 2021 and December 31, 2020, 3,035,000 shares and 52,587,965 shares of Class B common stock, respectively, were converted to shares of Class A common stock upon the election of the holders of such shares.
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
9.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan. As of December 31, 2021, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 6,010,212.
2019 Omnibus Incentive Plan
The Omnibus Incentive Plan allows for the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) or restricted shares. ISOs may be granted only to the Company’s employees (including officers and directors who are also considered employees). NSOs and restricted shares may be granted to the Company’s employees and service providers. As of December 31, 2021, the number of shares of Class A common stock available for issuance under the 2019 Omnibus Incentive Plan was 3,500,786 shares issuable in connection with outstanding awards and 13,256,664 shares reserved for issuance in connection with grants of future awards.
The number of shares of Class A common stock reserved for issuance under the 2019 Omnibus Incentive Plan at the time the 2019 Omnibus Incentive Plan was adopted in 2019 was 11,000,000. The Omnibus Incentive Plan provides that the total number of shares of the Company’s Class A common stock that may be issued under the Omnibus Incentive Plan, including options authorized and options outstanding, is 11,000,000 (such share limit as increased from time to time, the “Absolute Share Limit”). However, the Absolute Share Limit shall be increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year, the Company’s board of directors has not either confirmed the 5% increase described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, then the Company’s board of directors will be deemed to have waived the automatic increase, and no such increase will occur for such calendar year. Of the Absolute Share Limit, no more than

11,000,000 shares of Class A common stock may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Omnibus Incentive Plan.
Options under the Omnibus Incentive Plan have a contractual term of 10 years. The exercise price of an ISO and NSO shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the Plans is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	11,860,844	$18.86	7.6	$1,455,758,971
Granted	363,874	178.40
Exercised	(3,584,934)	9.21
Cancelled	(427,030)	35.54
Balance as of December 31, 2021	8,212,754	$29.28	6.8	$993,520,419

Vested and exercisable as of December 31, 2021	5,251,327	$17.14	6.3	$693,906,970
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $108.05, $45.02, and $13.20 per share, respectively. The total intrinsic value of stock options exercised was $572.2 million, $466.1 million and $30.5 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the total unrecognized stock-based compensation related to stock options was $86.5 million, which will be recognized over a weighted-average period of approximately two years.
Stock Option Valuation Assumptions
The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for the periods indicated:

Year Ended December 31,
	2021	2020	2019
Expected volatility	67% – 69%	60% – 71%	40% – 53%
Risk-free interest rate	1.0% – 1.1%	0.3% – 1.7%	1.5% – 2.5%
Expected term	6.0 – 6.1 years	5.3 – 6.9 years	5.0 – 6.9 years
Expected dividend	—%	—%	—%
Restricted Stock Units
The Company began granting restricted stock unit awards (“RSUs”) to employees and other service providers during 2020. RSU activity for the year ended December 31, 2021 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Balance as of December 31, 2020	823,947	$80.97
Granted	970,033	179.95
Vested	(382,380)	114.11
Cancelled	(113,356)	123.21
Outstanding as of December 31, 2021	1,298,244	$141.48
As of December 31, 2021, the total unrecognized stock-based compensation related to RSUs was $171.6 million, which will be recognized over a weighted-average period of approximately three years.

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
During the years ended December 31, 2021 and 2020, 61,764 and 163,727 shares of Class A common stock, respectively, were issued under the ESPP. The ESPP provides that the maximum number of shares of the Company’s Class A common stock made available for sale thereunder will be 3,084,859, which number will be automatically increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year the Company’s board of directors has not either confirmed the 1% described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, the Company’s board of directors will be deemed to have waived the automatic increase and no such increase will occur for such calendar year. The maximum number of shares available under the ESPP (and any share limitations thereunder, as applicable) will automatically be adjusted upon certain changes to the Company’s capital structure. As of December 31, 2021, there were 2,857,556 shares available for issuance under the ESPP.
For the years ended December 31, 2021 and 2020, the weighted average grant date fair values of the ESPP shares purchased, using the Black-Scholes option pricing model, were $43.39 and $16.61, respectively.
The following assumptions were used in estimating the fair values of shares under the ESPP:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	47% – 69%	45% – 70%	52%
Risk-free interest rate	0.04% – 0.06%	0.12% – 0.15%	1.85%
Expected term (in years)	0.5 – 1.0	0.5 – 1.0	0.70
Expected dividend	—%	—%	—%
As of December 31, 2021, the total unrecognized stock-based compensation related to the ESPP was $0.9 million, which will be recognized over a weighted-average period of approximately 0.4 years.
Stock-based Compensation
The Company recorded stock-based compensation expense in the consolidated statement of operations for the periods presented as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$3,231	$1,551	$325
Research and development	41,970	19,623	5,721
Selling, general and administrative	50,761	27,452	7,287
Total stock-based compensation expense	$95,962	$48,626	$13,333
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

11.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Stock options to purchase common stock	8,212,754	11,860,844	15,918,243
Shares subject to repurchase	18,750	68,750	138,250
Restricted stock units	1,298,244	823,947	—
Contingent restricted shares	—	236,484	—
Shares committed under ESPP	13,368	10,939	56,159
Total	9,543,116	13,000,964	16,112,652

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which is included below.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited 10x Genomics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, 10x Genomics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
February 18, 2022

Item 9B. Other Information.
On February 17, 2022, Brad Crutchfield and 10x Genomics, Inc. (the “Company”) entered into a Transition and Separation Agreement (the “Agreement”) pursuant to which Mr. Crutchfield will depart the Company after a transition period. Mr. Crutchfield has agreed to continue to serve as the Company’s Chief Commercial Officer until a replacement is appointed, after which Mr. Crutchfield will continue to provide transition services to the Company through December 31, 2022 unless Mr. Crutchfield’s employment is terminated prior to such time. Mr. Crutchfield’s departure is not due to any disagreement with the Company’s management team, operations, financial statements, policies or procedures.

Pursuant to the Agreement, while he is employed by the Company Mr. Crutchfield is entitled to payment of his current base salary and to continue to participate in the employee benefit plans generally available to the Company’s employees and Mr. Crutchfield’s outstanding equity awards will continue to vest. Mr. Crutchfield shall also be entitled to a bonus amount equal to twenty eight percent of his current base salary in lieu of an annual performance bonus for the full year 2022 contingent on the Company’s achievement of 2022 revenue goals and Mr. Crutchfield’s satisfactorily completion of transition services under the Agreement (the “Bonus”). If the Company terminates Mr. Crutchfield’s employment without cause prior to December 31, 2022, the Company shall continue to pay Mr. Crutchfield’s current base salary through December 31, 2022, the vesting of Mr. Crutchfield’s equity awards shall accelerate as if Mr. Crutchfield were employed through December 31, 2022, Mr. Crutchfield shall be eligible to earn the Bonus and the Company shall directly pay or reimburse Mr. Crutchfield for COBRA health insurance premiums up to December 31, 2022. Such payments and benefits are conditioned upon Mr. Crutchfield continuing to comply with certain obligations applicable to him and, upon execution and termination, delivery and non-revocation of a general release of claims.

The above description of the Agreement is not complete and is qualified in its entirety by reference to the text of the Agreement, which is attached hereto as Exhibit 10.29 and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
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
(1)Financial Statements
The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules
Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8‑K	001‑39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8‑K	001‑39035	3.1	3/26/2020
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S‑l	333‑233361	4.2	8/19/2019
4.2	Description of the Registrant’s Securities.
10.1	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.2	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.3	11/12/2020
10.3	ReadCoor Merger Agreement.	10-K	333-39035	10.6	2/26/2021
10.4+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.5+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.6+	2019 Employee Stock Purchase Plan and forms of agreements.	10-Q	001-39035	10.4	11/12/2019
10.7+	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-39035	10.1	6/2/2021
10.8+	Form of At‑Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement.	S‑l	333‑233361	10.16	8/19/2019
10.9+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S‑l/A	333‑233361	10.17	9/3/2019
10.10+	Employment Offer Letter by and between the Registrant and Eric S. Whitaker.	S‑l	333‑233361	10.14	8/19/2019
10.11+	Employment Offer Letter by and between the Registrant and Justin McAnear.	S‑l	333‑233361	10.15	8/19/2019
10.12+	Employment Offer Letter by and between the Registrant and Ruth De Backer.	10-K/A	001-39035	10.9	4/23/2021
10.13	Lease Agreement dated August 2, 2018, between the Registrant and 6200 Stoneridge Mall Road investors LLC.	S‑l	333‑233361	10.3	8/19/2019

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.14	First Amendment to Lease Agreement, dated May 20, 2019, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S‑l	333‑233361	10.4	8/19/2019
10.15	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10‑Q	001‑39035	10.6	8/12/2020
10.16	Third Amendment to Lease Agreement, dated June 10, 2021, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	8-K	001-39035	10.1	6/15/2021
10.17	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.4	11/12/2020
10.18+	Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Plan.	10‑K	333‑39035	10.7	2/26/2021
10.19+	Form of Incentive Stock Option Award (US Participants) under the 2019 Omnibus Incentive Plan.	10‑K	333‑39035	10.8	2/26/2021
10.20+	Form of Nonqualified Stock Option Award (Board of Directors) under the 2019 Omnibus Incentive Plan.	10‑K	333‑39035	10.9	2/26/2021
10.21+	Form of Nonqualified Stock Option Award (US Participants) under the 2019 Omnibus Incentive Plan.	10‑K	333‑39035	10.10	2/26/2021
10.22+	Form of Nonqualified Stock Option Award (Non‑US Participants) under the 2019 Omnibus Incentive Plan.	10‑K	333‑39035	10.11	2/26/2021
10.23#	License Agreement, dated September 26, 2013, between the Registrant and the President and Fellows of Harvard College.	S‑l	333‑233361	10.5	8/19/2019
10.24#	Amendment No. 1 to License Agreement, dated October 25, 2018, between the Registrant and President and Fellows of Harvard College.	S‑l	333‑233361	10.6	8/19/2019
10.25#	Exclusive (Equity) Agreement dated October 15, 2015, between Epinomics, Inc, and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.7	8/19/2019
10.26	Amendment No. 1 to the License Agreement, dated February 1, 2017, between Epinomics and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.8	8/19/2019
10.27#	Amendment No. 2 to the License Agreement, dated July 27, 2018, between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.9	8/19/2019
10.28	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021
10.29+	Transition and Separation Agreement between Bradford J. Crutchfield and 10x Genomics., Inc. dated February 17, 2022.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page to this Annual Report).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: February 18, 2022	By:	/s/ Serge Saxonov
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

Signature	Title	Date

/s/ Serge Saxonov	Chief Executive Officer and Director	February 18, 2022
Serge Saxonov	(Principal Executive Officer)

/s/ Benjamin J. Hindson	President and Director	February 18, 2022
Benjamin J. Hindson

/s/ Justin J. McAnear	Chief Financial Officer	February 18, 2022
Justin J. McAnear	(Principal Accounting and Financial Officer)

/s/ John R. Stuelpnagel	Chairman of the board of directors	February 18, 2022
John R. Stuelpnagel

/s/ Sridhar Kosaraju	Director	February 18, 2022
Sridhar Kosaraju

/s/ Mathai Mammen	Director	February 18, 2022
Mathai Mammen

/s/ Kim Popovits	Director	February 18, 2022
Kim Popovits

/s/ Bryan E. Roberts	Director	February 18, 2022
Bryan E. Roberts

/s/ Shehnaaz Suliman	Director	February 18, 2022
Shehnaaz Suliman