Form 10-Q
period 2022-03-31
10x Genomics, Inc.
filed 2022-05-05
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 29, 2022, the registrant had 93,925,480 shares of Class A common stock, $0.00001 par value per share, outstanding and 19,446,465 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources and business outlook, future events, business conditions, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Further, as the COVID-19 pandemic is continuously evolving, our forward-looking statements may not accurately or fully reflect the potential impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$312,487	$587,447
Marketable securities	226,836	—
Restricted cash	27	1,028
Accounts receivable, net	76,526	85,254
Inventory	63,697	59,966
Prepaid expenses and other current assets	17,762	13,896
Total current assets	697,335	747,591
Property and equipment, net	190,200	169,492
Restricted cash	7,598	7,598
Operating lease right-of-use assets	75,680	60,918
Goodwill	4,511	4,511
Intangible assets, net	24,764	25,397
Other noncurrent assets	3,163	3,319
Total assets	$1,003,251	$1,018,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,956	$17,351
Accrued compensation and related benefits	18,324	31,626
Accrued expenses and other current liabilities	44,095	50,909
Deferred revenue	5,434	5,340
Operating lease liabilities	7,637	5,131
Total current liabilities	94,446	110,357
Accrued license fee, noncurrent	—	5,814
Operating lease liabilities, noncurrent	93,538	76,847
Other noncurrent liabilities	8,582	8,240
Total liabilities	196,566	201,258
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,714,860	1,680,865
Accumulated deficit	(905,734)	(863,321)
Accumulated other comprehensive income (loss)	(2,443)	22
Total stockholders’ equity	806,685	817,568
Total liabilities and stockholders’ equity	$1,003,251	$1,018,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$114,496	$105,821
Cost of revenue	25,478	17,060
Gross profit	89,018	88,761
Operating expenses:
Research and development	64,078	41,883
Selling, general and administrative	66,675	56,904
Accrued contingent liabilities	—	190
Total operating expenses	130,753	98,977
Loss from operations	(41,735)	(10,216)
Other income (expense):
Interest income	569	50
Interest expense	(128)	(221)
Other expense, net	(400)	(729)
Total other income (expense)	41	(900)
Loss before provision for income taxes	(41,694)	(11,116)
Provision for income taxes	719	435
Net loss	$(42,413)	$(11,551)

Net loss per share, basic and diluted	$(0.38)	$(0.11)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	112,966,196	108,714,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(42,413)	$(11,551)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities	(2,403)	—
Foreign currency translation adjustment	(62)	98
Other comprehensive income (loss), net of tax	(2,465)	98
Comprehensive loss	$(44,878)	$(11,453)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
Issuance of Class A common stock related to equity awards	761,373	—	7,826	—	—	7,826
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	26,137	—	—	26,137
Net loss	—	—	—	(42,413)	—	(42,413)
Other comprehensive loss	—	—	—	—	(2,465)	(2,465)
Balance as of March 31, 2022	113,276,350	$2	$1,714,860	$(905,734)	$(2,443)	$806,685

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
Issuance of Class A common stock related to equity awards	1,102,618	—	8,546	—	—	8,546
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	16,253	—	—	16,253
Net loss	—	—	—	(11,551)	—	(11,551)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2021	109,588,527	$2	$1,569,059	$(816,649)	$48	$752,460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(42,413)	$(11,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,191	4,752
Stock-based compensation expense	26,047	16,176
Loss on disposal of property and equipment	—	30
Amortization of premium and accretion of discount on marketable securities, net	183	—
Amortization of right-of-use assets	1,784	1,716
Changes in operating assets and liabilities:
Accounts receivable	8,728	(6,189)
Inventory	(3,736)	(8,614)
Prepaid expenses and other current assets	(3,873)	(1,584)
Other noncurrent assets	157	165
Accounts payable	2,875	10,885
Accrued compensation and other related benefits	(13,283)	1,302
Deferred revenue	230	348
Accrued contingent liabilities	—	676
Accrued expenses and other current liabilities	(3,541)	(7,232)
Operating lease liability	(357)	(1,424)
Other noncurrent liabilities	206	(3,538)
Net cash used in operating activities	(20,802)	(4,082)
Investing activities:
Acquisition of business, net of cash acquired	—	(5,451)
Purchases of property and equipment	(28,136)	(38,865)
Purchase of marketable securities	(242,329)	—
Proceeds from sales and maturities of marketable securities	12,907	—
Net cash used in investing activities	(257,558)	(44,316)
Financing activities:
Payments on financing arrangement	(5,409)	(5,028)
Issuance of common stock from exercise of stock options	7,826	8,546
Net cash provided by financing activities	2,417	3,518
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(18)	193
Net decrease in cash, cash equivalents, and restricted cash	(275,961)	(44,687)
Cash, cash equivalents, and restricted cash at beginning of period	596,073	688,644
Cash, cash equivalents, and restricted cash at end of period	$320,112	$643,957

Supplemental disclosures of cash flow information:
Cash paid for interest	$841	$1,222
Cash paid for taxes	$2,900	$6,822
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$15,023	$2,816
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,562	$11,237
Contingent consideration payable from business acquisition	$1,500	$1,500
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
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheets at December 31, 2021 have been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on February 18, 2022 (our "Annual Report").
2.    Summary of Significant Accounting Policies
There were no material changes in our significant accounting policies during the three months ended March 31, 2022, except as set forth below. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report, for information regarding our significant accounting policies.
Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the balance sheet. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income (loss)", a component of stockholders’ equity, net of tax. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other expense, net" in the Consolidated Statements of Operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net”, and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive income (loss)”. There are no allowances for credit losses for the periods presented. As of March 31, 2022, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
Fair Value of Financial Instruments
Cash and cash equivalents are comprised of money market funds and cash which are classified as Level 1 in the fair value hierarchy. Assets recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 - Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at March 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$254,366	$—	$—	$254,366	Level 1
Marketable securities:
Corporate debt securities	158,165	10	(1,817)	156,358	Level 2
Government debt securities	54,102	—	(527)	53,575	Level 2
Asset-backed securities	16,972	—	(69)	16,903	Level 2
Total available-for-sale securities	$483,605	$10	$(2,413)	$481,202
As of December 31, 2021, the Company held $548.0 million in money market funds with no unrealized gains or losses and no marketable securities as of this date.
The contractual maturities of marketable securities as of March 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$63,029	$62,706
Due after one year to five years	166,210	164,130
Total marketable securities	$229,239	$226,836
Inventory
Inventory was comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Purchased materials	$33,905	$31,954
Work in progress	15,070	14,052
Finished goods	14,722	13,960
Inventory	$63,697	$59,966

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and related costs	$3,152	$3,978
Employee stock purchase program liability	3,891	1,693
Accrued bonus	5,308	16,558
Accrued commissions	2,828	3,417
Accrued acquisition-related compensation	1,060	4,430
Accrued vacation	1,209	1,172
Other	876	378
Accrued compensation and related benefits	$18,324	$31,626

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Accrued legal and related costs	$2,930	$2,425
Accrued license fee	5,901	6,214
Accrued royalties for licensed technologies	4,027	4,415
Accrued property and equipment	14,677	15,361
Accrued professional services	5,187	8,593
Product warranties	1,097	994
Customer deposits	826	954
Taxes payable	1,905	4,622
Accrued lab supplies	1,230	2,056
Other	6,315	5,275
Accrued expenses and other current liabilities	$44,095	$50,909
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of period	$994	$399
Amounts charged to cost of revenue	775	591
Repairs and replacements	(672)	(538)
End of period	$1,097	$452
Revenue and Deferred Revenue
As of March 31, 2022, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of Chromium instruments, was $7.9 million, of which approximately $5.4 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $7.9 million and $7.7 million as of March 31, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements. Revenue recorded during the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
three months ended March 31, 2022 included $1.6 million of previously deferred revenue that was included in contract liabilities as of December 31, 2021.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Instruments	$14,429	$11,125
Consumables	97,950	93,079
Services	2,117	1,617
Total revenue	$114,496	$105,821
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$57,441	$50,306
Europe, Middle East and Africa	20,532	19,170
China	20,760	23,640
Asia-Pacific (excluding China)	13,517	11,204
North America (excluding United States)	2,246	1,501
Total revenue	$114,496	$105,821
4.    Commitments and Contingencies
Lease Agreements
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The MLA consists of various lease components, a few of which commenced in the three months ended March 31, 2022. The sole outstanding component is expected to commence in 2023 and is expected to terminate on June 30, 2033. Total undiscounted payments for the lease component commencing in fiscal year 2023 will be $14.0 million with an expected lease term of 10.5 years.
Future net lease payments related to the Company’s operating lease liabilities as of March 31, 2022 is as follows (in thousands):

Operating Leases
2022 (excluding the three months ended March 31, 2022)	$8,678
2023	15,078
2024	15,217
2025	14,051
2026	14,806
Thereafter	61,867
Total lease payments	$129,697
Less: imputed interest	(28,522)
Present value of operating lease liabilities	$101,175
Operating lease liabilities, current	$7,637
Operating lease liabilities, noncurrent	$93,538

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes additional information related to operating leases as of March 31, 2022:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	8.7 years	8.7 years
Weighted-average discount rate	5.5%	5.4%
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
Nanostring
On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219. On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. Discovery is in progress. A Markman hearing is scheduled for October 2022 and trial is scheduled for June 2023.
On February 28, 2022, the Company filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737, which are exclusively licensed to the Company from Harvard University. Nanostring filed its answer on April 21, 2022. No case schedule has been entered and discovery has not yet commenced.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1. Nanostring has not yet responded to the complaint.
Vizgen
In May 2022, the Company filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767, which are exclusively licensed to the Company from Harvard University. Vizgen has not yet responded to the complaint.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A below.
5.    Capital Stock
As of March 31, 2022, the number of shares of Class A common stock and Class B common stock issued and outstanding were 93,829,885 and 19,446,465, respectively. During the three months ended March 31, 2022 and 2021, 200,000 and 150,000 shares of Class B common stock, respectively, were converted to shares of Class A common stock upon the election of the holders of such shares.
6.    Equity Incentive Plans
2019 Employee Stock Purchase Plan
A total of 3,284,859 shares of Class A common stock was reserved for issuance under the 2019 Employee Stock Purchase Plan ("ESPP"). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. Shares purchased under the ESPP are subject to a one-year holding period following the purchase date.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended March 31, 2022 and 2021, no shares of Class A common stocks were issued under the ESPP. As of March 31, 2022, there were 3,057,556 shares available for issuance in connection under the ESPP.
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,014	$464
Research and development	11,291	6,796
Selling, general and administrative	13,742	8,916
Total stock-based compensation expense	$26,047	$16,176
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2021	1,298,244	$141.48
Granted	517,650	82.28
Vested	(109,196)	135.86
Cancelled	(96,307)	118.30
Outstanding as of March 31, 2022	1,610,391	$124.21
Stock Options
Stock option activity for the three months ended March 31, 2022 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	8,212,754	$29.28
Granted	944,754	70.53
Exercised	(652,177)	12.00
Cancelled	(85,887)	55.78
Outstanding as of March 31, 2022	8,419,444	$34.97

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	8,419,444	11,054,573
Restricted stock units	1,610,391	985,386
Shares committed under ESPP	60,181	26,271
Shares subject to repurchase	12,500	53,125
Contingent restricted shares	—	236,484
Total	10,102,516	12,355,839

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 18, 2022 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.
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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. Our expanding suite of offerings leverages our cross-functional expertise across biology, chemistry, software and hardware to provide a comprehensive, dynamic and high-resolution view of complex biological systems. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium Controller, Chromium Connect and Chromium X Series, which we refer to as “Chromium instruments” or “instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Visium solution, which does not require a 10x Genomics instrument, and our Chromium solution, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $42.4 million and $11.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $905.7 million, and, cash, cash equivalents and marketable securities totaling $539.3 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
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
Many of our customers have continued to navigate COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include the reinstatement of COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. Further, we believe COVID-19 has limited the ability of the research community to connect, collaborate, attend conferences and share best practices. We believe these challenges have affected, and we expect will continue to affect, many of our customers' operations. We, our suppliers and our other partners have encountered similar challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges. Because our workflows are expensive and complex and often require fresh samples, coordinated stakeholders and constraint timeframes, we believe our academic customers are particularly impacted by COVID-19 related challenges. The situation remains uncertain, and there is an increased risk in our ability to source equipment, materials and components and deliver our products due to global logistics and supply chain challenges. These and other COVID-19 related challenges may negatively impact our business in the future.
Given the importance of maintaining continuity of our business and continued access to instruments and consumables by our customers, including researchers engaged in the fight against COVID-19, we established protocols and safety measures at our facilities which have facilitated the safe return to work of many of our personnel and continue to assess the need for additional measures. We have also implemented enhanced efforts to secure our supply chain and distribution network.
By mid-2021, in person commercial and support activities had largely resumed and the majority of our customers' sites were open to in-person meetings with our sales and support teams. During the second half of 2021, some of our customers reinstated pandemic-related protocols due to rising COVID-19 case counts and in some cases closed or limited access to outside visitors, which negatively affected the operations of our sales and support teams at times in this period. While in-person commercial and support activities increased in 2021, the emergence of the omicron variant, beginning in November 2021 and continuing into 2022, negatively impacted customer orders. We believe revenues in the quarters ended December 31, 2021 and March 31, 2022 were negatively impacted by certain of our customers' staffing capacity issues, slowdowns and general increased uncertainty around near-term operations. We believe these impacts were particularly relevant for academic customers who make up the large majority of our revenue. In light of these continuing challenges, our sales and marketing teams continue to supplement in person sales activities by leveraging digital marketing and sales activities and our customer service teams around the world have been utilizing in person and remote interactions and remain available to assist our customers and partners as needed.
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
There is considerable uncertainty about the duration of these disruptions. We expect these disruptions to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—The impacts and potential impacts of the COVID-19 pandemic continues to create significant uncertainty for our business, financial condition and results of operations,” specifically, under Part II, Item 1A of our Annual Report.

Results of Operations

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$114,496	$105,821
Cost of revenue	25,478	17,060
Gross profit	89,018	88,761
Operating expenses:
Research and development	64,078	41,883
Selling, general and administrative	66,675	56,904
Accrued contingent liabilities	—	190
Total operating expenses	130,753	98,977
Loss from operations	(41,735)	(10,216)
Other income (expense):
Interest income	569	50
Interest expense	(128)	(221)
Other expense, net	(400)	(729)
Total other income (expense)	41	(900)
Loss before provision for income taxes	(41,694)	(11,116)
Provision for income taxes	719	435
Net loss	$(42,413)	$(11,551)
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Instruments	$14,429	$11,125	$3,304	30%
Consumables	97,950	93,079	4,871	5
Services	2,117	1,617	500	31
Total revenue	$114,496	$105,821	$8,675	8%
Revenue increased $8.7 million, or 8%, to $114.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Instruments revenue increased $3.3 million, or 30%, to $14.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to the sales of our newly introduced Chromium X Series instruments. Consumables revenue increased $4.9 million, or 5%, to $98.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily driven by growth in cumulative instruments sold, partially offset by lost purchases by customers impacted by a process breakdown in our logistics cold-chain that resulted in product spoilage.
We largely rely on research activities in both academic institutions and government laboratories for our revenue. Many of our customers continued to navigate COVID-19 related challenges to their laboratory productivity that we believe have affected our customers' productivity. Such challenges include difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. Further, we believe COVID-19 has limited the ability of the research community to connect, collaborate, attend conferences and share best practices which has been essential to the growth in utilization of our products.
We believe these challenges have affected, and we expect will continue to affect, many of our customers' operations. We, our suppliers and our other partners have encountered similar challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges. The situation remains uncertain, and there continues to be risk associated with our ability to source equipment, materials and components and deliver our products due to global logistics and supply chain challenges which may negatively impact our business in 2022 and potentially beyond. Once all labs are able to resume normal levels of research activities on a continual basis and supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages are resolved, we expect to see increased demand for our products.
Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$25,478	$17,060	$8,418	49%
Gross profit	$89,018	$88,761	$257	—%
Gross margin	78%	84%
Cost of revenue increased $8.4 million, or 49%, to $25.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven by $6.5 million from higher manufacturing costs due to increased sales and higher costs of newly introduced products, and $1.4 million of higher accrued royalties.
Gross profit increased $0.3 million to $89.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Gross margin percentage decreased by 6 points to 78% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to change in product mix with newly introduced products, increased manufacturing and logistics costs, and higher accrued royalties. We expect our gross margin will trend slightly lower during the year due in part to change in product mix with newly introduced products and the impacts of inflation and increased supply chain costs.
Since the onset of the pandemic in March 2020, our customers' operations and manufacturing supply chains have been impacted by COVID-19 related challenges. While we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall gross profit and gross margins in 2022 and potentially beyond, we plan to continue to invest in our manufacturing facilities and production efforts and manage our supply chain to ensure the delivery of products to our customers.
Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$64,078	$41,883	$22,195	53%
Selling, general and administrative	66,675	56,904	9,771	17
Accrued contingent liabilities	—	190	(190)	(100)
Total operating expenses	$130,753	$98,977	$31,776	32%
Research and development expenses increased $22.2 million, or 53%, to $64.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in personnel expenses of $11.7 million, including $4.5 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $6.1 million used to support our research and development efforts, $3.1 million of higher allocated costs for facilities and information technology to support operational expansion, and higher depreciation of $0.8 million. We expect our research development activities and expenditures to continue to increase in the second quarter of 2022 and beyond as we increase our level of investment to support new and existing projects.
Selling, general and administrative expenses increased $9.8 million, or 17%, to $66.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven by increased personnel expenses of $14.5 million, including $4.8 million in stock-based compensation expense, $1.4 million of higher allocated costs for facilities and information technology to support operational expansion and $0.7 million of marketing expenses related to conferences and seminars, partially offset by a decrease in outside legal expenses of $6.6 million.

Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest income	$569	$50	$519	1,038%
Interest expense	(128)	(221)	93	(42)
Other expense, net	(400)	(729)	329	(45)
Total other income (expense)	$41	$(900)	$941	(105)%
Interest income increased by $0.5 million, or 1,038%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to interest income generated from our investments in marketable securities during the three months ended March 31, 2022 and an increase in interest rates.
Interest expense decreased by $93 thousand, or 42% to for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was driven primarily by lower interest expense recognized on accrued license fees.
The change in other expense, net for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company's provision for income taxes was $0.7 million and $0.4 million, respectively, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The provision for income taxes for the three months ended March 31, 2022 and 2021 consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of March 31, 2022, we had $312.5 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $226.8 million in marketable securities and an accumulated deficit of $905.7 million. Long-term restricted cash of $7.6 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the three months ended March 31, 2022, and we have generated losses from operations since inception as reflected in our accumulated deficit of $905.7 million. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business. We expect this may include accessing alternative sources of financing for the expansion of our headquarters in Pleasanton, such as mortgage financing or a capital partner.
We currently anticipate making aggregate capital expenditures of between approximately $190 million and $200 million during the next 12 months, approximately two thirds of which we expect to incur for construction costs of the facilities on our property in Pleasanton, California, as well as other global facilities and equipment to be used for manufacturing and research and development, the sources of which may include external funding such as mortgage financing or a capital partner.
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
The COVID-19 pandemic has negatively impacted the global economy and our suppliers', customers' and other partners' operations, disrupted global labor supply, supply chains, logistics, shipping and other distribution operations and created significant volatility and disruption of financial markets. We will continue to monitor the development and control of the COVID-19 pandemic and its effects and while the situation remains uncertain, we intend to continue to invest in research and development activities and other initiatives including accelerated investments in product development and intellectual property to launch new products and continue improving existing 10x Genomics solutions. Additionally, we plan to continue to build our commercial organization across key geographies around the world and invest in capabilities to address the interest we are seeing from the pharmaceutical and translational markets.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(20,802)	$(4,082)
Investing activities	(257,558)	(44,316)
Financing activities	2,417	3,518
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(18)	193
Net decrease in cash, cash equivalents, and restricted cash	$(275,961)	$(44,687)
Operating activities
The net cash used in operating activities of $20.8 million for the three months ended March 31, 2022 was due primarily to a net loss of $42.4 million, net cash outflow from changes in operating assets and liabilities of $12.6 million, partially offset by stock-based compensation expense of $26.0 million, depreciation and amortization of $6.2 million, amortization of leased right-of-use assets of $1.8 million and amortization of premium and accretion of discount on marketable securities, net of $0.2 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued compensation and other related benefits of $13.3 million due to the prior year annual bonus payments, an increase in prepaid expenses and other current assets of $3.9 million, an increase in inventory of $3.7 million to due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand and supply chain management, and a decrease in accrued expenses and other current liabilities of $3.5 million due to the timing of payments including license fees. The net cash outflow from operating assets and liabilities was partially offset by a decrease in accounts receivable of $8.7 million due to timing of collections and an increase of accounts payable of $2.9 million due to timing of vendor payments.
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

Investing activities
The net cash used in investing activities of $257.6 million in the three months ended March 31, 2022 was due to purchases of marketable securities of $242.3 million and property and equipment of $28.1 million, partially offset by proceeds from sales and maturities of marketable securities of $12.9 million.
The net cash used in investing activities of $44.3 million in the three months ended March 31, 2021 was due to purchases of property and equipment of $38.9 million including the purchase of land for $28.1 million and cash paid for the acquisition of Tetramer Shop of $5.5 million.
Financing activities
The net cash provided by financing activities of $2.4 million in the three months ended March 31, 2022 was primarily from proceeds of $7.8 million from the issuance of common stock from the exercise of stock options partially offset by payments on financing arrangements of $5.4 million.
The net cash provided by financing activities of $3.5 million in the three months ended March 31, 2021 was primarily from proceeds of $8.5 million from the issuance of common stock from the exercise of stock options partially offset by payments on financing arrangements of $5.0 million.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 18, 2022. For additional information, please refer to Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2021 except as shown below.
Interest Rate Risk
During the three months ended March 31, 2022, we invested in debt securities which were designated as available-for-sale. Our marketable securities as of March 31, 2022 was $226.8 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2022 would have affected the fair value of our investment portfolio by approximately $2.5 million.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10x Genomics, Inc.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
We are regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and we may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability or our acquisitions, securities issuances or our business practices, including public disclosures about our business. Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. In the past, third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We have been involved in multiple patent litigation matters and other proceedings in the past and we expect that given the litigious history of our industry and the high profile of operating as a public company, third parties may claim that our products infringe their intellectual property rights. We have also initiated litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict.
Nanostring
On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219. On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. Discovery is in progress. A Markman hearing is scheduled for October 2022 and trial is scheduled for June 2023.
On February 28, 2022, we filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737, which are exclusively licensed to us from Harvard University. Nanostring filed its answer on April 21, 2022. No case schedule has been entered and discovery has not yet commenced.
On March 9, 2022, we filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1. Nanostring has not yet responded to the complaint.
Vizgen
In May 2022, we filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767, which are exclusively licensed to us from Harvard University. Vizgen has not yet responded to the complaint.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Item 1A below.
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report, and any documents incorporated by reference therein, which is accessible on the SEC's website at www.sec.gov.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	Transition and Separation Agreement between Bradford J. Crutchfield and the Registrant dated February 17, 2022.	10-K	001-39035	10.29	2/18/2022
10.2+	Amended and Restated Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

10x Genomics, Inc.

Date: May 5, 2022	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)