Form 10-Q
period 2022-06-30
10x Genomics, Inc.
filed 2022-08-09
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 29, 2022, the registrant had 95,046,366 shares of Class A common stock, $0.00001 par value per share, outstanding and 18,867,255 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources and business outlook, future events, business conditions, costs and expenses that we expect to incur or to save in connection with our planned workforce reduction, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in our Annual Report and this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission ("SEC"). Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$274,187	$587,447
Marketable securities	225,546	—
Restricted cash	508	1,028
Accounts receivable, net	76,204	85,254
Inventory	70,646	59,966
Prepaid expenses and other current assets	19,141	13,896
Total current assets	666,232	747,591
Property and equipment, net	223,001	169,492
Restricted cash	7,095	7,598
Operating lease right-of-use assets	73,425	60,918
Goodwill	4,511	4,511
Intangible assets, net	24,128	25,397
Other noncurrent assets	3,199	3,319
Total assets	$1,001,591	$1,018,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,731	$17,351
Accrued compensation and related benefits	23,505	31,626
Accrued expenses and other current liabilities	53,222	50,909
Deferred revenue	6,473	5,340
Operating lease liabilities	7,977	5,131
Total current liabilities	117,908	110,357
Accrued license fee, noncurrent	—	5,814
Operating lease liabilities, noncurrent	91,040	76,847
Other noncurrent liabilities	9,127	8,240
Total liabilities	218,075	201,258
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,757,671	1,680,865
Accumulated deficit	(970,192)	(863,321)
Accumulated other comprehensive income (loss)	(3,965)	22
Total stockholders’ equity	783,516	817,568
Total liabilities and stockholders’ equity	$1,001,591	$1,018,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$114,609	$115,842	$229,105	$221,663
Cost of revenue	27,704	4,915	53,182	21,975
Gross profit	86,905	110,927	175,923	199,688
Operating expenses:
Research and development	70,685	53,402	134,763	95,285
Selling, general and administrative	79,337	68,703	146,012	125,607
Accrued contingent liabilities	—	(850)	—	(660)
Total operating expenses	150,022	121,255	280,775	220,232
Loss from operations	(63,117)	(10,328)	(104,852)	(20,544)
Other income (expense):
Interest income	1,238	58	1,807	108
Interest expense	(109)	(209)	(237)	(430)
Other (expense) income, net	(1,843)	521	(2,243)	(208)
Total other (expense) income	(714)	370	(673)	(530)
Loss before provision for income taxes	(63,831)	(9,958)	(105,525)	(21,074)
Provision for income taxes	627	1,094	1,346	1,529
Net loss	$(64,458)	$(11,052)	$(106,871)	$(22,603)

Net loss per share, basic and diluted	$(0.57)	$(0.10)	$(0.94)	$(0.21)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	113,574,757	109,866,294	113,272,158	109,293,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(64,458)	$(11,052)	$(106,871)	$(22,603)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities	(1,326)	—	(3,729)	—
Foreign currency translation adjustment	(196)	10	(258)	108
Other comprehensive income (loss), net of tax	(1,522)	10	(3,987)	108
Comprehensive loss	$(65,980)	$(11,042)	$(110,858)	$(22,495)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
Issuance of Class A common stock related to equity awards	761,373	—	7,826	—	—	7,826
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	26,137	—	—	26,137
Net loss	—	—	—	(42,413)	—	(42,413)
Other comprehensive loss	—	—	—	—	(2,465)	(2,465)
Balance as of March 31, 2022	113,276,350	2	1,714,860	(905,734)	(2,443)	806,685
Issuance of Class A common stock related to equity awards	610,447	—	6,360	—	—	6,360
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	36,419	—	—	36,419
Net loss	—	—	—	(64,458)	—	(64,458)
Other comprehensive loss	—	—	—		(1,522)	(1,522)
Balance as of June 30, 2022	113,886,797	$2	$1,757,671	$(970,192)	$(3,965)	$783,516

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
Issuance of Class A common stock related to equity awards	1,102,618	—	8,546	—	—	8,546
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	16,253	—	—	16,253
Net loss	—	—	—	(11,551)	—	(11,551)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2021	109,588,527	2	1,569,059	(816,649)	48	752,460
Issuance of Class A common stock related to equity awards	1,151,392	—	16,194	—	—	16,194
Vesting of shares subject to repurchase, including early exercised options	—	—	42	—	—	42
Stock-based compensation	—	—	26,932	—	—	26,932
Net loss	—	—	—	(11,052)	—	(11,052)
Other comprehensive income	—	—	—	—	10	10
Balance as of June 30, 2021	110,739,919	$2	$1,612,227	$(827,701)	$58	$784,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(106,871)	$(22,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,691	9,641
Stock-based compensation expense	62,360	43,108
Loss on disposal of property and equipment	5	66
Amortization of premium and accretion of discount on marketable securities, net	455	—
Amortization of right-of-use assets	3,728	4,014
Changes in operating assets and liabilities:
Accounts receivable	9,025	(7,824)
Inventory	(11,101)	(14,215)
Prepaid expenses and other current assets	(5,348)	(1,070)
Other noncurrent assets	115	217
Accounts payable	10,262	9,711
Accrued compensation and other related benefits	(8,007)	5,730
Deferred revenue	1,667	952
Accrued contingent liabilities	—	(14,676)
Accrued expenses and other current liabilities	(4,922)	(6,530)
Operating lease liability	(2,181)	(3,170)
Other noncurrent liabilities	357	(4,313)
Net cash used in operating activities	(37,765)	(962)
Investing activities:
Acquisition of business, net of cash acquired	—	(5,451)
Purchases of property and equipment	(55,355)	(53,433)
Purchase of marketable securities	(271,547)	—
Proceeds from sales of marketable securities	32,693	—
Proceeds from maturities of marketable securities	9,124	—
Net cash used in investing activities	(285,085)	(58,884)
Financing activities:
Payments on financing arrangement	(5,409)	(5,028)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	14,186	24,739
Net cash provided by financing activities	8,777	19,711
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(210)	199
Net decrease in cash, cash equivalents, and restricted cash	(314,283)	(39,936)
Cash, cash equivalents, and restricted cash at beginning of period	596,073	688,644
Cash, cash equivalents, and restricted cash at end of period	$281,790	$648,708

Supplemental disclosures of cash flow information:
Cash paid for interest	$841	$1,222
Cash paid for taxes	$3,319	$7,838
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$26,679	$7,516
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,562	$11,267
Contingent consideration payable from business acquisition	$1,500	$1,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium Controller, Chromium Connect and Chromium X Series instruments, which the Company refers to as “Chromium instruments,” the Company's Visium CytAssist instrument and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for the Company's Chromium and Visium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe and North America.
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
2.    Summary of Significant Accounting Policies
There were no material changes in the Company's significant accounting policies during the three and six months ended June 30, 2022, except as set forth below. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report, for information regarding the Company's significant accounting policies.
Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the balance sheet. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income (loss)," a component of stockholders’ equity, net of tax. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other (expense) income, net" in the Consolidated Statements of Operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other (expense) income, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive income (loss)”. There are no allowances for credit losses for the periods presented. As of June 30, 2022, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
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
The Company’s financial instruments consist of Level 1 and Level 2 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at June 30, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$225,176	$—	$—	$225,176	Level 1
Marketable securities:
Corporate debt securities	161,622	—	(2,733)	158,889	Level 2
Government debt securities	51,746	9	(883)	50,872	Level 2
Asset-backed securities	15,907	—	(122)	15,785	Level 2
Total available-for-sale securities	$454,451	$9	$(3,738)	$450,722
As of December 31, 2021, the Company held $548.0 million in money market funds with no unrealized gains or losses as of this date.
The contractual maturities of marketable securities as of June 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$97,324	$95,930
Due after one year to five years	131,951	129,616
Total marketable securities	$229,275	$225,546
Inventory
Inventory was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Purchased materials	$28,291	$31,954
Work in progress	21,846	14,052
Finished goods	20,509	13,960
Inventory	$70,646	$59,966

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and related costs	$3,450	$3,978
Employee stock purchase program liability	754	1,693
Accrued bonus	11,294	16,558
Accrued commissions	4,055	3,417
Accrued acquisition-related compensation	2,156	4,430
Accrued vacation	1,403	1,172
Other	393	378
Accrued compensation and related benefits	$23,505	$31,626
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Accrued legal and related costs	$2,313	$2,425
Accrued license fee	6,008	6,214
Accrued royalties for licensed technologies	4,166	4,415
Accrued property and equipment	25,833	15,361
Accrued professional services	4,332	8,593
Product warranties	1,430	994
Customer deposits	888	954
Taxes payable	1,445	4,622
Accrued lab supplies	1,884	2,056
Other	4,923	5,275
Accrued expenses and other current liabilities	$53,222	$50,909
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning of period	$994	$399
Amounts charged to cost of revenue	1,983	1,242
Repairs and replacements	(1,547)	(1,064)
End of period	$1,430	$577
Revenue and Deferred Revenue
As of June 30, 2022, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $9.3 million, of which approximately $6.4 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $9.3 million and $7.7 million as of June 30, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements. Revenue recorded during the three

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
and six months ended June 30, 2022 and 2021 included $1.3 million and $2.9 million, and, $1.1 million and $2.5 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2021 and December 31, 2020.
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Instruments	$14,736	$16,877	$29,165	$28,002
Consumables	97,934	97,146	195,884	190,225
Services	1,939	1,819	4,056	3,436
Total revenue	$114,609	$115,842	$229,105	$221,663
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$69,373	$64,001	$126,814	$114,307
Europe, Middle East and Africa	25,608	28,772	46,140	47,942
China	9,087	12,874	29,847	36,514
Asia-Pacific (excluding China)	9,026	8,431	22,543	19,635
North America (excluding United States)	1,515	1,764	3,761	3,265
Total revenue	$114,609	$115,842	$229,105	$221,663
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing and distribution space in various locations worldwide. On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The MLA consists of various lease components, a few of which commenced in the six months ended June 30, 2022. The sole outstanding component is expected to commence in 2023 and is expected to terminate on June 30, 2033. Total undiscounted payments for the lease component commencing in fiscal year 2023 will be $14.0 million with an expected lease term of 10.5 years.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future net lease payments related to the Company’s operating lease liabilities as of June 30, 2022 is as follows (in thousands):

Operating Leases
2022 (excluding the six months ended June 30, 2022)	$5,852
2023	14,920
2024	15,046
2025	13,908
2026	14,638
Thereafter	61,684
Total lease payments	$126,048
Less: imputed interest	(27,031)
Present value of operating lease liabilities	$99,017
Operating lease liabilities, current	$7,977
Operating lease liabilities, noncurrent	$91,040
The following table summarizes additional information related to operating leases as of June 30, 2022:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	8.5 years	8.7 years
Weighted-average discount rate	5.5%	5.4%
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
Nanostring
On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219. On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company's claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for November 2022 and trial is scheduled for August 2023.
On February 28, 2022, the Company filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737. On May 12, 2022, the Company filed an amended complaint additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for May 2023 and trial is scheduled for June 2024.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1. Nanostring has not yet responded to the complaint. A hearing on infringement is scheduled for March 2023.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Vizgen
In May 2022, the Company filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. On July 25, 2022, Vizgen filed a motion to dismiss the Company's claims for willful and indirect infringement. Discovery has not yet commenced and no case schedule has yet been set.
5.    Capital Stock
As of June 30, 2022, the number of shares of Class A common stock and Class B common stock issued and outstanding were 95,019,542 and 18,867,255, respectively. During the three months ended June 30, 2022 and 2021 and during the six months ended June 30, 2022 and 2021, 579,210, 2,250,000, 779,210 and 2,400,000 shares of Class B common stock, respectively, were converted to shares of Class A common stock upon the election of the holders of such shares.
6.    Equity Incentive Plans
2019 Employee Stock Purchase Plan
A total of 3,284,859 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan ("ESPP"). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended June 30, 2022 and 2021, 91,871 and 30,868 shares of Class A common stock, respectively, were issued under the ESPP. There were no shares of Class A common stock issued under the ESPP during the three months ended March 31, 2022 and 2021. As of June 30, 2022, there were 2,965,685 shares available for issuance in connection under the ESPP.
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,453	$841	$2,467	$1,305
Research and development	15,579	12,140	26,870	18,936
Selling, general and administrative	19,281	13,951	33,023	22,867
Total stock-based compensation expense	$36,313	$26,932	$62,360	$43,108
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2021	1,298,244	$141.48
Granted	1,734,841	71.67
Vested	(301,496)	118.75
Cancelled	(166,137)	113.63
Outstanding as of June 30, 2022	2,565,452	$98.75

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the six months ended June 30, 2022 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	8,212,754	$29.28
Granted	1,067,902	68.02
Exercised	(978,467)	10.70
Cancelled	(142,509)	53.36
Outstanding as of June 30, 2022	8,159,680	$36.16
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	8,159,680	10,042,162	8,159,680	10,042,162
Restricted stock units	2,565,452	1,340,188	2,565,452	1,340,188
Shares committed under ESPP	19,611	12,201	19,611	12,201
Shares subject to repurchase	6,250	37,500	6,250	37,500
Contingent restricted shares	—	236,484	—	236,484
Total	10,750,993	11,668,535	10,750,993	11,668,535
8.    Subsequent Event
On August 3, 2022, to decrease its costs and maintain a streamlined organization to support its business, the Company committed to a reduction in force that is expected to result in the termination of approximately 8% of the Company’s global workforce. In connection with the reduction in force, the Company currently estimates it will incur between approximately $5 million and $6 million of costs, consisting primarily of cash severance costs, which the Company expects to recognize in the third quarter of 2022. The estimates of costs and expenses that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 18, 2022 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report.
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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. Our expanding suite of offerings leverages our cross-functional expertise across biology, chemistry, software and hardware to provide a comprehensive, dynamic and high-resolution view of complex biological systems. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium Controller, Chromium Connect and Chromium X Series, which we refer to as “Chromium instruments,” our Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of analytes from standard glass slides to Visium slides, and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium and Visium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization.
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Our instruments and consumables are designed to work together exclusively. After buying an instrument, customers purchase consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $64.5 million and $106.9 million for the three and six months ended June 30, 2022 and $11.1 million and $22.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $970.2 million, and, cash, cash equivalents and marketable securities totaling $499.7 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Environment
We continue to closely monitor developments surrounding the COVID-19 pandemic including, among other developments, the potential impacts of variants. Many of our customers continue to navigate COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. For example, we believe

COVID-19 related lockdowns in China negatively impacted our revenues in the quarter ended June 30, 2022. We, our suppliers and our other partners also have encountered COVID-19 related challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges.
There is considerable uncertainty about the duration of the ongoing impacts of COVID-19. We expect COVID-19 to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—The impacts and potential impacts of the COVID-19 pandemic continue to create significant uncertainty for our business, financial condition and results of operations,” specifically, under Part I, Item 1A of our Annual Report, which is incorporated by reference into this Quarterly Report.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$114,609	$115,842	$229,105	$221,663
Cost of revenue	27,704	4,915	53,182	21,975
Gross profit	86,905	110,927	175,923	199,688
Operating expenses:
Research and development	70,685	53,402	134,763	95,285
Selling, general and administrative	79,337	68,703	146,012	125,607
Accrued contingent liabilities	—	(850)	—	(660)
Total operating expenses	150,022	121,255	280,775	220,232
Loss from operations	(63,117)	(10,328)	(104,852)	(20,544)
Other income (expense):
Interest income	1,238	58	1,807	108
Interest expense	(109)	(209)	(237)	(430)
Other (expense) income, net	(1,843)	521	(2,243)	(208)
Total other (expense) income	(714)	370	(673)	(530)
Loss before provision for income taxes	(63,831)	(9,958)	(105,525)	(21,074)
Provision for income taxes	627	1,094	1,346	1,529
Net loss	$(64,458)	$(11,052)	$(106,871)	$(22,603)
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Instruments	$14,736	$16,877	$(2,141)	(13)%	$29,165	$28,002	$1,163	4%
Consumables	97,934	97,146	788	1	195,884	190,225	5,659	3
Services	1,939	1,819	120	7	4,056	3,436	620	18
Total revenue	$114,609	$115,842	$(1,233)	(1)%	$229,105	$221,663	$7,442	3%
Revenue decreased $1.2 million, or 1%, to $114.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Instruments revenue, which includes sales of our Chromium instruments and Visium CytAssist, decreased $2.1 million, or 13%, to $14.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to lower volume of instruments sold. Consumables revenue increased $0.8 million, or 1%, to $97.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily driven by growth due to increased usage by existing customers and the addition of new customers, largely offset by decreased demand due to limited laboratory productivity arising from the continued impact of the global COVID-19 pandemic, including lockdowns in China, delayed purchases by customers impacted by a previously disclosed process breakdown in our logistics cold-chain, execution challenges and unfavorable currency fluctuations.
Revenue increased $7.4 million, or 3%, to $229.1 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Instruments revenue increased $1.2 million, or 4%, to $29.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to higher average selling prices for Chromium X series instruments compared to Chromium Controller instruments, partially offset by lower volume of instruments sold. Consumables revenue increased $5.7 million, or 3%, to $195.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily driven by growth due to increased usage by existing customers and the addition of new customers, largely offset by decreased demand due to limited laboratory productivity arising from the continued impact of the global COVID-19 pandemic, including lockdowns in China, delayed purchases by customers impacted by a previously disclosed process breakdown in our logistics cold-chain, execution challenges and unfavorable currency fluctuations.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$27,704	$4,915	$22,789	464%	$53,182	$21,975	$31,207	142%
Gross profit	$86,905	$110,927	$(24,022)	(22)%	$175,923	$199,688	$(23,765)	(12)%
Gross margin	76%	96%			77%	90%
Cost of revenue increased $22.8 million, or 464%, to $27.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily driven by a one-time reversal of $14.7 million of accrued royalties resulting from the Settlement and Patent Cross License Agreement (the "Bio-Rad Agreement") with Bio-Rad Laboratories, Inc. during the three months ended June 30, 2021, $4.1 million from higher manufacturing costs due to increased sales and higher costs of newly introduced products, $1.7 million of higher royalty expenses, $1.5 million of higher inventory scrap and excess and obsolete inventory charges, and $0.9 million of higher warranty costs.
Cost of revenue increased $31.2 million, or 142%, to $53.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily driven by a one-time reversal of $14.7 million of accrued royalties resulting from the Bio-Rad Agreement during the six months ended June 30, 2021, $11.3 million from higher manufacturing costs due to increased sales and higher costs of newly introduced products, $3.1 million of higher royalty expenses, $1.8 million of higher inventory scrap and excess and obsolete inventory charges, and $1.2 million of higher warranty costs, partially offset by a decrease of $1.0 million of costs related to ramping our second manufacturing facility.
We expect our gross margin will trend slightly lower during the year due in part to change in product mix with newly introduced products and the impacts of inflation and increased supply chain costs.
Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Research and development	$70,685	$53,402	$17,283	32%	$134,763	$95,285	$39,478	41%
Selling, general and administrative	79,337	68,703	10,634	15	146,012	125,607	20,405	16
Accrued contingent liabilities	—	(850)	850	(100)	—	(660)	660	(100)
Total operating expenses	$150,022	$121,255	$28,767	24%	$280,775	$220,232	$60,543	27%
Research and development expenses increased $17.3 million, or 32%, to $70.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in personnel expenses of $11.0 million, including $3.4 million in stock-based compensation expense, $3.6 million of higher allocated costs for facilities and information technology to support operational expansion, laboratory materials, supplies and expensed equipment of

$2.0 million used to support our research and development efforts, and higher consulting and professional services of $0.6 million for product development.
Research and development expenses increased $39.5 million, or 41%, to $134.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily driven by an increase in personnel expenses of $22.4 million, including $7.9 million in stock-based compensation expense, laboratory materials, supplies and expensed equipment of $8.1 million used to support our research and development efforts, $6.8 million of higher allocated costs for facilities and information technology to support operational expansion, higher consulting and professional services of $1.1 million for product development, and $0.9 million of higher depreciation.
We expect our research development activities and expenditures to continue to increase in the third quarter of 2022 and beyond as we increase our investment to support new and existing projects.
Selling, general and administrative expenses increased $10.6 million, or 15%, to $79.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily driven by increased personnel expenses of $15.2 million, including $5.3 million in stock-based compensation expense, $2.3 million of marketing expenses and $0.6 million of higher allocated costs for facilities and information technology to support operational expansion, partially offset by decreased outside legal expenses of $6.0 million and $1.6 million of consulting and professional services.
Selling, general and administrative expenses increased $20.4 million, or 16%, to $146.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily driven by increased personnel expenses of $29.8 million, including $10.2 million in stock-based compensation expense, $3.0 million of higher marketing expenses related to conferences and seminars, and $1.9 million of higher allocated costs for facilities and information technology to support operational expansion, partially offset by decreased outside legal expenses of $12.6 million and $2.4 million of consulting and professional services.
On August 3, 2022, to decrease our costs and maintain a streamlined organization to support our business, we committed to a reduction in force that is expected to result in the termination of approximately 8% of our global workforce. In connection with the reduction in force, we currently estimate that we will incur between approximately $5 million and $6 million of costs, consisting primarily of cash severance costs, which we expect to recognize in the third quarter of 2022. We expect to benefit from the cost savings arising from the reduction in work force commencing from the fourth quarter of 2022. The estimates of costs and expenses that we expect to incur in connection with the workforce reduction are subject to a number of assumptions and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
Other (expense) income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income	$1,238	$58	$1,180	2,034%	$1,807	$108	$1,699	1,573%
Interest expense	(109)	(209)	100	(48)	(237)	(430)	193	(45)
Other (expense) income, net	(1,843)	521	(2,364)	(454)	(2,243)	(208)	(2,035)	978
Total other (expense) income	$(714)	$370	$(1,084)	(293)%	$(673)	$(530)	$(143)	27%
Interest income increased by $1.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest income increased by $1.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increases for the three and six ended June 30, 2022 as compared to the corresponding prior year periods were primarily due to interest income generated from our cash equivalents and marketable securities during the three and six months ended June 30, 2022 and an increase in interest rates.
Interest expense decreased by $0.1 million, or 48% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest expense decreased by $0.2 million, or 45% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decreases for the three and six ended June 30, 2022 were driven primarily by lower interest expense recognized on accrued license fees.

The change in other (expense) income, net for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company's provision for income taxes was $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2022 and $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2021. The provision for income taxes consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of June 30, 2022, we had $274.2 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds, $225.5 million in marketable securities and an accumulated deficit of $970.2 million. Short-term restricted cash of $0.5 million and long-term restricted cash of $7.1 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the six months ended June 30, 2022, and we have generated losses from operations since inception as reflected in our accumulated deficit of $970.2 million.
We currently anticipate making aggregate capital expenditures of between approximately $140 million and $150 million during the next 12 months, approximately two thirds of which we expect to incur for construction costs of the facilities on our property in Pleasanton, California, as well as other global facilities and equipment to be used for manufacturing and research and development.
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
While we expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make, we believe that our existing cash and cash equivalents and cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We intend to continue to evaluate market conditions and may in the future pursue additional sources of funding, such as mortgage or other financing, to further enhance our financial position and to execute our business strategy. In addition, should prevailing economic, financial, business or other factors adversely affect our ability to meet our operating cash requirements, we could be required to obtain funding though traditional or alternative sources of financing. We cannot be certain that additional funds would be available to us on favorable terms when required, or at all.
Sources of liquidity
Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales of our products and the incurrence of indebtedness. In September 2019, we completed our initial public offering for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions. In September 2020, we completed a public offering of our Class A common stock for aggregate proceeds of $482.3 million, after deducting offering costs, underwriting discounts and commissions.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(37,765)	$(962)
Investing activities	(285,085)	(58,884)
Financing activities	8,777	19,711
Effect of exchange rates on changes in cash, cash equivalents, and restricted cash	(210)	199
Net decrease in cash, cash equivalents, and restricted cash	$(314,283)	$(39,936)
Operating activities
The net cash used in operating activities of $37.8 million for the six months ended June 30, 2022 was primarily due to a net loss of $106.9 million, net cash outflow from changes in operating assets and liabilities of $10.1 million, partially offset by stock-based compensation expense of $62.4 million, depreciation and amortization of $12.7 million, amortization of leased right-of-use assets of $3.7 million and amortization of premium and accretion of discount on marketable securities, net of $0.5 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $11.1 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand and supply chain management, a decrease in accrued compensation and other related benefits of $8.0 million due to the prior year annual bonus payments, an increase in prepaid expenses and other current assets of $5.3 million and a decrease in accrued expenses and other current liabilities of $4.9 million due to the timing of payments including license fees. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $10.3 million due to timing of vendor payments, a decrease in accounts receivable of $9.0 million due to timing of collections and an increase in deferred revenue of $1.7 million.
The net cash used in operating activities of $1.0 million for the six months ended June 30, 2021 was due primarily to a net loss of $22.6 million, net cash outflow from changes in operating assets and liabilities of $35.2 million, partially offset by adjustments for stock-based compensation expense of $43.1 million, depreciation and amortization of $9.6 million and amortization of leased right-of-use assets of $4.0 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued contingent liabilities of $14.7 million resulting from the Bio-Rad Agreement, an increase in inventory of $14.2 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, an increase in accounts receivable of $7.8 million due to timing of collections, a decrease in accrued expenses and other current liabilities of $6.5 million due to the timing of payments including license fees, a decrease in other noncurrent liabilities of $4.3 million, an increase in prepaid expenses and other current assets of $1.1 million and a decrease of $3.2 million due to payment of operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $9.7 million due to timing of vendor payments and an increase in accrued compensation and other related benefits of $5.7 million.
Investing activities
The net cash used in investing activities of $285.1 million in the six months ended June 30, 2022 was due to purchases of marketable securities of $271.5 million and property and equipment of $55.4 million, partially offset by proceeds from sales and maturities of marketable securities of $32.7 million and $9.1 million, respectively.
The net cash used in investing activities of $58.9 million in the six months ended June 30, 2021 was due to purchases of property and equipment of $53.4 million including the purchase of land for $28.1 million and cash paid for the acquisition of Tetramer Shop of $5.5 million.
Financing activities
The net cash provided by financing activities of $8.8 million in the six months ended June 30, 2022 was primarily from proceeds of $14.2 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.4 million.
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
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 18, 2022. For additional information, please refer to Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report.
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
Interest Rate Risk
During the three and six months ended June 30, 2022, we invested in debt securities which were designated as available-for-sale. Our marketable securities as of June 30, 2022 was $225.5 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2022 would have affected the fair value of our investment portfolio by approximately $2.3 million.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Nanostring
On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219. On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing our claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for November 2022 and trial is scheduled for August 2023.
On February 28, 2022, we filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737. On May 12, 2022 we filed an amended complaint additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for May 2023 and trial is scheduled for June 2024.
On March 9, 2022, we filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1. Nanostring has not yet responded to the complaint. A hearing on infringement is scheduled for March 2023.
Vizgen
In May 2022, we filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. On July 25, 2022, Vizgen filed a motion to dismiss our claims for willful and indirect infringement. Discovery has not yet commenced and no case schedule has yet been set.
For further discussion of the risks relating to intellectual property and our pending litigation, see the section titled “Risk Factors—Risks related to litigation and our intellectual property” under Part I, Item 1A of our Annual Report, which is incorporated by reference into this Quarterly Report.
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report, and any documents incorporated by reference therein, which is accessible on the SEC's website at www.sec.gov.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39035	3.1	3/26/2020
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	Employment Offer Letter by and between the Registrant and James Wilbur dated July 12, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
+    Management contract or compensatory plan or arrangement.
*    This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10x Genomics, Inc.

Date: August 8, 2022	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)