Form 10-Q
period 2022-09-30
10x Genomics, Inc.
filed 2022-11-03
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 31, 2022, the registrant had 95,596,266 shares of Class A common stock, $0.00001 par value per share, outstanding and 18,867,255 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources and business outlook, future events, business conditions, costs and expenses that we expect to incur or to save in connection with our workforce reduction, the anticipated timing for completion of our workforce restructuring activities, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$233,951	$587,447
Marketable securities	218,435	—
Restricted cash	508	1,028
Accounts receivable, net	83,549	85,254
Inventory	78,629	59,966
Prepaid expenses and other current assets	14,350	13,896
Total current assets	629,422	747,591
Property and equipment, net	257,694	169,492
Restricted cash	7,091	7,598
Operating lease right-of-use assets	71,095	60,918
Goodwill	4,511	4,511
Intangible assets, net	23,493	25,397
Other noncurrent assets	2,901	3,319
Total assets	$996,207	$1,018,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,594	$17,351
Accrued compensation and related benefits	28,214	31,626
Accrued expenses and other current liabilities	61,989	50,909
Deferred revenue	6,665	5,340
Operating lease liabilities	8,393	5,131
Total current liabilities	126,855	110,357
Accrued license fee, noncurrent	—	5,814
Operating lease liabilities, noncurrent	87,833	76,847
Other noncurrent liabilities	5,727	8,240
Total liabilities	220,415	201,258
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,793,388	1,680,865
Accumulated deficit	(1,012,106)	(863,321)
Accumulated other comprehensive income (loss)	(5,492)	22
Total stockholders’ equity	775,792	817,568
Total liabilities and stockholders’ equity	$996,207	$1,018,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$131,072	$125,297	$360,177	$346,960
Cost of revenue	30,377	24,518	83,559	46,493
Gross profit	100,695	100,779	276,618	300,467
Operating expenses:
Research and development	67,290	54,582	202,053	149,867
Selling, general and administrative	73,401	62,076	219,413	187,683
Accrued contingent liabilities	—	—	—	(660)
Total operating expenses	140,691	116,658	421,466	336,890
Loss from operations	(39,996)	(15,879)	(144,848)	(36,423)
Other income (expense):
Interest income	2,025	49	3,832	157
Interest expense	(114)	(219)	(351)	(649)
Other expense, net	(1,950)	(599)	(4,193)	(807)
Total other expense	(39)	(769)	(712)	(1,299)
Loss before provision for income taxes	(40,035)	(16,648)	(145,560)	(37,722)
Provision for income taxes	1,879	523	3,225	2,052
Net loss	$(41,914)	$(17,171)	$(148,785)	$(39,774)

Net loss per share, basic and diluted	$(0.37)	$(0.15)	$(1.31)	$(0.36)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	114,112,382	110,874,249	113,555,750	109,826,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(41,914)	$(17,171)	$(148,785)	$(39,774)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities	(1,459)	—	(5,188)	—
Foreign currency translation adjustment	(68)	136	(326)	244
Other comprehensive income (loss), net of tax	(1,527)	136	(5,514)	244
Comprehensive loss	$(43,441)	$(17,035)	$(154,299)	$(39,530)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
Issuance of Class A common stock related to equity awards	761,373	—	7,826	—	—	7,826
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	26,137	—	—	26,137
Net loss	—	—	—	(42,413)	—	(42,413)
Other comprehensive loss	—	—	—	—	(2,465)	(2,465)
Balance as of March 31, 2022	113,276,350	2	1,714,860	(905,734)	(2,443)	806,685
Issuance of Class A common stock related to equity awards	610,447	—	6,360	—	—	6,360
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	36,419	—	—	36,419
Net loss	—	—	—	(64,458)	—	(64,458)
Other comprehensive loss	—	—	—		(1,522)	(1,522)
Balance as of June 30, 2022	113,886,797	2	1,757,671	(970,192)	(3,965)	783,516
Issuance of Class A common stock related to equity awards	541,705	—	2,039	—	—	2,039
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	33,646	—	—	33,646
Net loss	—	—	—	(41,914)	—	(41,914)
Other comprehensive loss	—	—	—	—	(1,527)	(1,527)
Balance as of September 30, 2022	114,428,502	$2	$1,793,388	$(1,012,106)	$(5,492)	$775,792

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

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(148,785)	$(39,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,847	15,337
Stock-based compensation expense	95,874	69,058
Loss on disposal of property and equipment	455	66
Amortization of premium and accretion of discount on marketable securities, net	665	—
Amortization of right-of-use assets	5,687	5,593
Changes in operating assets and liabilities:
Accounts receivable	1,673	(27,216)
Inventory	(19,761)	(21,349)
Prepaid expenses and other current assets	(2,457)	(1,220)
Other noncurrent assets	411	348
Accounts payable	6,082	12,191
Accrued compensation and other related benefits	(3,163)	11,868
Deferred revenue	1,845	1,221
Accrued contingent liabilities	—	(44,173)
Accrued expenses and other current liabilities	2,867	(2,545)
Operating lease liability	(4,566)	(2,498)
Other noncurrent liabilities	(3,003)	(4,085)
Net cash used in operating activities	(47,329)	(27,178)
Investing activities:
Acquisition of business, net of cash acquired	(1,500)	(5,451)
Purchases of property and equipment	(91,927)	(73,660)
Purchase of marketable securities	(282,871)	—
Proceeds from sales of marketable securities	41,401	—
Proceeds from maturities of marketable securities	17,182	—
Net cash used in investing activities	(317,715)	(79,111)
Financing activities:
Payments on financing arrangement	(5,409)	(5,028)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	16,225	31,422
Net cash provided by financing activities	10,816	26,394
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(295)	316
Net decrease in cash, cash equivalents, and restricted cash	(354,523)	(79,579)
Cash, cash equivalents, and restricted cash at beginning of period	596,073	688,644
Cash, cash equivalents, and restricted cash at end of period	$241,550	$609,065

Supplemental disclosures of cash flow information:
Cash paid for interest	$841	$1,222
Cash paid for taxes	$3,649	$8,318
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$29,290	$12,710
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,562	$19,566
Contingent consideration payable from business acquisition	$1,500	$1,536
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
2.    Summary of Significant Accounting Policies
There were no material changes in the Company's significant accounting policies during the three and nine months ended September 30, 2022, except as set forth below. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report, for information regarding the Company's significant accounting policies.
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
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive income (loss).” There are no allowances for credit losses for the periods presented. As of September 30, 2022, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
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
The Company’s financial instruments consist of Level 1 and Level 2 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party-data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Stock-Based Compensation
The Company’s stock-based compensation expense relates to stock options, restricted stock units (“RSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards is based on their grant date fair value. The Company determines the fair value of RSUs based on the closing price of its stock, which is listed on the Nasdaq Stock Market LLC, at the date of the grant. The Company estimates the fair value of stock option awards under an equity incentive plan and stock purchase rights under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards excluding PSAs are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
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
For PSAs, the Company derives the requisite service period for each separately vesting portion of the award using a Monte Carlo simulation model and the related compensation expense is recognized over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the respective escalating stock price thresholds as simulated in the Monte Carlo valuation model which uses assumptions such as volatility, risk-free interest rate, cost of equity and dividend estimated for the performance period of the PSAs. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
3.     Restructuring
On August 3, 2022, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of $4.2 million associated with this plan, comprised primarily of severance-related costs, were recorded in the three months ended September 30, 2022.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table is a summary of restructuring costs related to the restructuring as of September 30, 2022 (in thousands):

	Severance and Benefits Costs	Stock-Based Compensation Expense	Total
Restructuring charge	$3,600	$616	$4,216
Cash payments made	(2,838)	—	(2,838)
Non-cash charge	—	(616)	(616)
Balance at September 30, 2022	$762	$—	$762
Restructuring costs of $0.3 million, $1.4 million and $2.5 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Company's condensed consolidated statements of operations during the three months ended September 30, 2022. No additional restructuring charges are expected to be incurred and the restructuring activities are expected to be substantially completed by the end of the fourth quarter of 2022.
4.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at September 30, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$198,852	$—	$—	$198,852	Level 1
Marketable securities:
Corporate debt securities	158,491	—	(3,634)	154,857	Level 2
Government debt securities	54,142	—	(1,417)	52,725	Level 2
Asset-backed securities	10,990	—	(137)	10,853	Level 2
Total available-for-sale securities	$422,475	$—	$(5,188)	$417,287
As of December 31, 2021, the Company held $548.0 million in money market funds with no unrealized gains or losses.
The contractual maturities of marketable securities as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$130,206	$127,560
Due after one year to five years	93,417	90,875
Total marketable securities	$223,623	$218,435
Inventory
Inventory was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Purchased materials	$33,418	$31,954
Work in progress	26,157	14,052
Finished goods	19,054	13,960
Inventory	$78,629	$59,966

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related costs	$3,797	$3,978
Employee stock purchase program liability	1,812	1,693
Accrued bonus	14,278	16,558
Accrued commissions	3,055	3,417
Accrued acquisition-related compensation	3,766	4,430
Accrued vacation	1,089	1,172
Other	417	378
Accrued compensation and related benefits	$28,214	$31,626
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Accrued legal and related costs	$3,277	$2,425
Accrued license fee	6,119	6,214
Accrued royalties for licensed technologies	4,245	4,415
Accrued property and equipment	29,290	15,361
Accrued professional services	4,447	8,593
Product warranties	1,968	994
Customer deposits	1,161	954
Taxes payable	3,118	4,622
Accrued lab supplies	1,266	2,056
Other	7,098	5,275
Accrued expenses and other current liabilities	$61,989	$50,909
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning of period	$994	$399
Amounts charged to cost of revenue	3,590	2,113
Repairs and replacements	(2,616)	(1,688)
End of period	$1,968	$824
Revenue and Deferred Revenue
As of September 30, 2022, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $9.4 million, of which approximately $6.6 million is expected to be recognized to revenue in the next 12 months, with the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
remainder thereafter. The contract liabilities of $9.4 million and $7.7 million as of September 30, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred revenue recognized	$1,043	$884	$3,940	$3,412
The following table represents revenue by source for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Instruments	$20,899	$17,121	$50,064	$45,123
Consumables	108,107	106,117	303,991	296,342
Services	2,066	2,059	6,122	5,495
Total revenue	$131,072	$125,297	$360,177	$346,960
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$75,345	$68,440	$202,159	$182,747
Europe, Middle East and Africa	27,927	25,819	74,067	73,761
China	15,773	19,063	45,620	55,577
Asia-Pacific (excluding China)	9,791	10,187	32,334	29,822
North America (excluding United States)	2,236	1,788	5,997	5,053
Total revenue	$131,072	$125,297	$360,177	$346,960
5.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing and distribution space in various locations worldwide. On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The MLA consists of various lease components, a few of which commenced in the nine months ended September 30, 2022. The sole outstanding component is expected to commence in 2023 and is expected to terminate on June 30, 2033. Total undiscounted payments for the lease component commencing in fiscal year 2023 will be $14.0 million with an expected lease term of 10.5 years.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future net lease payments related to the Company’s operating lease liabilities as of September 30, 2022 is as follows (in thousands):

Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$2,424
2023	14,774
2024	14,891
2025	13,774
2026	14,481
Thereafter	61,452
Total lease payments	$121,796
Less: imputed interest	(25,570)
Present value of operating lease liabilities	$96,226
Operating lease liabilities, current	$8,393
Operating lease liabilities, noncurrent	87,833
Total operating lease liabilities	$96,226
The following table summarizes additional information related to operating leases as of September 30, 2022:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	8.4 years	8.7 years
Weighted-average discount rate	5.5%	5.4%
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
Nanostring
On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the "GeoMx Action"). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company's claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer to the GeoMx Action on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for November 2022 and trial is scheduled for August 2023.
On February 28, 2022, the Company filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, the Company filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer to the CosMx Action on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for May 2023 and trial is scheduled for June 2024.
On August 16, 2022, Nanostring filed a counterclaim in the CosMx Action alleging that the Company's Visium products infringe U.S. Patent No. 11,377,689. The Company filed its answer to Nanostring's counterclaim in the CosMx Action on August 30, 2022. Discovery and trial are consolidated with the Company's claims against Nanostring in the CosMx Action. The Company believes Nanostring's counterclaim in the CosMx Action is meritless and intends to vigorously defend itself.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On October 20, 2022, Nanostring filed a separate suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company's Visium products also infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "Nanostring Action"). The Company has not yet responded. Discovery has not yet commenced and no case schedule has been set. The Company believes Nanostring's claim in the Nanostring Action is meritless and intends to vigorously defend itself.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "Germany CosMx Action"). Nanostring filed its statement of defense to the Germany CosMx Action on August 26, 2022. A hearing on infringement is scheduled for March 2023 and a decision is expected around May 2023. On July 29, 2022, Nanostring filed a nullity action with the German Federal Patent Court challenging the validity of EP Patent No. 2794928B1. A preliminary decision in the nullity action is expected by February 2023.
Vizgen
In May 2022, the Company filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. On July 25, 2022, Vizgen filed a motion to dismiss the Company's claims for willful and indirect infringement, which the Court denied on September 19, 2022. Discovery is in progress. A Markman hearing is scheduled for July 2023 and trial is scheduled for July 2024.
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that the Company's forthcoming Xenium product infringes U.S. Patent No. 11,098,303. Vizgen also filed counterclaims alleging that the Company tortiously interfered with Vizgen's contractual and business relationship with Harvard and that the Company engaged in unfair practices under Massachusetts state law. The Company has not yet responded. The Company believes these claims are meritless and intends to vigorously defend itself.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207, and 10,738,357. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Company has not yet filed its response. Discovery has not yet commenced and no case schedule has been set.
6.    Capital Stock
As of September 30, 2022, the number of shares of Class A common stock and Class B common stock issued and outstanding were 95,561,247 and 18,867,255, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Class B common stocks converted to Class A common stock	—	—	779,210	2,400,000

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,281	$878	$3,748	$2,183
Research and development	14,476	11,226	41,346	30,162
Selling, general and administrative	17,757	13,846	50,780	36,713
Total stock-based compensation expense	$33,514	$25,950	$95,874	$69,058
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2021	1,298,244	$141.48
Granted	5,462,866	45.21
Vested	(495,552)	114.08
Cancelled	(454,836)	105.49
Outstanding as of September 30, 2022	5,810,722	$56.13
Stock Options
Stock option activity for the nine months ended September 30, 2022 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	8,212,754	$29.28
Granted	1,803,411	54.01
Exercised	(1,326,102)	9.43
Cancelled	(339,147)	56.90
Outstanding as of September 30, 2022	8,350,916	$36.66
Market-based Performance Stock Awards (PSAs)
In September 2022, the Company granted 709,025 PSAs including performance stock options and RSUs under the 2019 Plan to certain members of management, which are subject to the achievement of certain escalating stock price thresholds established by the Company's Board of Directors.
The PSAs each vest in equal installments upon the achievement of escalating stock price thresholds of $60, $80 and $105, respectively, calculated based on 20 consecutive days of trading at each respective threshold. The escalating stock price thresholds can be met any time prior to the fourth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds, or in the event of death or disability.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2022, none of the escalating stock price thresholds had been met resulting in no shares vesting or becoming exercisable. Stock-based compensation expense recognized for these market-based awards was approximately $0.2 million for the three months ended September 30, 2022. The weighted-average grant date fair value of the PSAs was $22.55.
2019 Employee Stock Purchase Plan
A total of 3,284,859 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan ("ESPP"). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the nine months ended September 30, 2022 and 2021, 91,871 and 30,980 shares of Class A common stock, respectively, were issued under the ESPP. No shares of Class A common stock were issued under the ESPP during the three months ended September 30, 2022 or 2021. As of September 30, 2022, there were 2,965,685 shares available for issuance in connection under the ESPP.
8.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	8,350,916	9,206,850	8,350,916	9,206,850
Restricted stock units	5,810,722	1,314,157	5,810,722	1,314,157
Shares committed under ESPP	74,835	29,178	74,835	29,178
Shares subject to repurchase	—	25,000	—	25,000
Contingent restricted shares	—	236,484	—	236,484
Total	14,236,473	10,811,669	14,236,473	10,811,669

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
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scales, such as at the single cell level for millions of cells. Customers purchase instruments and consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $41.9 million and $148.8 million for the three and nine months ended September 30, 2022 and $17.2 million and $39.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $1.0 billion, and, cash, cash equivalents and marketable securities totaling $452.4 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Operational Effectiveness in the COVID-19 Environment
We continue to closely monitor developments surrounding the COVID-19 pandemic including, among other developments, the potential impacts of variants. Many of our customers continue to navigate COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges include COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. For example, we believe COVID-19 related lockdowns in China have continued to negatively impact our revenues in the quarter ended September 30,

2022. We, our suppliers and our other partners also have encountered COVID-19 related challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges.
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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$131,072	$125,297	$360,177	$346,960
Cost of revenue	30,377	24,518	83,559	46,493
Gross profit	100,695	100,779	276,618	300,467
Operating expenses:
Research and development	67,290	54,582	202,053	149,867
Selling, general and administrative	73,401	62,076	219,413	187,683
Accrued contingent liabilities	—	—	—	(660)
Total operating expenses	140,691	116,658	421,466	336,890
Loss from operations	(39,996)	(15,879)	(144,848)	(36,423)
Other income (expense):
Interest income	2,025	49	3,832	157
Interest expense	(114)	(219)	(351)	(649)
Other expense, net	(1,950)	(599)	(4,193)	(807)
Total other expense	(39)	(769)	(712)	(1,299)
Loss before provision for income taxes	(40,035)	(16,648)	(145,560)	(37,722)
Provision for income taxes	1,879	523	3,225	2,052
Net loss	$(41,914)	$(17,171)	$(148,785)	$(39,774)
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Instruments	$20,899	$17,121	$3,778	22%	$50,064	$45,123	$4,941	11%
Consumables	108,107	106,117	1,990	2	303,991	296,342	7,649	3
Services	2,066	2,059	7	—	6,122	5,495	627	11
Total revenue	$131,072	$125,297	$5,775	5%	$360,177	$346,960	$13,217	4%
Revenue increased $5.8 million, or 5%, to $131.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Instruments revenue increased $3.8 million, or 22%, to $20.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to higher volume of instruments sold. Consumables revenue increased $2.0 million, or 2%, to $108.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by growth due to the addition of new customers, partially offset by unfavorable currency fluctuations.

Revenue increased $13.2 million, or 4%, to $360.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Instruments revenue increased $4.9 million, or 11%, to $50.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to higher volume of instruments sold. Consumables revenue increased $7.6 million, or 3%, to $304.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily driven by growth due to increased usage by existing customers and the addition of new customers, largely offset by decreased demand due to limited laboratory productivity arising from the continued impact of the global COVID-19 pandemic, including lockdowns in China, delayed purchases by customers impacted by a previously disclosed process breakdown in our logistics cold-chain, execution challenges and unfavorable currency fluctuations.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$30,377	$24,518	$5,859	24%	$83,559	$46,493	$37,066	80%
Gross profit	$100,695	$100,779	$(84)	—%	$276,618	$300,467	$(23,849)	(8)%
Gross margin	77%	80%			77%	87%
Cost of revenue increased $5.9 million, or 24%, to $30.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily driven by higher manufacturing costs of $4.2 million due to increased sales and higher costs of newly introduced products, $0.9 million of higher warranty costs and $0.9 million of loss on a purchase commitment.
Cost of revenue increased $37.1 million, or 80%, to $83.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily driven by a one-time reversal of $14.7 million of accrued royalties resulting from the Settlement and Patent Cross License Agreement (the "Bio-Rad Agreement") with Bio-Rad Laboratories during the nine months ended September 30, 2021, $15.4 million from higher manufacturing costs due to increased sales and higher costs of newly introduced products, $3.3 million of higher royalty expenses, $2.4 million of higher inventory scrap and excess and obsolete inventory charges, and $1.7 million of higher warranty costs.
We expect our gross margin will trend lower due in part to change in product mix with newly introduced products and the impacts of inflation and increased supply chain costs.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Research and development	$67,290	$54,582	$12,708	23%	$202,053	$149,867	$52,186	35%
Selling, general and administrative	73,401	62,076	11,325	18	219,413	187,683	31,730	17
Accrued contingent liabilities	—	—	—	N/A	—	(660)	660	(100)
Total operating expenses	$140,691	$116,658	$24,033	21%	$421,466	$336,890	$84,576	25%
Research and development expenses increased $12.7 million, or 23%, to $67.3 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily driven by an increase in personnel expenses of $8.2 million, including $3.3 million in stock-based compensation expense and $1.4 million in restructuring expense, $2.1 million of higher costs for facilities and information technology to support operational expansion, and higher costs of laboratory materials and supplies of $2.1 million used to support our research and development efforts.
Research and development expenses increased $52.2 million, or 35%, to $202.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in personnel expenses of $30.6 million, including $11.2 million in stock-based compensation expense and $1.4 million in restructuring expense, higher costs of laboratory materials and supplies of $10.1 million used to support our research and development efforts, $8.9 million of higher costs for facilities and information technology to support operational expansion, higher consulting and professional services of $1.4 million for product development, and $0.9 million of higher depreciation.
Selling, general and administrative expenses increased $11.3 million, or 18%, to $73.4 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily driven by increased personnel expenses of $11.3 million, including $3.9 million in stock-based compensation expense and $2.5 million in restructuring expense, $1.7 million of higher outside legal expenses, and $1.0 million of higher costs for facilities and information technology to support operational expansion, partially offset by decreased marketing expenses related to conferences and seminars of $2.4 million.
Selling, general and administrative expenses increased $31.7 million, or 17%, to $219.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily driven by increased personnel expenses of $41.0 million, including $14.1 million in stock-based compensation expense and $2.5 million in restructuring expense, $3.0 million of higher costs for facilities and information technology to support operational expansion, partially offset by decreased outside legal expenses of $11.0 million and $3.0 million of consulting and professional services.
We expect our operating expenditures to continue to increase in the fourth quarter of 2022 and beyond as we increase our investment to support new and existing research and development projects and incentivize and retain key talent, which we expect to result in increased stock-based compensation expense in future periods.
Other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income	$2,025	$49	$1,976	4,033%	$3,832	$157	$3,675	2,341%
Interest expense	(114)	(219)	105	(48)	(351)	(649)	298	(46)
Other expense, net	(1,950)	(599)	(1,351)	226	(4,193)	(807)	(3,386)	420
Total other expense	$(39)	$(769)	$730	(95)%	$(712)	$(1,299)	$587	(45)%
Interest income increased by $2.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest income increased by $3.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increases for the three and nine ended September 30, 2022 as compared to the corresponding prior year periods were primarily due to interest income generated from our cash equivalents and marketable securities during the three and nine months ended September 30, 2022 and an increase in interest rates.
Interest expense decreased by $0.1 million, or 48% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest expense decreased by $0.3 million, or 46% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decreases for the three and nine months ended September 30, 2022 were driven primarily by lower interest expense recognized on accrued license fees.
The change in other expense, net for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company's provision for income taxes was $1.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2022 and $0.5 million and $2.1 million, respectively, for the three and nine months ended September 30, 2021. The provision for income taxes consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.

Liquidity and Capital Resources
As of September 30, 2022, we had $234.0 million in cash and cash equivalents which were primarily held in U.S. bank deposit accounts and money market funds and $218.4 million in marketable securities. Short-term restricted cash of $0.5 million and long-term restricted cash of $7.1 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the nine months ended September 30, 2022, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.0 billion.
We currently anticipate making aggregate capital expenditures of between approximately $80 million and $90 million during the next 12 months, approximately two thirds of which we expect to incur for construction costs of the facilities on our property in Pleasanton, California, as well as other global facilities and equipment to be used for manufacturing and research and development.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(47,329)	$(27,178)
Investing activities	(317,715)	(79,111)
Financing activities	10,816	26,394
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(295)	316
Net decrease in cash, cash equivalents, and restricted cash	$(354,523)	$(79,579)
Operating activities
The net cash used in operating activities of $47.3 million for the nine months ended September 30, 2022 was primarily due to a net loss of $148.8 million, net cash outflow from changes in operating assets and liabilities of $20.1 million, partially offset by stock-based compensation expense of $95.9 million, depreciation and amortization of $18.8 million, amortization of leased right-of-use assets of $5.7 million, amortization of premium and accretion of discount on marketable securities, net of $0.7 million, and loss on disposal of property and equipment of $0.5 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $19.8 million due to ramp-up of inventory for anticipated demand and supply chain management, a decrease of $4.6 million due to payment of operating lease liabilities, a decrease in accrued compensation and other related benefits of $3.2 million due to the prior year annual bonus payments, a decrease in other noncurrent liabilities of $3.0 million, and an increase in prepaid expenses and other current assets of $2.5 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $6.1 million due to timing of vendor payments, an increase in accrued expenses and other current liabilities of $2.9 million, an increase in deferred revenue of $1.8 million, and a decrease in accounts receivable of $1.7 million due to timing of collections.
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
Investing activities
The net cash used in investing activities of $317.7 million in the nine months ended September 30, 2022 was due to purchases of marketable securities of $282.9 million and property and equipment of $91.9 million, and payment of acquisition-related holdback cash of $1.5 million, partially offset by proceeds from sales and maturities of marketable securities of $41.4 million and $17.2 million, respectively.
The net cash used in investing activities of $79.1 million in the nine months ended September 30, 2021 was due to purchases of property and equipment of $73.7 million including the purchase of land for $28.1 million, and cash paid for the acquisition of Tetramer Shop ApS of $5.5 million.
Financing activities
The net cash provided by financing activities of $10.8 million in the nine months ended September 30, 2022 was primarily from proceeds of $16.2 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.4 million.
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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022 as compared to the critical accounting policies and estimates disclosed in the section titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 18, 2022, except as set forth below.
Stock-Based Compensation
In the three months ended September 30, 2022, we started to issue market-based performance stock awards ("PSAs") comprising of performance stock options and performance restricted stock units. The PSAs each vest in equal installments upon the achievement of escalating stock price thresholds of $60, $80 and $105, respectively, calculated based on 20 consecutive days of trading at each respective threshold. The escalating stock price thresholds can be met any time prior to the fourth anniversary of the date of grant. We estimated the value of the PSA awards granted in the three months ended September 30, 2022 to be approximately $16.0 million using a Monte Carlo simulation model, using assumptions including volatility, risk-free interest rate, cost of equity and dividends. We will recognize the compensation expense over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the escalating stock price thresholds as simulated in the Monte Carlo valuation model. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
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
Interest Rate Risk
During the three and nine months ended September 30, 2022, we invested in debt securities which were designated as available-for-sale. Our marketable securities as of September 30, 2022 was $218.4 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2022 would have affected the fair value of our investment portfolio by approximately $1.9 million.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Nanostring
On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the "GeoMx Action"). On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, we filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing our claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer to the GeoMx Action on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for November 2022 and trial is scheduled for August 2023.
On February 28, 2022, we filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, we filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer to the CosMx Action on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for May 2023 and trial is scheduled for June 2024.
On August 16, 2022, Nanostring filed a counterclaim in the CosMx Action alleging that our Visium products infringe U.S. Patent No. 11,377,689. We filed our answer to Nanostring's counterclaim in the CosMx Action on August 30, 2022. Discovery and trial are consolidated with our claims against Nanostring in the CosMx Action. We believe Nanostring's counterclaim in the CosMx Action is meritless and we intend to vigorously defend ourselves.
On October 20, 2022, Nanostring filed a separate suit against us in the U.S. District Court for the District of Delaware alleging that our Visium products also infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "Nanostring Action"). We have not yet responded. Discovery has not yet commenced and no case schedule has been set. We believe Nanostring's claim in the Nanostring Action is meritless and we intend to vigorously defend ourselves.
On March 9, 2022, we filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "Germany CosMx Action"). Nanostring filed its statement of defense to the Germany CosMx Action on August 26, 2022. A hearing on infringement is scheduled for March 2023 and a decision is expected around May 2023. On July 29, 2022, Nanostring filed a nullity action with the German Federal Patent Court challenging the validity of EP Patent No. 2794928B1. A preliminary decision in the nullity action is expected by February 2023.
Vizgen
In May 2022, we filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. On July 25, 2022, Vizgen filed a motion to dismiss our claims for willful and indirect infringement, which the Court denied on September 19, 2022. Discovery is in progress. A Markman hearing is scheduled for July 2023 and trial is scheduled for July 2024.
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that our forthcoming Xenium product infringes U.S. Patent No. 11,098,303. Vizgen also filed counterclaims alleging that we tortiously interfered with Vizgen's contractual and business relationship with Harvard and that we engaged in unfair practices under Massachusetts state law. We have not yet responded. We believe these claims are meritless and intend to vigorously defend ourselves.
Parse
On August 24, 2022, we filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207, and 10,738,357. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. We have not yet filed our response. Discovery has not yet commenced and no case schedule has been set.
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
Item 5.    Other Information
On October 28, 2022, the Company adopted Amended and Restated Bylaws (the “Bylaws”), effective as of that date. Amendments contained in the Bylaws include the addition of language to address the adoption by the Securities and Exchange Commission of universal proxy rules requiring any stockholder submitting notice of nomination to use a proxy card color other than white and updates to provisions relating to adjournment procedures and lists of stockholders entitled to vote at stockholder meetings, each to align with recent amendments to the Delaware General Corporation Law, as amended, or to address certain administrative and other nonmaterial matters. The foregoing summary and description of the provisions of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 with this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	2019 Omnibus Incentive Plan Stock Option Award Notice and Agreement.
10.2+	2019 Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

10x Genomics, Inc.

Date: November 2, 2022	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)