Form 10-K
period 2022-12-31
10x Genomics, Inc.
filed 2023-02-16
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2022 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq on that date was $4.5 billion.
As of January 31, 2023, the registrant had 97,139,249 shares of Class A common stock, $0.00001 par value per share, outstanding and 18,217,255 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” "might," “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” "would," "likely," "seek" or “continue” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, gross margin trends including the potential impact of change in product mix, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and other information. These statements are based on management’s current expectations, forecasts, beliefs, assumptions and information currently available to management, and actual outcomes and results could differ materially from these statements due to a number of factors. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct.
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
The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct nor can we guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Further, our forward-looking statements may not accurately or fully reflect the potential impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows.
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
Overview
We are a life science technology company focused on building innovative products to interrogate, understand and master biology. Our integrated platform solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have built deep expertise across diverse disciplines including chemistry, biology, hardware and software. Innovations in all of these areas have enabled our rapidly expanding suite of products, which allow our customers to interrogate biological systems at previously inaccessible resolution and scale. Our products have enabled researchers to make fundamental discoveries across multiple areas of biology, including oncology, immunology and neuroscience, and have helped empower the single cell revolution hailed by Science magazine as the 2018 “Breakthrough of the Year.” Our products have won many awards, including among others the technological advancements in single cell multimodal omics hailed by Nature Methods journal as the 2019 “Method of the Year” and the technological advancements in spatially resolved transcriptomics hailed by Nature Methods journal as the 2020 “Method of the Year.” Through our compatible partner program, our partnership with two long read sequencing companies launched products and protocols providing the ability to obtain full-length isoforms at single cell resolution. This groundbreaking capability was highlighted as part of the Nature Methods 2022 “Method of the Year” Long-read sequencing. Since 2015, a total of seven 10x products have been recognized by The Scientist magazine on their annual Top 10 Innovations list, an annual list of newly released products that have the potential to generate the biggest impact on scientific research.
Since launching our first product in mid-2015 through December 31, 2022, cumulatively we have sold 4,630 instruments to researchers around the world, including all of the top 100 global research institutions as ranked by Nature in 2021 based on publications and all of the top 20 global biopharmaceutical companies by 2021 research and development spend. We believe that we remain in the very early stages of our penetration into multiple large markets. We expect that 10x will power a “Century of Biology” in which many of humanity’s most pressing health challenges will be solved by precision diagnostics, targeted therapies and cures to currently intractable diseases.
The “10x” in our name refers to our focus on opportunities with the greatest potential for exponential advances and impact. We believe that the scientific and medical community currently understands only a tiny fraction of the full complexity of biology. The key to advancing human health lies in accelerating this understanding. The human body consists of over 40 trillion cells, each with a genome of 3 billion DNA base pairs and a unique epigenetic program regulating the transcription of tens of thousands of different RNAs, which are then translated into tens of thousands of different proteins. Progress in the life sciences will require the ability to measure biological systems in a much more comprehensive fashion and to experiment on biological systems at fundamental resolution and on massive scale, which are inaccessible with previously existing technologies. We believe that our technologies overcome these limitations, unlocking fundamental biological insights essential for advancing human health.
Our product portfolio consists of multiple integrated platforms that include instruments, consumables and software. These platforms guide customers through the workflow from sample preparation to analysis and visualization.

Each of our platforms is designed to interrogate a major class of biological information that is impactful to researchers at high resolution and scale:
•Our Chromium platform enables high-throughput analysis of individual biological components. It is a precisely engineered reagent delivery system that divides a sample into individual components in up to a million or more partitions, enabling large numbers of parallel micro-reactions. In this manner, for example, the individual single cells of a large population of cells can be segregated so that each cell resides in its own partition. Each partition then behaves as a micro-scale reaction vessel in which its contents are barcoded with a DNA sequence that specifically identifies those contents as being distinct from the contents of other partitions. Once biological material in each partition is barcoded, they can then be pooled and sequenced together. Finally, the barcode sequences can be used to easily tease apart information originating from different partitions. Our approach to partitioning and barcoding gives researchers the ability to measure many discrete biological materials and/or perform many different experiments in parallel, providing tremendous resolution and scale.
•Our Visium platform empowers researchers to identify where biological components are located and how they are arranged with respect to each other, otherwise referred to as “spatial analysis.” Our Visium platform uses high density DNA arrays which have DNA barcode sequences that encode the physical location of biological analytes within a sample, such as a tissue section, allowing the spatial location of the analytes to be “read out” using sequencing to create a visual map of the analytes across the sample. Similar to partitioning, spatial barcoding with large numbers of probes on an array can unlock tremendous insights, providing high resolution genomic information to visualize analytes across biological tissues.
•Our Xenium platform for in situ analysis is designed to give scientists the ability not only to locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample often discovered using our Chromium and Visium platforms. Xenium In Situ detects and preserves the cellular localization of hundreds of RNA targets directly in a fresh frozen or formalin-fixed paraffin-embedded (FFPE) tissue section without the need for conventional sequencing, providing researchers with a detailed map of gene expression patterns without sacrificing resolution or target number.
Collectively, our platforms enable researchers to interrogate, understand and master biology at the appropriate resolution and scale. A summary of our solutions based on the platforms follows below.

We believe our platforms, which enable a comprehensive view of biology, target numerous market opportunities across the more than $67 billion global life sciences research tools market. We view much of this total market opportunity as ultimately accessible to us due to our ability to answer a broad diversity of biological questions. Based on the capabilities of our current solutions and focusing solely on cases where our current solutions offer alternative or complementary approaches to existing tools, we believe, based on our internal estimates, we could access approximately $16 billion of the global life sciences research tools market. We believe we can further drive growth by improving or enabling new uses and applications of existing tools and technologies, as our solutions allow researchers to answer questions that may be impractical or impossible to address using existing tools. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and in situ technologies in the future.
As of December 31, 2022, we employed a commercial team of 453 employees, many of whom hold PhD degrees, who help drive adoption of our products and support our vision. We prioritize creating a superior user experience from pre-sales to onboarding through the generation of novel publishable discoveries, which drive awareness and adoption of our products. We have a scalable, multi-channel commercial infrastructure including a direct sales force in North America and certain regions of Europe and distribution partners in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa that drives our customer growth. This is supplemented with an extensive and highly specialized customer service infrastructure with PhD-level specialists. We currently have customers in 50 countries.
Our revenue was $516.4 million and $490.5 million for the years ended 2022 and 2021, respectively, representing a year-over-year growth rate of 5%. We generated net losses of $166.0 million and $58.2 million for the years ended 2022 and 2021, respectively.
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
Measure the full complexity of biology. A major need is for an in-depth cataloging of biological complexity. This will involve going from a basic biological parts list to a detailed map of exactly how all of these parts are used and interact in both healthy and disease states. Researchers and clinicians need to characterize every cell in the human body to understand how cell-to-cell variations in genomes, epigenomes, transcriptomes and proteomes give rise to function or dysfunction. They also need to characterize every tissue at a full molecular and cellular level, including how cells are arranged together into spatial patterns that affect function, give rise to disease or impact treatment. For example, in the context of cancer biology, many tumors consist of a heterogeneous population of healthy and cancerous cells, the latter of which may consist of genetically distinct subpopulations that are susceptible to different therapeutics. Furthermore, different spatial patterns of cancer antigens may require different treatment approaches. Without being able to see cells and molecules in their spatial context it is difficult to fully understand tumor resistance and how cells interact with one another within the tumor microenvironment and enable targeted therapies.

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
Our solutions
We have built and commercialized multiple platforms that allow researchers to interrogate, understand and master biological systems at a resolution and scale commensurate with the complexity of biology. We believe that our products overcome the limitations of existing tools. Our vision, discipline and multidisciplinary approach have allowed us to continuously innovate to develop the instruments, consumables and software that underlie our solutions.
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
Our platforms
Our platforms are integrated solutions comprised of instruments, consumables and software. They are built with our expertise in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. All of our products begin with a researcher’s sample (such as a collection of thousands to millions of cells or a slice of fresh frozen or FFPE tissue). Our Chromium platform performs high-throughput barcoding to construct libraries that are compatible with standard third-party sequencers. Our Visium platform allows researchers to combine spatially resolved whole transcriptome measurements across tissue sections with a high-resolution image. Thousands of unique, arrayed barcodes that represent a spatial location allow for analytes to be captured from tissue, spatially barcoded and then mapped back to their original tissue location after sequencing. Our Xenium platform includes the Xenium Analyzer, a fully automated instrument that integrates sample handling, liquid handling and imaging. In this workflow, targeted probes are hybridized to tissue sections on Xenium slides, which are then processed on our Xenium Analyzer. Sequencing is not required. Our proprietary software then provides turn-key analysis pipelines and intuitive visualization tools for all of our platforms that allows researchers to easily interpret the biological data from the samples.
Our Chromium platform
Our Chromium platform, which includes our Chromium X Series, Chromium Connect and legacy Chromium Controller instruments, microfluidic chips and related consumables, enables high-throughput analysis of individual biological components. The Chromium instruments serve as precisely engineered reagent delivery systems that divide a sample into individual components in up to a million or more partitions, enabling large numbers of parallel micro-reactions. The Chromium platform can be used to partition not only single cells, but also other biological materials such as cell nuclei and DNA molecules. The large numbers of partitions generated using our Chromium products can be used for analyzing samples at high resolution and on massive scale. We pair a partitioned sample with our proprietary gel beads bearing barcodes that allow researchers to uniquely identify the contents of each partition and distinguish them from contents of other partitions. We refer to the partitions that are generated on our Chromium platform as “GEMs,” which stands for Gel beads in EMulsion. We collectively refer to our partitioning and barcoding technologies as our GemCode technology.
Our Chromium X and iX, Chromium Connect and microfluidic chips. Our Chromium consumables run on our Chromium instruments. Our Chromium iX instrument is capable of running our Low Throughput and Standard Throughput consumables. Our Chromium X instrument is capable of running Low, Standard and High Throughput consumables. Customers are able to upgrade their Chromium iX to run Low, Standard and High Throughput consumables via firmware upgrade. We have designed our instruments to be widely accessible to researchers and each of these instruments has a form factor that easily fits on a standard laboratory bench. Our Chromium instruments operate exclusively with our microfluidic chips, which are highly engineered single-use devices that process samples and reagents. During our Chromium workflows, the researcher loads a sample onto the microfluidic chip along with our proprietary gel beads and oils. The loaded chip is inserted into the Chromium instrument, which facilitates the generation of GEMs that contain sample and gel beads. Our Chromium Connect product is an automated Chromium instrument that incorporates liquid handling robotics to automate our workflow and can be utilized with our Single Cell Gene Expression and Single Cell Immune Profiling solutions.

The following are key advantages of our Chromium platform:
•High cell throughput: How many cells can be measured at once? Measuring more cells with resolution allows researchers to look for rare cells in a population. If a disease-causing cell occurs in only 1 in 10,000 cells in a sample, then measuring just 1,000 cells will be unlikely to find a single copy of the disease-causing cell. Our Standard Throughput Single Cell Gene Expression and Immune Profiling solutions, on the other hand, have cell throughputs of up to 80,000 cells per run using one microfluidic chip which increases the likelihood of finding a copy of the disease-causing cell. Our High Throughput Single Cell Gene Expression and Immune Profiling solutions enable analysis of up to 320,000 cells per microfluidic chip. With the launch of our Single Cell Gene Expression Flex solution, we have increased cell throughput and enable analysis of up to 1,000,000 cells per microfluidic chip.
•High cell capture rate: What fraction of the researcher’s sample cells are measured rather than lost? A high cell capture rate is important in many cases where researchers start with only a limited number of rare cells, such as a tumor biopsy from a patient. Our single cell solutions have typical cell capture rates of about 65%, which is significantly higher than those achieved by many competing solutions.
•Low doublet rate: How often do researchers avoid doublets—artifacts where two or more cells are read as one? Doublets result in loss of cell information, inaccurate information and wasted sequencing. Researchers seek products with low doublet rates. Our single cell solutions have doublet rates of less than 1% per 1,000 cells.
Our Chromium platform currently provides researchers with the following solutions:
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
For this solution, customers run their samples of interest on Chromium X Series or Chromium Connect instruments, or on legacy Chromium Controller instruments, to generate GEMs containing single cells and prepare single cell libraries using our reagents. Researchers can sequence these single cell libraries on standard third-party sequencers, analyze their data using our Cell Ranger analysis pipeline software and visualize their data using our Loupe Cell Browser software. The browser displays a visual representation of the data in which cells having similar gene expression profiles are colored and clustered together. Researchers can explore their data by cluster or gene(s) of interest to derive biological meaning from the visualizations. The following visualization is an example showing single cell profiling of approximately 10,000 mouse brain cells that reveals multiple types of neurons.

______________
t-SNE projection of approximately 10,000 mouse brain cells derived from the combined cortex, hippocampus and ventricular zones of embryonic day 18 brain tissue. Major subpopulations were identified based on gene markers that are enriched in each class.
Our Chromium Single Cell Gene Expression solution uses our proprietary biochemistry, GEM-RT, to capture mRNA molecules with high sensitivity. Sensitivity is the number of different mRNA transcripts that can be detected. Higher sensitivities are required to detect mRNA molecules that are present in low abundance in a cell. Our latest version of this solution uses our GEM-RT biochemistry that has an increased sensitivity of up to 8,500 unique transcripts per cell.
Furthermore, our Chromium Single Cell Gene Expression solution can be used with our Feature Barcode technology to simultaneously measure multiple analytes in the same cells. Our Feature Barcode is highly customizable, allowing our customers to add a barcode to any biological feature they want to analyze in conjunction with gene expression and other biological data. Feature Barcode can currently be used to:
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
To date, more than 3,400 peer-reviewed scientific publications have been published using data generated by our Chromium Single Cell Gene Expression solution with the top research areas being oncology, immunology and developmental biology. This body of work is yielding significant insights into many different areas of biology and disease. For example, after the COVID-19 pandemic emerged in 2020, a coalition of researchers from the Human Cell Atlas Biological Network re-analyzed single cell gene expression datasets obtained from the respiratory system, retina, intestine, heart, muscle, liver, brain, skin and many other tissues and organs. Through this work, the authors clarified the expression patterns of key genes responsible for SARS-CoV-2 infection of human cells throughout the body, providing the most detailed view for where SARS-CoV-2 could infect human cells, which suggested important implications for viral transmissibility. This analysis highlighted the forward-thinking importance of the Human Cell Atlas consortium efforts to use single cell gene expression supported by us to extensively catalog all of the cells present throughout every tissue and organ in the human body as a foundation for future understanding of critical human diseases. Subsequent single cell gene expression studies throughout 2020 built upon this foundation to identify the cellular expression of additional genes and molecular regulatory mechanisms required for SARS-CoV-2 infection, differences in cellular immune responses that correlate with severity of COVID-19 and to develop human cell culture, non-human animal and human organoid models of infection to enable the rapid pre-clinical study of treatments for this disease.
Single Cell Gene Expression Flex
In 2022, we introduced our Chromium Single Cell Gene Expression Flex solution. Like our Chromium Single Cell Gene Expression solution, Flex provides customers with the ability to measure the transcriptome of single cells, revealing gene activity and networks on a cell-by-cell basis. Single cell RNA sequencing is increasingly being used to profile larger numbers of samples, corresponding to cohorts of patients or different perturbations, increasing the importance of an efficient and scalable workflow.
Chromium Single Cell Gene Expression Flex works on samples fixed with paraformaldehyde (PFA), which allows samples to be collected, shipped to a central location and analyzed without sacrificing integrity or data quality, creating new possibilities for sample accessibility, throughput and batched analysis. This advanced chemistry also brings single cell profiling to FFPE tissue, expanding the range of accessible sample types. Customers can fix fresh samples at the point of collection to lock in biological states and preserve fragile cells or use this solution to access archived samples. We expect that this solution will be especially suited for translational and clinical labs where fragile samples or time constraints would otherwise preclude single cell analysis.
Chromium Single Cell Gene Expression Flex allows for profiling up to 1,000,000 fixed single cells at once with a scalable workflow.
Chromium Single Cell Gene Expression Flex can be used exclusively with our Chromium X Series instruments to generate GEMs. Prior to GEM generation, cells are fixed and permeabilized and can be safely stored or transported without compromising data quality. When commencing the experiment using Chromium Single Cell Gene Expression Flex, samples are hybridized to probe sets and may be processed individually (singleplex workflow) or pooled with up to 16 samples in a single lane of a 10x chip (multiplex workflow). During GEM generation the probe sets are ligated and extended to incorporate unique barcodes. Sequencing libraries are then prepared, sequenced and analyzed using our Cell Ranger and Loupe Browser software tools.

Single Cell Immune Profiling
Our Chromium Single Cell Immune Profiling solution is used to study the immune system, which is the body’s natural diagnostic and therapeutic system. The immune system has a vast network of T-cells and B-cells that recognize pathogens using receptor molecules that bind to foreign molecules, or antigens. T-cells and B-cells can generate an immense diversity of receptors that are each specific to a different potential antigen, making it possible for the human body to recognize nearly any conceivable antigen. Our Chromium Single Cell Immune Profiling solution enables researchers to study these receptor molecules at the single cell level in conjunction with the transcriptome of the immune cell. Through the use of our solutions, researchers can measure both the T-cell or B-cell receptors while also determining whether the cell has been activated to attack its target or is quiescent and waiting for a threat to emerge. Importantly, because our analysis is performed at the single cell level, we obtain information regarding the pairing of the sequences of the alpha and beta chains of T-cell receptors or the heavy and light chains of B-cell receptors. This paired receptor information is unavailable from traditional bulk approaches for analyzing immune cells and is critical as it is the pair of receptors that defines the targets of each immune cell. By enabling paired immune receptor and transcriptome analysis in massive numbers of immune cells, our Chromium Single Cell Immune Profiling solution sheds insight on the clonality, diversity and cellular context of the immune repertoire.
The workflow of this solution, which is similar to that of the Chromium Single Cell Gene Expression solution, utilizes our Chromium X Series, Chromium Connect or legacy Chromium Controller to generate GEMs, followed by single cell library preparation and sequencing. In contrast to Gene Expression, our Chromium Single Cell Immune Profiling solution uses a different biochemistry that obtains sequence information from the 5’ end of mRNA molecules, rather than their 3’ end. This biochemistry allows researchers to capture the more information-rich regions of immune receptor transcripts. Our Chromium Single Cell Immune Profiling solution also includes a step of enriching for immune receptor transcripts using specific primers to create an immune-specific library that can be sequenced separately from gene expression. We have also developed specialized pipelines within our Cell Ranger software and a specialized visualization software, Loupe V(D)J Browser, for visualizing the paired immune receptor information derived from this product. This software allows researchers to identify cell type clusters based on gene expression and then layer T-cell and/or B-cell receptor sequence diversity directly onto that visualization, enabling users to easily derive biological meaning from these two different data types. The following visualization is an example showing the simultaneous assessment of paired immune cell receptor information and gene expression in colorectal cancer cells.
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
Feature Barcode can be used in combination with our Single Cell Immune Profiling solution, adding significant multi-omic functionality. Importantly, this functionality allows users to determine the antigen that is bound by immune cells simultaneously with their gene expression. This capability allows researchers to determine both the receptor sequences of individual immune cells as well as an antigen that the receptor targets and makes this analysis practical to perform for millions of immune cells. We believe that the capability to understand immune receptor-antigen interactions at a high-throughput single cell level is tremendously valuable for elucidating the rules of immune cell targeting and can be used to understand disease and identify leads for immunotherapies and to assist researchers in constructing an immune map of receptor-antigen targeting rules.
In 2022, we launched our Barcode Enabled Antigen Mapping (BEAM) solution, to be used in combination with our Chromium Single Cell Immune Profiling solution. BEAM enables rapid discovery of tens to hundreds of antigen-reactive B-cell receptors (BEAM-Ab) and T-cell receptors (BEAM-T) against multiple antigens from a single sample in as quickly as one week. We anticipate that this product will be especially suited for biotech and pharmaceutical companies and the solution includes tailor made software designed to process and analyze these rich data sets.
Single Cell ATAC
Our Chromium Single Cell ATAC solution enables customers to understand the epigenetic state—including how the genome and its surroundings are modified to “open” and “closed” states, affecting how genes are regulated—in up to millions of cells. While our Chromium Single Cell Gene Expression solution answers the “what” of what makes two cells different from each other, our Chromium Single Cell ATAC solution answers the “how.” These two products are highly complementary and can be used as a powerful combination to understand both the cause and effect of gene regulation.
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
Our Single Cell ATAC solution uses the ATAC-seq assay in conjunction with our Chromium platform to create a product for high-throughput epigenetic interrogation at single cell resolution. In the workflow, users treat cell nuclei with transposase enzyme and then use our Chromium instrument to encapsulate these nuclei in GEMs. The tagged sequences from the nuclei are barcoded inside GEMs and then processed to generate sequencing libraries. Sequencing reads are analyzed using our Cell Ranger ATAC software and visualized using our Loupe Cell Browser, which has been specially configured to display epigenetic data. The following visualization is an example of plots showing open chromatin around genes that are specifically associated with certain cell types.
______________
Open chromatin signals around marker genes are specifically associated with the cell type of expression. Plots show aggregate chromatin accessibility profiles for each cluster at several marker gene loci.
Our Chromium Single Cell ATAC solution has been adopted by a number of key opinion leaders. In one example, researchers used a combination of single cell transcriptome profiling and single cell ATAC-seq to identify enhancer elements that mark specific sub-classes of cells in the mouse brain. Once these elements are identified they can be targeted in order to generate mice with specific cell types labeled or perturbed at a level of specificity not usually achievable using gene expression alone. The ability to specifically target new cell types of interest allows in-depth investigations of the functions of those targeted cells.

Single Cell Multiome ATAC+Gene Expression
Our Chromium Single Cell Multiome ATAC+Gene Expression solution enables customers to link a cell’s epigenetic state, which affects how genes are regulated, directly to its transcriptional output, in up to millions of cells simultaneously. This product is the first commercial solution to enable simultaneous interrogation of both the RNA and chromatin accessibility, using the Assay for Transposase Accessible Chromatin (ATAC) in a single cell. Previously, researchers would profile these two modalities separately using our Single Cell Gene Expression solution and Single Cell ATAC solution, and computationally infer related cell types between the two datasets. However, with our Single Cell Multiome ATAC+Gene Expression solution, it is now possible to directly measure both modalities in the same single cell, providing valuable insights into how the epigenetic landscape in a cell (the “input”) directly impacts downstream gene expression (the “output”).
Our Single Cell Multiome ATAC+Gene Expression solution is similar in workflow to our Single Cell Gene Expression and Single Cell ATAC products on the Chromium platform. In the workflow, users treat cell nuclei with transposase enzyme and then use our Chromium instrument to encapsulate these nuclei in GEMs. The tagged DNA sequences and the mRNA from the nuclei are barcoded inside GEMs and then processed to generate gene expression and ATAC sequencing libraries. Sequencing reads are analyzed using our Cell Ranger ARC software, which has been specifically designed to leverage data from both RNA and ATAC data, and visualized using our Loupe Cell Browser.
The following visualization is an example of how chromatin accessibility from ATAC data can be linked with gene expression data for inferring regulatory interactions in cells:

This product has been adopted by major academic institutions and powered a study presented at the Opening Plenary session of the American Association for Cancer Research (AACR) Annual Meeting in 2020. In addition to applications in oncology, researchers are also applying the assay to neuroscience, including understanding the genetic architecture of neuropsychiatric diseases, and immunology, for understanding T-cell exhaustion during immunotherapy.
Sample preparation solutions. In 2022, we launched our Nuclei Isolation kit, our first offering to help ease the sample preparation process. This solution provides a simple, scalable workflow to make frozen tissues and previously challenging sample types more accessible for routine single cell analysis.
Many samples which may be biobanked or are not amenable to fresh processing require nuclei isolation for use in single cell sequencing. Nuclei isolation is also necessary to obtain additional layers of cellular information, such as chromatin accessibility. Previously available methods for nuclei isolation from frozen tissue include complex, low-throughput and time-consuming protocols, expensive instruments for sorting and debris removal and the need to optimize workflows for each tissue. Our Chromium Nuclei Isolation kit, specifically designed for use with our single cell assays, streamlines nuclei isolation workflows, ensuring reliable assay performance for gene expression or epigenetic studies with little to no optimization for most tissues.

Our Visium platform

Loupe Browser - Breast Cancer
Spot Opacity
Spatial
Categories
Graph-Based
Cluster 1
Cluster 2
Cluster 3
Cluster 4
Cluster 5
Cluster 6
Cluster 7
Cluster 8
Cluster 9
Visium Human Transcriptome Probe Set
2 mm
Graph-Based: Up-Regulated Genes Per Cluster
Name
Cluster 1
P-Value
Cluster 2
Cluster 3
Cluster 4
ADGRF1
SPON2
Significant Feature Comparison
Globally Distinguishing
Feature Type
Gene
Visium
Spatial Gene Expression Reagent Kit
Visium
Library Construction Kit
Visium
Spatial Tissue Optimization Slide Kit
Visium
FFPE Reagent Kit
Visium
Transcriptome Probe Kit
Visium
Spatial Gene Expression Slide Kit
Visium
Spatial Tissue Optimization Reagent Kit
CytAssist

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
Our Visium products are based in part on technology that we acquired from Spatial Transcriptomics in 2018. Spatial Transcriptomics utilized arrays having specialized probes on their surfaces that are encoded with the spatial position of the probe. In the Visium product workflow, a tissue sample is placed onto the array and reagents are added by the user to create barcoded molecules from the array probes and the biological material in the tissues. This barcoded material encodes the spatial information that was contained in the probes. Users then pool the material from the array and follow a protocol to create libraries of molecules that can be sequenced using a standard third-party sequencer. After sequencing, analysis software assigns each sequencing read to its spatial position of origin, aligning with a morphological stain of the tissue section. Collectively, the spatially defined reads provide a visual depiction of the locations and patterns of large numbers of biological analytes simultaneously in the tissue sample.
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
Our Visium solution for spatial gene expression analysis was launched in late 2019. Our Visium Spatial Gene Expression product has significant improvements over the Spatial Transcriptomics product, including increased spatial resolution, increased gene sensitivity, a simpler workflow, compatibility with both hematoxylin and eosin (H&E) and immunofluorescence stains, and fully developed analysis and visualization software. We launched the Visium Spatial Proteogenomics solution providing the capability of combining whole transcriptome analysis and immunofluorescence protein detection within the same tissue section in 2020. In 2021, we launched Visium Spatial Gene Expression for FFPE which featured an entirely new probe-based chemistry enabling Visium to be applied to FFPE tissues with similarly high sensitivity and the same spatial resolution as fresh frozen samples.

In 2022, we launched the Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of transcriptomic probes from standard glass slides to Visium slides. The Visium CytAssist is a compact, benchtop instrument that enables spatial profiling insights with broadest sample access, streamlined workflow logistics allowing the use of pre-sectioned tissues and pre-stained samples with the Visium workflow in both FFPE and fresh frozen samples.
Depending on the sample type, sectioning, sample preparation, staining, and hematoxylin and eosin (H&E) or immunofluorescent (IF) imaging take place on a standard glass slide in the Visium CytAssist workflow. After probe hybridization, two standard glass slides and a two capture area Visium gene expression slide are placed in the CytAssist instrument so that the tissue sections on the standard slides can be aligned on top of the two Visium capture areas. Within the instrument, a brightfield image is captured to provide spatial orientation for data analysis, followed by permeabilization of the tissue and transfer of transcriptomic probes to the Visium gene expression slide. The remaining steps, starting with probe extension, follow the standard Visium for FFPE workflow outside of the instrument. Data is visualized using our software tools.
We intend to continuously innovate to provide enhanced resolution, performance, throughput and efficiency for our existing Visium Spatial Gene Expression products and we also intend to develop additional Visium spatial products using our other assays which, analogous to the Chromium platform, allow spatial interrogation of a broader range of biological analytes including DNA, immune molecules, epigenetics and proteins.
Our Xenium platform
Our Xenium platform for in situ analysis is designed to give scientists the ability to not only locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample often discovered using our Chromium and Visium platforms.
In situ is a Latin expression that means “in the original place." In situ analysis is used to describe a method to detect and analyze RNA and protein molecules right where they are within the tissue, without the need to extract or capture them.
Based on our internal research and development and the acquisitions of ReadCoor and CartaNA, our Xenium platform is a complete end-to-end solution including a robust instrument, consumables and software.
The Xenium Analyzer instrument, which we began shipping in 2022, is designed for fully automated high-throughput analysis of cells in their tissue environment. The end-to-end solution includes pre-designed, validated panels and analysis tools for visualizing and studying spatial patterns of expression.
Xenium In Situ detects and preserves the cellular localization of RNA targets directly in a fresh frozen or FFPE tissue section without the need for conventional sequencing. This provides researchers with a detailed map of gene expression patterns without sacrificing resolution or target number. Xenium uses circularizable probes specific to target transcripts followed by enzymatic amplification to create a target for fluorescent probe hybridization. On the Xenium Analyzer, microscope images of the tissue detect the location of each fluorescent probe, which is then removed. Successive rounds of fluorescent probe hybridization, imaging and removal creates a unique optical signature that reveals the identity of the RNA at a location within each cell of a tissue. In the future, we expect that Xenium will allow the detection of both RNA and protein in the same tissue section, revealing complex and nuanced expression patterns.
Our Xenium consumables consist of a menu of curated, validated and fit-for-purpose gene panels along with the ability to design custom gene sets. Our initial panels include a Human Breast Gene Expression Panel for high-resolution cell typing of breast tissues and characterization of breast cancer disease states, including tumor microenvironments, and a Mouse Brain Gene Expression Panel for high-resolution cell typing of mouse brain tissue. The panels were designed using single cell datasets with direct customer input and the genes were chosen to target cell types and cell states for each respective tissue type. Each panel can also be customized with up to 100 genes.
The Xenium Analyzer instrument comes with onboard analysis capabilities to process image data, localize RNA signals and perform secondary analysis. Customers are able to easily transfer data from the instrument and perform visualization and further analysis with 10x-provided software or other tools of their choice.
With the launch of our Xenium platform in 2022, we introduced Xenium Explorer, an easy-to-use desktop software tool for interactive exploration and data analysis. Xenium Explorer leverages the platform's exploration-ready output to enable researchers to immediately see results at subcellular and tissue scale.
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
Our 10x Genomics Cloud Analysis platform makes it easy for new 10x users to get started and for our advanced users to scale to larger and more complex experiments. With Cloud Analysis, we took the technology that powered our own internal product development for years and brought it to our customers. Optimized for our software products, Cloud Analysis aims to be the easiest-to-use and fastest way to run 10x analysis available. And because we believe analysis is an integral part of our products, we provide ample cloud analysis at no additional cost for every sample our customers run.
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
•Accelerates utilization. Easy-to-use, efficient software helps our customers analyze their data and complete their experiments and studies faster, enabling them to move on to their next experimental questions sooner;
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

Our product development approach
The success of our products is founded on how we approach product development. Our employees are deeply scientifically oriented, having the relevant scientific expertise embedded not only within research and development, but also within the management team and throughout the company. We are ambitious and focus on fundamentals. We strive to solve big challenges to enable new fundamental biology and to build technological capabilities with potential for exponential impact. We work closely with our customers, many of whom are thought leaders in genomics and medicine, to identify future frontiers and unmet needs. Once we identify the correct opportunities, which we create through both organic development by our in-house teams and targeted acquisitions of technologies that will accelerate our ability to bring new products to researchers, we have the discipline to focus on execution and have a track record of bringing successful products across multiple platforms to market.
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
Our solutions enable our customers to focus on biology by providing them with intuitive user interfaces and software. Our products guide customers through the workflow, from preparing samples, to reading sample information on a third-party sequencer (when required), through analyzing and visualizing this information, to make obtaining biological answers as easy as possible. Our Chromium and Visium workflows operate with third-party sequencers that are widely available in research settings.
Our market opportunity
According to industry sources, the worldwide life sciences research tools market totaled more than $67 billion in 2021. Our diverse products and solutions allow biologists to interrogate and understand biological systems at exceptional resolution and scale. Our focus on enabling a comprehensive view of biology, and not narrowly focusing on a particular analyte such as DNA alone, has produced products which we believe have broad applications and target numerous opportunities across different areas of life sciences research. Because we provide solutions to answer a broad diversity of biological questions, we view much of this total market as ultimately accessible to us.
Areas in which our current solutions offer alternative or complementary approaches to existing tools represented a total opportunity of approximately $16 billion of the more than $67 billion global life sciences research tools market in 2021. This $16 billion opportunity includes flow cytometry, sequencing, microscopy, high content imaging and sample preparation, among other tools. In many cases, our current solutions offer alternative approaches to existing tools, where the advantages of our solutions can provide more precise answers to existing biological questions than existing tools and technologies. Our tools may also complement, enhance and enable new applications of these technologies. We believe we will compete for research spending within the life science research tools market and capture an increasing share of research budgets as our solutions deliver new capabilities, enable new applications and lead to new discoveries. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and in situ technologies in the future.
We believe the opportunity can also be assessed through the application areas of our tools and the types of questions that researchers are looking to answer. We estimate that there are four categories of research areas:
1.Cell Atlassing. This refers to research that is looking to identify the cellular and molecular building blocks of tissues and work that allows for a baseline characterization of the cells in a system. We estimate this opportunity is $2 billion;
2.Genetic Mechanisms. This refers to research to determine the role of genetics in biological processes and understand genes and their function. We estimate this opportunity is $2 billion;
3.Cellular and Molecular Biology. This refers to research to understand the functions of specific gene, protein or cellular pathways. We estimate this opportunity is $5 billion; and
4.Translational. This refers to research that applies biological learnings to improve human health. Whether for clinical research, within research hospitals or within biopharmaceutical companies, translational research is typically completed by researchers who are looking to understand human tissues and to discover biomarkers or test and develop therapeutics with the goal of impacting human health and disease. We estimate this opportunity is $7 billion.
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
Our competitive strengths
We believe our continued growth will be driven by the following competitive strengths:
Our position as a leader in a large and growing market. Since launching our first product in mid-2015 through December 31, 2022, cumulatively we have sold 4,630 instruments and we serve thousands of researchers globally. We have fostered deep relationships with many key opinion leaders and as of December 31, 2022, our customers included all of the top 100 global research institutions as ranked by Nature in 2021 based on publications and all of the top 20 global biopharmaceutical companies by 2021 research and development spend. Our products are an important part of our customers’ workflow and a significant portion of them utilize more than one of our solutions. Our technologies have become a vital tool for biological research. To date, more than 4,500 peer-reviewed articles have been published based on data generated using our products. Our position as a leader in this market allows us to form deep partnerships with our customers who help us stay on the frontiers of biology, giving us insight on industry needs that inform our product strategy and providing us with a strong competitive advantage.
Our proprietary technologies. Through multiple years of development, acquisition and in-licensing, we have amassed a core set of technologies and intellectual property rights that form the foundation of our growing suite of products and solutions. These technologies, including instruments, assays and software, combine a diverse set of disciplines, including chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our technologies underlie features and performance that differentiate our products from the competition. Further, many of these technological elements can be utilized across multiple products, enabling us to leverage our existing infrastructure and investment when building future products, increasing the speed of product development and product performance. Worldwide we own or exclusively in-license over 700 issued or allowed patents and more than 1,050 pending patent applications as of December 31, 2022. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to single cell analysis, epigenomics, spatial analysis, in situ analysis and multi-omics.
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
Our customer experience and broad commercial reach. We believe in providing our customers with a high-quality experience from start to finish: starting with a collection of validated methods for preparation of samples to be run on our systems and ending with extensive software to aid in analysis and visualization of the data generated. We have also built comprehensive product testing and quality control into our culture and processes to help guarantee the performance of our products in customer hands. As of December 31, 2022, we employed a commercial team of 453 full time employees. This includes an extensive and highly specialized customer service infrastructure with technical specialists covering multiple areas of expertise, including experimental biology, tissue analysis and handling and software. Many members of our sales and customer service teams have a PhD degree and have significant industry experience. Both our sales and customer service teams help ensure our customers are successful in designing and executing their experiments and have a positive experience with our products.
Our experienced multidisciplinary team. At 10x, we have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering who are committed to identifying and addressing problems at the forefront of biology. We have supplemented our diverse technical experience by assembling an operational team with expertise in manufacturing, legal, sales, marketing, customer service, human resources and finance. We believe this confluence of talent from multiple disciplines at 10x allows us to stay ahead of our competitors by identifying highly impactful opportunities and building products and solutions that address these opportunities.

Our growth strategy
Our growth strategy includes the following key elements:
Develop critical enabling technologies. Just as our past success is attributable to our innovative technologies, we believe that our future growth will be driven in large part by our significant continued investment in research and development. We aim to build platforms, consumables and software that further our goals of interrogating, understanding and mastering biological systems at the needed resolution and scale and drive adoption by delivering better insights, workflows and cost structure. We prioritize innovations that meet large unmet market needs, such as measuring novel biological analytes with key functional impact at the single cell level or with spatial context. We design our products to facilitate the expansion of single cell approaches into more areas of academic research, to increase adoption of single cell approaches in translational and biopharmaceutical applications and to harness the emergence of spatial biology as a bridge between genomics and pathology. We expect that our investments in research and development will allow us to increase our penetration of our accessible markets.
Expand sales of our instruments. Since our commercial launch in mid-2015 through December 31, 2022, cumulatively we have sold 4,630 instruments and serve thousands of researchers globally. We will target new customers in addition to expanding the number of 10x instruments within institutions that have already recognized the significant value of our technology. A portion of our current laboratory customers do not yet own a 10x instrument, but rather gain access to one of our instruments through an adjacent lab or core facility within the institution. These customers are substantial and easily accessible and therefore represent an opportunity for future instrument sales. We also intend to expand our existing geographic reach, both directly and through distributors.
Strengthen use and adoption of our consumables. Our instruments are designed to be used exclusively with our consumables. This closed system generates recurring revenue from consumables tied to each instrument we sell. We plan to drive wider adoption of our products within the workflows of our existing customers. For example, although many biopharmaceutical companies use our products in early drug discovery phases from target identification to validation and across multiple sites, we believe that as our applications are increasingly incorporated into later stages in the drug development process, the amount of our consumables used will grow. We have a dedicated global strategic sales, marketing and business development team to support the adoption cycle by biopharmaceutical companies. We have also added new instruments to our instrument lineup which are aimed at addressing new customer use cases and driving higher consumable revenue growth including our Chromium Connect instrument in 2020, Chromium X Series in 2021 and Visium CytAssist instrument and Xenium Analyzer in 2022. We also plan to demonstrate new applications using our solutions, including applications that synergistically use multiple 10x solutions, to investigate the potential clinical utility of single cell and spatial approaches enabled by our solutions.
Identify the most relevant technologies, create or acquire such technologies and develop them into new products. Over the years, we have developed, acquired or in-licensed a core set of technologies and associated intellectual property rights across a broad range of emerging areas within biology and life sciences. The ability to identify these core technologies and capabilities has complemented our internal product development process and enhanced our growing suite of products and solutions. We will continue to identify and acquire or in-license technologies and intellectual property rights that accelerate the development of new features and products or complement our existing features, products and technologies. For instance, we acquired Epinomics, Inc. (“Epinomics”) and Spatial Transcriptomics Holdings AB (“Spatial Transcriptomics”) in 2018, obtaining technology and intellectual property that formed the foundation of our ATAC-seq assay and Visium platform, respectively. We acquired ReadCoor, Inc. ("ReadCoor") and CartaNA AB ("CartaNA") in 2020, obtaining intellectual property, key technology advances and deep talent and expertise in the emerging in situ field and when combined with internal innovations formed the foundation for our Xenium platform. Additionally, in January 2021 we acquired Tetramer Shop ApS, a developer and provider of reagents for precise monitoring of antigen-specific T cells in research and development, enabling us to strengthen our efforts in immunology. We commercialized this technology with our BEAM-T product in 2022.
Peer-reviewed scientific publications using our products
To date, we estimate that more than 4,500 peer-reviewed articles have been published based on data generated using our products. More than 550 of these articles were published in three of the most highly regarded journals: Cell, Nature and Science. Underscoring the reach of our products, these publications cover a wide range of research and applied areas from cell biology to genetic health to neuroscience with the top three areas of publication, according to our estimates, being oncology, immunology and developmental biology.

Recent publications describe, for example, the use of our products to:
•Understand the heterogeneity driving treatment resistance in pancreatic ductal adenocarcinoma;
•Characterize early kinetics in tumor-infiltrating and circulating immune cells in oral cancer patients treated with immune checkpoint blockade therapy in a clinical trial;
•Investigate why human ovarian cancer is poorly responsive to immunotherapy; and
•Create a cell atlas of the adult human cerebrovasculature by profiling single cell transcriptomes of brain cells to reveal the geographical organization of molecularly defined cerebrovascular cell types in the human brain by using spatial transcriptomics.
Research and development
Our research and development teams have designed and developed our proprietary products using an interdisciplinary approach that combines expertise across the fields of chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our research and development groups work together in cross-functional project teams, an approach that has been key to our success to date. Our research and development teams are currently located in our headquarters in Pleasanton, California, in Stockholm, Sweden and in Singapore.
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
Develop new solutions for our Chromium platform. We plan to expand the range of solutions that are available on our Chromium platform to allow researchers access to new types of starting sample types and biological information. For example, in 2022, we launched our Single Cell Gene Expression Flex Kit which allows researchers to measure gene activity on a cell-by-cell basis from samples that are fresh, fixed with paraformaldehyde (PFA) or formalin-fixed paraffin-embedded (FFPE) and our Nuclei Isolation kit which provides a simple, scalable workflow to make frozen tissues and previously challenging sample types more accessible for routine single cell analysis.

Develop new solutions for our Visium platform. In 2019, we introduced the first product on our Visium platform, which offers high spatial resolution, high sensitivity, efficient workflow and analysis and visualization software. We launched the Visium Spatial Proteogenomics solution providing the capability of combining whole transcriptome analysis and immunofluorescence protein detection within the same tissue section in 2020. In 2021, we launched Visium Spatial Gene Expression for FFPE enabling Visium to be applied to FFPE tissues with similarly high sensitivity and the same spatial resolution as fresh frozen samples. In 2022, we launched the Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of transcriptomic probes from standard glass slides to Visium slides. Along with the launch of the instrument, we also launched the Visium Spatial Gene Expression for FFPE on CytAssist, enabling our Visium for FFPE product to be used with the CytAssist instrument. We are working to develop new technologies for our Visium platform that will further enhance the spatial resolution, usability and automation of our platform.
Develop new solutions for our Xenium platform. In 2022, we launched our Xenium Human Breast Gene Expression Panel for high-resolution cell typing of breast tissues and characterization of breast cancer disease states, including tumor microenvironments, and our Xenium Mouse Brain Gene Expression Panel enabling high-resolution cell typing of mouse brain tissue.
Improve and develop new capabilities for our instruments. We plan to develop new capabilities that would improve the usability and increase the performance of our instruments by increasing automation, throughput, workflow visibility or troubleshooting capabilities.
Develop combined software and workflows across multiple solutions. Our platforms are highly synergistic and leverage shared technologies, workflows and software. We plan to develop workflows that enable users to run multiple assays on the same biological samples and software that simultaneously analyzes the data generated from these multiple assays. We plan to do this for key solution combinations where the information obtained from the two solutions is highly complementary.
Investigate and develop new technologies. We will seek to both develop and acquire new technologies that could be additive to or complementary with our current portfolio. For example, in 2020, we acquired ReadCoor and CartaNA, which when combined with internal innovations formed the basis of our Xenium platform.
Our research and development costs were $265.7 million and $211.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we employed 448 employees in research and development. Looking forward, we will continue to invest in efforts to support the ongoing development of our instruments, consumables and software across all three of our platforms, as well as enhance the overall performance of our solutions.
Commercial
Commercial team
Since launching our first product in mid-2015, we have expanded our commercial operations and now sell our products in 50 countries. Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions focused on life sciences research. We sell our products primarily through our own direct sales force in North America and certain regions of Europe. As of December 31, 2022, our commercial organization consisted of 453 full time employees, many with PhD degrees and many with significant industry experience. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa.
For both the years ended December 31, 2022 and 2021, no single customer, including distributors, represented greater than 10% of our business. For both the years ended December 31, 2022 and 2021, sales to academic institutions represented approximately 61% and 60% of our direct sales revenue, respectively. We expect that sales to biopharmaceutical companies will represent a growing proportion of our revenue in the future.
Commercial strategy
Our products are integrated solutions comprised of instruments, consumables and software. We aim to drive customer adoption and sales of our instruments which then forms a base of users who drive revenue by purchasing our consumables. Our products are designed to be easy to install and use without the need for extensive training.
Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions. Our strategy typically involves targeting key opinion leaders during the initial phase of our product launches, after which we aim to expand adoption of our products across a broader base of customers. As our customer base has grown, we have been able to sell more instruments to accelerate the adoption of new solutions. Over half of our customers purchased our consumables relating to more than one of our solutions in both the years ended December 31, 2022 and 2021.
Our commercial strategy focuses on ensuring our customers are successful with our products. These successes often result in publications which can drive increased public awareness and further market adoption. Since our first product launch in 2015, there have been more than 4,500 publications by researchers using data generated by our products.
Our sales and marketing efforts are targeted at the principal investigators, research scientists, department heads, research laboratory directors and core facility directors at leading academic institutions, biopharmaceutical companies and publicly and privately funded research institutions who control buying decisions. Due to the pricing of our instruments and consumables, the buying decision is typically made by the principal investigator rather than by committee or department chair, which we believe simplifies the purchasing decision and has helped accelerate adoption of our products.
We also target researchers who do not own their own 10x instrument, but who have access to one, which we refer to as “halo users.” By sharing one instrument across groups within an institution, multiple halo users are able to utilize the instrument for their own research and experiments. Halo users help drive consumable revenue and utilization of our consumable products and may become future purchasers of a 10x instrument.
The use of our Chromium and Visium products requires the access to, but not necessarily the ownership of, a third-party sequencer. Since third-party sequencers are often accessible as a shared resource and because our Xenium platform does not require the use of a third-party sequencer, our target customer base is broader than those who own a third-party sequencer.
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
We obtain some components of our consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for some, but not all, of our critical reagents, enzymes and oligonucleotides. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors—Risks related to our business and industry—We and our customers are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products and the loss of any of these suppliers could harm our business."
Instruments
We outsource manufacturing for our Chromium and Visium CytAssist instruments to qualified contract manufacturers who have represented to us that they maintain ISO 13485 certification. Our Chromium Connect includes an automated workflow liquid handling robot which is manufactured by our partner.
Human Capital
At 10x, our success begins with our people. We are led by a talented, global and diverse team of scientists, software developers and subject matter experts who help drive adoption of our products and support our vision. We have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering, and have supplemented this diverse technical experience with our operational team with expertise in manufacturing, legal, sales, marketing, customer service, human resources and finance. As of

December 31, 2022, we employed a total of 1,243 individuals, 931 of whom were employed in the United States and 312 of whom were employed outside the United States.
As of December 31, 2022, our employees included 448 in research and development, 453 in sales, marketing and support, 213 in general and administrative and 129 in manufacturing, many of whom hold PhDs in their respective disciplines. Additionally, most of our senior management team and the members of our board of directors hold PhDs and/or other advanced degrees. Our Company's scientific expertise is therefore embedded within the management team and throughout the organization. We are very proud to say that some of the world-leading experts in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering work and thrive at 10x. Our employees are highly motivated by our mission.
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
Competition
The life sciences market is highly competitive. Companies, both established and early stage, have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. Additional companies, including both early stage and established, have indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products. We expect new competitors to emerge and the intensity of competition to increase.
We believe we are differentiated from our competitors for many reasons, including our position as a leader in a large and growing market, advanced proprietary technologies protected by substantial intellectual property, rigorous product development processes and scalable infrastructure, superior customer experience and multidisciplinary teams. We believe our customers favor our products and company because of these differentiators.
For further discussion of the risks we face relating to competition, see the section titled “Risk Factors—Risks related to our business and industry—Our industry is highly competitive. If we fail to compete effectively, our business and operating results will suffer.”
Government regulation
The development, research, testing, manufacturing, marketing, post-market surveillance, distribution, packaging, import, export, sales, advertising, promotion and labeling of medical devices are subject to regulation in the United States by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and outside the United States by comparable state and international agencies such as the national competent authorities of the European Union (“EU”) member states and the Medicines and Healthcare products Regulatory Agency in the United Kingdom. The FDC Act defines a medical device to include, among other things, any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Pursuant to its authority under the FDC Act, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). In the EU, until May 25, 2022, IVDs were regulated by Directive 98/79/EC (“EU IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (“EU IVDR”). The EU IVDR establishes a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike the EU IVDD, the EU IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. The EU IVDR became applicable on May 26, 2022. The EU IVDR defines an IVD as “any medical device which is a reagent, reagent product, calibrator, control material, kit, instrument, apparatus, piece of equipment, software or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of specimens, including blood and tissue donations, derived from the human body, solely or principally for the purpose of providing information on one or more of the following: (a) concerning a physiological or pathological process or state; (b) concerning congenital physical or mental impairments; (c) concerning the predisposition to a medical condition or a disease; (d) to determine the safety and compatibility with potential recipients; (e) to predict treatment response or reactions; (f) to define or monitor therapeutic measures.” National competent authorities of the EU member states enforce compliance with medical devices (including IVDs) requirements. The EU rules are generally applicable in the European Economic Area (“EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

We believe that our current products are not medical devices within the meaning of the FDC Act and foreign regulations applicable in countries where we market our products, such as the EU IVDR in the EU, but we nevertheless market our products for research use only (“RUO”). IVDs that are marketed for RUO are not intended for use in a clinical investigation or for clinical diagnostic use outside an investigation and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for RUO and are properly labeled as RUO are exempt from compliance with the FDA’s requirements applicable to medical devices more generally, including the requirements for clearance or approval and compliance with manufacturing requirements known as the Quality System Regulation. In the EU, the EU IVDR clearly indicates that it does not apply to “products or general laboratory use or research-use only products, unless such products, in view of their characteristics, are specifically intended by their manufacturer to be used for in vitro diagnostic examination," and that “a device intended to be used for research purposes, without any medical objective, shall not be deemed to be a device for performance study.” To be categorized as an RUO product, the product must have no intended medical purpose or objective. Consequently, products labeled as RUO are essentially not subject to compliance with the EU IVDR requirements such as conformity with general and safety requirements laid down in the EU IVDR. Depending on the products in question, other regulations may be applicable to the RUO products. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA or foreign authorities as adulterated and misbranded under the FDC Act or foreign regulations and subject to FDA or foreign authorities enforcement action. The FDA or foreign authorities may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.
Although we currently market our products as RUO, we may in the future develop products intended to be used for clinical or diagnostic purposes, which would result in the application of a more onerous set of FDA and foreign regulatory requirements. Generally, unless an exemption applies, each new or significantly modified medical device we may seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of an application for premarket approval (“PMA”). In the EU, there is currently no premarket government review of medical devices (including IVDs). However, all IVDs placed on the EU market must meet general and safety requirements of the EU IVDR including the requirement that an IVD must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and– where applicable–other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with general and safety requirements of the EU IVDR is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The 510(k) clearance, PMA and CE mark processes can be resource intensive, expensive and lengthy, and require payment of significant (user) fees. Medical devices are also subject to post-market requirements. Failure to comply with applicable regulations can result in enforcement actions such as warning letters, fines, injunctions, civil or criminal penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications or withdrawals or suspensions of existing clearances, approvals or certifications.
Intellectual property
Our success depends in part on our ability to obtain, maintain, enforce and defend intellectual property rights owned or licensed to us that are directed to our products and technology. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets, copyright and other methods of protecting proprietary information. Worldwide we own or exclusively in-license over 700 issued or allowed patents and more than 1,050 pending patent applications as of December 31, 2022. We also license additional patents on a non-exclusive and/or territory restricted basis.

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
For the years ended December 31, 2022 and 2021, we made aggregate contingent and royalty payments under the Spatial Transcriptomics acquisition agreement, Stanford license agreement and Harvard license agreement, collectively, of less than $12.8 million and $12.0 million , respectively. We expect the size of these payments to grow as our business grows.
The patents we own expire beginning in 2030 and the patents we exclusively in-license expire beginning in 2028.
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
For further discussion of the risks relating to intellectual property, see the sections titled “Risk Factors—Risks related to our intellectual property, information technology and data security” and “Risk Factors—Risks related to litigation and our intellectual property.”
Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Risks related to our business and industry:
•Fluctuations in our operating results due to a variety of factors;
•Our ability to generate sufficient revenue, to become free cash flow positive and to achieve and maintain profitability;
•Our ability to generate revenue from recently introduced products;
•Our dependency on research and development spending by research institutions;
•Our ability to compete effectively;
•Our ability and the ability of our partners to ship and manufacture products to the necessary specifications and quantities, and within necessary timeframes, to meet demand;
•The ability of suppliers to meet our needs and the needs of our customers;
•Our products are specialized, complex and difficult to manufacture and we could experience production problems, including in sourcing raw materials and undetected errors and defects in our solutions;

•Our ability to increase penetration into our existing markets;
•Our ability to develop new products and enhance the capabilities of our existing products;
•Our dependency on revenue generated from the sale of our Chromium solutions;
•Our ability to effectively manage product transitions and forecast customer demand, including for our Chromium X Series;
•The success of our products in achieving and sustaining scientific acceptance;
•Doing business internationally, including in China; and
•The COVID-19 pandemic and its impact on our customers and suppliers as well as on our operations, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages.
Risks related to our regulatory environment and taxation:
•Our products could become subject to more onerous government regulation;
•Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers;
•Changes in tax laws or regulations that are applied adversely to us or our customers; and
•Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multi-omic information and gene editing.
Risks related to our intellectual property, information technology and data security:
•Our success will depend on our ability to obtain, maintain and protect our intellectual property rights; and
•Our dependence on certain intellectual property rights that are licensed to us.
Risks related to litigation and our intellectual property:
•Our potential involvement in lawsuits in connection with intellectual property rights; and
•Our ability to effectively protect and enforce our intellectual property rights.
Risks related to ownership of our Class A common stock:
•The multi-class structure of our common stock; and
•The requirement of our bylaws that the State of Delaware is the exclusive forum for substantially all disputes between us and our shareholders.
General risks:
•Our ability to meet our publicly announced guidance or other expectations about our business; and
•The volatility of the market price of our Class A common stock.
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
•the success of our recently introduced products and new versions of existing products, and our ability to generate revenue for such products, and the introduction of other new products or product enhancements by us or others in our industry;
•risks related to our business in China, including potential impacts of COVID-19, competition or other factors;
•changes in governmental funding of life sciences research and development or other changes that impact budgets, budget cycles or seasonal or other spending patterns of our customers;
•changes in product mix, particularly from newly introduced products with lower gross margins;
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
•the timing of our price increases;
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
•our inability or the inability of our customers to source our products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
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
•our ability to successfully integrate personnel, technology and other assets that we acquire into our company;
•difficulties encountered by our commercial carriers in delivering our instruments or consumables, whether as a result of external factors such as weather, customs or import processes, transportation bottlenecks, port lockdowns or slowdowns or fuel shortages or internal issues such as labor disputes or difficulties hiring and retaining adequate staffing;
•higher than anticipated warranty costs;
•the timing and amount of expenditures (including success fees) related to litigation, as well as the outcomes of and related rulings in the litigation and administrative proceedings which may vary substantially from quarter to quarter;
•the outcome of any current or future litigation or governmental investigations involving us or other third parties;
•changes in customer payment timing trends including potential increases in the days sales outstanding (DSO);
•future accounting pronouncements or changes in our accounting policies;
•expenses related to our facilities and real estate portfolio, including construction projects;

•disruptions in customers’ on-going experiments or interruptions in the ability of our customers to complete research projects, including as a result of the COVID-19 pandemic;
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions, such as reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in which our instruments and solutions are used;
•the impacts of geopolitical issues, infectious disease, epidemics or pandemics such as COVID-19 outbreaks and resurgences on our business operations and on the business operations of our customers, manufacturers and suppliers; and
•the other factors described in this “Risk Factors” section.
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
Our business currently depends significantly on research and development spending by research institutions, a reduction in which could limit demand for our products and materially and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium, Visium and Xenium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•decreases in funding of research and development;
•changes in our customers' research priorities;
•macroeconomic conditions;
•scientists’ and customers’ opinions of the utility of recently introduced products or services;
•competitor product offerings or pricing;
•risks related to our business in China, including potential impacts from COVID-19, local competitors or other factors:
•changes in, availability of or interruptions to funding or other incentives for our customers, including VAT and import tax exemptions available or potentially available to certain of our customers in China, including administrative or other delays in funding or incentive award processes, changes in the amount of funds or other incentives allocated to different areas of research, changes that have the effect of increasing the length of the funding or incentive award process, or the impact of the COVID-19 pandemic or a resurgence of COVID-19 on our customers and potential customers and their sources of funding or other incentives;
•our inability or the inability of our customers to source products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers or distribution networks, including those that may arise from a resurgence of COVID-19, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
•citation of new products or services in published research;
•changes in the regulatory environment;
•differences in budgetary cycles;
•market-driven pressures to consolidate operations and reduce costs;
•reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used, including those that may arise from a resurgence of COVID-19, including reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used; and
•market acceptance of relatively new technologies, such as ours.
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
Our customers may encounter problems in hiring and retaining the personnel needed to utilize our products or train others to use our products, which could result in decreased demand for our products and could materially and adversely affect our business, operating results and financial condition. Additionally, the research of our customers often requires long uninterrupted studies performed on a consistent basis over time. Reductions in or other difficulties relating to staffing, capacity, lab slowdowns or shutdowns or interruptions in the ability of our customers to complete research projects, including reductions in staffing, capacity, slowdowns or shutdowns or interruptions stemming from a resurgence of COVID-19, could be particularly damaging to these studies, our customers and our business.
Our industry is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition. We currently compete with both established and early-stage companies that have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. There are additional companies, including both early stage and established, that have indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products. We expect new competitors to emerge and the intensity of competition to increase.
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
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our

Pleasanton, California and Singapore facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Our Chromium and Visium CytAssist instruments are manufactured by our third-party manufacturers at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. On occasion, our customers have experienced quality control and manufacturing defects and may again in the future. For example, a manufacturing defect in certain of our legacy Chromium Controllers resulted in an unacceptable level of LCD screen failures and we launched a free replacement program in 2018 to allow customers to replace affected LCD screens as a result. In addition, in the first half of 2023 we plan to move certain of our operations currently located in leased facilities in Pleasanton to a newly constructed facility located in Pleasanton which we own. We may experience operational delays or difficulties as a result of transitioning operations to our new facility, including if our equipment and materials are harmed or rendered inoperable as a result of the move, which could adversely affect our business, financial condition and results of operations.
Additionally, as we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality and in the necessary timeframes. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications, quality and volumes that meet our requirements or our customers' expectations. Certain of the raw materials we use and certain of our consumables have a shelf life, after which their performance is not ensured. Expiring raw materials could increase our operational costs and cause delays in manufacturing adequate volumes of our products within the timeframes required. Shipments of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our third-party manufacturer's facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to manufacture products without defects that meet our specifications or maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
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
We do not have long-term contracts with our suppliers for the significant majority of the services, equipment, materials and components we use for the manufacture and delivery of our products. We also rely on single suppliers for certain equipment, materials and components. In many cases we do not have long term contracts with these suppliers, and even in the cases where we do, the contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our needs, specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, alternative priorities, logistics, shipping or other distribution difficulties, disruption at or affecting our suppliers’ facilities, such as difficulties hiring and retaining adequate staffing, work stoppages or natural disasters, infectious disease, epidemics or pandemics such as COVID-19 outbreaks and resurgences, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. If we are not able to obtain equipment, materials and components that meet our needs, specifications, quality standards and delivery schedule on satisfactory terms, our business will be harmed. Any increase in equipment, material and component costs or decrease in availability could reduce our sales, harm our gross margins or prevent us from timely delivering our products to our customers.
For example, we depend on a limited number of suppliers for enzymes and amplification mixes used in our consumables. In some cases, these manufacturers are the sole source of certain necessary enzymes and reagents. We do not have long-term contracts with most of these sole source suppliers. Lead times for some of these components can be several months or more and in the past have been, and in the future could be again, extended due to a resurgence of the COVID-19 pandemic, supply chain disruptions, labor shortages or other factors. In the event that demand increases, a manufacturing ‘lot’ does not meet our specifications or we fail to forecast and place purchase orders sufficiently in advance, this could result in a material shortage. Some of the components and formulations are proprietary to our vendors, thereby making second sourcing and development of a replacement difficult. Furthermore, such vendors may have intellectual property rights that could prevent us from sourcing such reagents from other vendors. Some vendors could choose to use their enzymes, amplification mixes or other components to create products that directly compete with our consumables and end our current supplier-customer relationship. If enzymes and reagents become unavailable from our current suppliers and we are unable to find acceptable substitutes for these suppliers, we may be required to produce them internally or change our product designs.
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
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues, including those which may result from a resurgence of COVID-19, the impact of supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages or other factors may exacerbate the risks described in this risk factor and could cause certain of our suppliers to reduce their ability to meet our or our customers' needs, be unable to operate temporarily or even go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our suppliers or customers may face difficulties in procuring or delivering, or in some cases may be unable to procure or deliver, the equipment, materials or components from their own suppliers necessary to supply us with products, equipment, components or materials or conduct experiments using our solutions. For example:
•competition for shipping and air transport in the past impacted, and in the future may impact, our ability to timely deliver products to our customers;
•energy shortages and other issues in the past impacted, and in the future may impact, factory production of upstream components utilized by us or our suppliers;

•shortages of non-10x sequencing consumables in the past impacted, and in the future may impact, the workflows of our customers and their ability to complete their experiments;
•the storage and distribution of COVID-19 vaccinations in the past impacted, and in the future may impact, the availability of cold storage for components and materials used by us and our customers in connection with our products;
•plastic component shortages, including of pipette tips utilized by our customers to complete their experiments, in the past impacted, and in the future may impact, the availability of plastic components used by us and our customers in connection with our products;
•shortages of certain chemicals, oils and beads utilized in our microfluidic chips in the past impacted, and in the future may impact, our ability to carry a buffer of inventory to safeguard against continuous significant shortages of such materials; and
•semiconductor chip shortages in the past impacted, and in the future may impact, the availability of semiconductor chips utilized in our instruments and in the manufacture of certain of our products.
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
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues could result in our inability to produce our products in sufficient volumes to meet demand, supply our products to our customers, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, in the past the COVID-19 pandemic disrupted air, sea and other travel in the United States and globally. Similar disruptions in the future could reduce or eliminate our ability to receive components or supply our customers. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, spoilage, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, war, civil unrest, epidemics or pandemics such as COVID-19 outbreaks and resurgences, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics such as COVID-19 outbreaks and resurgences, geopolitical issues, conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Unforeseen end-of-life or unavailability of certain components, such as enzymes, could force us to purchase materials on the spot market at higher cost or require us to modify our product specifications to accommodate replacement components which could be costly or delay product shipments. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.

We rely exclusively on commercial carriers to transport our products, including perishable consumables, to our customers in a timely and cost-efficient manner and if delivery of our products is disrupted, our business will be harmed.
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. The majority of our consumables are perishable and must be kept below certain temperatures. As such, we ship our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to hiring difficulties or labor disruptions, fuel shortages, dry ice shortages, bad weather, natural disasters, infectious disease, conflict, war, civil unrest, epidemics or pandemics such as COVID-19 outbreaks and resurgences, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. For example, certain of our customers were negatively impacted by a process breakdown in our logistics cold-chain that resulted in product spoilage which delayed purchases by affected customers, negatively impacting our revenue in 2022. While we work with customers to replace any consumables impacted by delivery disruptions, our reputation and our business may be adversely impacted if customers receive consumables that are not fit for usage. In addition, if we are unable to continue to obtain delivery services on commercially reasonable terms, our operating results may be adversely affected.
In addition, in the past both shipping and air transport have been negatively impacted in terms of speed and capacity. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Should we or our commercial carriers encounter difficulties in delivering our instruments or consumables to customers, including due to impacts stemming from the COVID-19 pandemic, it could adversely impact our ability to recognize revenue for those products and accordingly adversely affect our financial results for that period and such impact could be particularly acute at the end of any financial quarter.
Our future success is dependent upon our ability to increase penetration in our existing customer segments and to maintain and increase the effectiveness of our commercial organization.
Our customer base includes academic, government, biopharmaceutical, biotechnology and other institutions. Our success will depend upon our ability to increase our penetration among these customers and to expand our opportunity by developing and marketing new products and new applications for existing products. We regularly introduce new versions of existing products, and our future success will partially depend on our ability to commercialize these products. As we continue to scale our business, we may find that certain of our products, certain customers or certain segments, including biopharmaceutical or translational segments, may require a dedicated sales force or sales personnel with different experience than those we currently employ in our commercial organization. Identifying, recruiting and training additional qualified personnel would require significant time, expense and attention.
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
Our success depends on our ability to develop new products and applications for our technology while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. Such success is dependent upon several factors, including feasibility, competition among our products for Company resources, functionality, competitive pricing and integration with existing and emerging technologies. The development timelines of certain new products may be delayed due to prioritization of other new products. New technologies, techniques or products could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products. Current and potential customers for our current and future products, including customers interested in genomics, single cell analysis, spatial analysis or in situ solutions, are accustomed to rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Due to the significant lead time involved in bringing a new product to market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the biological analytes that researchers will want to measure, the appropriate method of measuring such analytes, how researchers intend to use the resulting data and the scope and type of data that will be most useful to researchers. As a result, it is possible that we may introduce a new product that uses technologies or methods of analysis that have been displaced by the time of launch, competes with one or more of our other products, addresses an opportunity that no longer exists or is smaller than anticipated, targets biological analytes or produces data that provides less utility to researchers than anticipated or otherwise is not competitive at the time of launch. We face significant competition from both established and early-stage companies. Our ability to mitigate downward pressure on our selling prices will be dependent upon our ability to maintain or increase the value we offer to researchers. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition or results of operations.
Because our solutions are used with other products, including third-party sequencers in the case of our Chromium and Visium solutions, to conduct an experiment, we also expect to face competition from these complementary products, either directly or indirectly, as researchers and labs look to reduce the total cost of any given experiment. For example, if a third-party sequencer manufacturer were successful in vertically integrating their product to provide functionality equivalent to our instruments, they potentially could be able to deliver a solution that is capable of running comparable experiments with a total experiment cost that would be less than the cost of running such experiments using our products together with third-party sequencers. Conversely, if genome sequencing falls out of favor as a preferred approach for genomic research, whether through the development of alternative solutions or real or perceived problems with sequencing itself or if our products are not compatible with third-party sequencers used by our customers or potential customers, the utility of our products which are used in conjunction with third-party sequencers could be significantly impacted. It is critical to our success that we anticipate changes such as these in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
Our instruments and consumables, as well as the software that accompanies them, may contain undetected errors or defects due to design, manufacturing, delivery or other issues. Disruptions or other performance problems with our products or software may adversely impact our customers’ research or business, harm our reputation and result in reduced revenue or increased costs associated with product repairs or replacements. If that occurs, we may also incur significant costs, the attention of our key personnel could be diverted or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our solutions.
We are significantly dependent upon revenue generated from the sale of our Chromium solutions, and in particular our Single Cell Gene Expression solutions.
We currently generate our revenue from the sale of our instruments and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium platforms, which we refer to as “consumables.” Historically we have been dependent upon revenue generated from sales of our Chromium solutions, particularly our Single Cell Gene Expression consumables. There can be no assurance that we will be able to design future products, particularly non-Chromium solutions, that will meet the expectations of our customers or that our future products will become commercially successful. Our sales expectations are based in part on the continued success of our existing solutions and the future success of new products we launch. If our new products fail to achieve sufficient market acceptance or sales of our existing products decrease, our consumables revenue could be materially and adversely impacted.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. At times, we pre-announce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when and if such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product, including legacy versions of our instruments which are supplanted by new versions. In addition, in the past supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and at times the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products led us, and may again lead us, to carry higher inventory. Further, differences in purchasing patterns across our customer base, including potential differences in consumables spending between early adopters of our solutions and more recent customers and variances in rates of increase of consumables spending following new instrument purchases, could negatively impact our ability to accurately forecast demand.
We may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand to take advantage of favorable pricing, address concerns about the availability of future supplies or build safety stock to help ensure customer shipments are not delayed should we experience higher than anticipated demand for materials with long lead times. During periods of decreased demand, which in the past have occurred and which may occur again, these non-cancelable commitments could prevent our related costs from decreasing in proportion to decreases in demand.
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
We have historically experienced rapid growth and future growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions each in 2018 and 2020 and one more in January 2021, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. In addition, we intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,243 employees as of December 31, 2022. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of certain of our employees working remotely. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
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
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Dr. Saxonov, our Chief Executive Officer and one of our co-founders, and Dr. Hindson, our Chief Scientific Officer, President and one of our co-

founders, are critical to our vision, strategic direction, culture and products. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate our personnel into our business could adversely affect our business. Additionally, some of our employees work remotely and because of the challenges of working remotely, including collaborating with and managing employees, it may take significant time before our teams can achieve full productivity, if at all, and it may take significantly longer for new hires to achieve full productivity, if at all.
We do not maintain key person life insurance for any of our employees. Additionally, we have not entered into fixed term contracts with almost any of our employees and as a result, almost any of our employees could leave our company with little or no prior notice which could harm our business.
Many of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area, we expect to continue to rely on foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. Additionally, our current or future employees may be negatively affected by delays, disruptions or changes in United States immigration policies. Past United States administrations have made restricting immigration and reforming the work visa process a priority and these efforts may adversely affect our ability to find qualified personnel.
Our continued growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. In August 2022 we conducted a reduction in force in order to decrease costs and maintain a streamlined organization to support the business. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives with fewer employees and losses of intellectual capital. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with both companies that may have greater financial resources than we do and early stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our operating results and growth prospects.
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development programs could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
The manufacturing process for our instruments takes place at our third-party manufacturers' facilities. The majority of our consumables are manufactured at our facilities in Pleasanton, California and Singapore using proprietary equipment. Certain raw materials, such as oligonucleotides and enzymes, are custom manufactured by outside partners. We periodically review the manufacturing capacity of our consumables and we expect to manufacture an increasing amount of consumables in-house. Our Pleasanton facilities also house the majority of our research and development and quality assurance teams. Our Chromium and Visium CytAssist instruments are manufactured by our partners at their facilities. The facilities and the equipment we and our third-party manufacturers use to manufacture our instruments and consumables and that we use in our research and development programs would be costly to replace and could require substantial lead times to repair or replace.
Our facilities in Pleasanton and Singapore are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics such as COVID-19 outbreaks and resurgences, power loss, conflict, war, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable or understaffed for any reason, including due to the resurgence of COVID-19, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Further, while we are an essential business that continued operations under previously required governmental shelter-in-place measures meant to combat the COVID-19 pandemic, there is no guarantee that we will be able to continue operations at our Pleasanton facilities or other facilities if new shelter-in-place or other restrictive measures are implemented in the future. Additionally, potential issues with our ability to hire staff or the health and safety of our manufacturing staff, including as a result of a resurgence of COVID-19, could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. We may encounter particular difficulties in replacing or counterbalancing any unavailability of our Pleasanton staff or facilities given the specialized skills of our team and the specialized equipment housed within our facilities. The inability to manufacture our instruments and/or consumables, combined with potential limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables at our Pleasanton facilities are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
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
If our research and development programs were disrupted by a disaster or catastrophe or for other reasons, the launch of new products and the timing of improvements to existing products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party manufacturers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
Our limited operating history and rapid revenue growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We launched our first product in mid-2015 and have historically experienced rapid revenue growth. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has, and we expect it to continue, to evolve over time to remain competitive. Our limited operating history, evolving business and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.
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
We may expand our facilities in Pleasanton, California and in other locations where we operate or may operate in the future. For example, we are currently completing construction of a new facility on land we own located in Pleasanton, California. We believe that maintaining our existing facilities and opening new facilities is necessary to maintain and expand our operations. Our ability to maintain our existing facilities, build out new or existing facilities and open new operating facilities depends on our ability to identify attractive locations, negotiate leases, subleases, real estate purchase agreements or other agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. We may not maintain the level of cash flow or access financing opportunities necessary to support our real estate strategy. Our facilities projects may increase demands on our operational, financial, managerial and administrative resources.
We may also decide to reduce our real estate portfolio but be unable to do so. Our real estate leases, which generally obligate us for long periods, subject us to potential financial risk. For example, our real estate strategy may commit us to leases or other agreements or arrangements requiring us to incur costs for facilities we later determine are unnecessary for our business. While we have the right to terminate or sublease some of our leases under specified conditions, we may not be able to terminate or sublease certain of our leases if or when we would like to do so. If we decide or are required to permanently vacate facilities we lease, we are typically required to continue to perform obligations under the applicable leases, which generally include, among other obligations, paying rent and certain expenses for the balance of the lease term, and the performance of any of these obligations may be significant. When we assign leases or sublease to third parties, or if we vacate facilities we lease, we can remain liable on the lease obligations for the balance of the term and we could be contingently liable if the assignee does not perform their obligations to us or third parties. Additionally, if we may decide to sublease certain of our facilities to third parties, we may be unable to find suitable sublease arrangements for leased facilities that we do not wish to occupy ourselves.
Costs, delays or other factors related to our facilities and real estate portfolio ensuing from these and other risks related to our real estate portfolio may adversely impact our business results and financial condition.
If we fail to offer high-quality customer service, our business and reputation could suffer.
We differentiate ourselves from our competition through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team, and failure to manage our customer service organization adequately or impacts on our ability to provide an exceptional customer experience may adversely impact our business results and financial condition.
Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, how to determine which of our other products may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products and enhance existing products, we expect utilization of our customer service teams to increase. In particular, the introduction of new or improved products that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such products correctly and efficiently. While we have developed significant resources for remote training, including an extensive library of online videos, we may need to rely more on these resources for future customer training or we may experience increased expenses to enhance our online and remote solutions. If our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.
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
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain positive free cash flow or profitability.
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $166.0 million and $58.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1.0 billion. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, stock option exercises and purchases under our 2019 Employee Stock Purchase Plan, the sale of Class A common stock in our initial public offering ("IPO") and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we become free cash flow positive or attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressures could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our instruments and consumables, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing. Additionally, changes in our product mix may negatively affect our gross margins. We may never be able to generate sufficient revenue to achieve or sustain positive free cash flow or profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain growth, positive free cash flow or profitability could negatively impact the value of our Class A common stock.
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
•difficulties integrating acquired personnel, technologies and operations into our existing business;
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
•diversion of management time and focus from operating our business;
•possible write-offs or impairment charges relating to acquired businesses; and
•potential higher taxes if our tax positions relating to certain acquisitions were challenged.
Foreign acquisitions, such as our acquisitions of Spatial Transcriptomics Holdings AB, CartaNA AB and Tetramer Shop involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur or due to circumstances outside our control.
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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. Our international customers also have different purchasing patterns due to procurement or budgeting cycles, holidays or other factors which may result in a disproportionate amount of their purchasing activity occurring in specific periods. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Other fluctuations, including spikes in customer demand for our products in demand for our products, may make it harder for us to distribute our products in a timely manner.
Our reliance on distributors for sales of our products in certain geographies outside of the United States could limit or prevent us from selling our products and impact our revenue.
We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Our distribution relationships are non-exclusive. As such, our distributors may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. Further, the ability of our distributors to sell and distribute our products in the past has been, and in the future may be, impacted by the COVID-19 pandemic. If current or future distributors do not or are unable to perform adequately or if we are unable to enter into effective arrangements with distributors in particular geographic areas, our revenues could be significantly impacted. Additionally, our business, financial condition and results of operations could be materially and adversely affected if we are unsuccessful in selling directly to customers who previously purchased our products from third-party distributors.
Uncertain economic or social conditions may adversely impact demand for our products or cause our customers, vendors and suppliers to suffer financial hardship, which could adversely impact our business.
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include a slow-down, recession or inflationary pressures in the general economy, reduced market growth rates, tighter credit markets for us, our suppliers, vendors or customers, a significant shift in government policies, significant social unrest, or the deterioration of economic relations between countries or regions. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party suppliers or manufacturers to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected.
Inflationary pressures, and changes in foreign currency exchange rates, interest rates and market value of our investments, including marketable securities, could have a significant effect on results.
We, our suppliers and our customers are exposed to inflationary pressure and a variety of market risks, including the effects of increases in energy and raw material prices, foreign currency exchange rates and interest rates. Such risks are inherently unpredictable and difficult to mitigate. As a result, significant increases in energy and raw material prices, foreign currency exchange rates or interest rates as well as increased material, freight, logistics, and similar costs could have an adverse effect on our financial condition or results of operations. For example, interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Higher government deficits and debt, tighter monetary policy and potentially higher interest rates may drive a higher cost of capital for our business.

Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the years ended December 31, 2022 and 2021, approximately 45% and 46%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
•currency fluctuations;
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
•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property or other legal rights abroad;
•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
•tariffs or other restrictions imposed by the United States on goods from other countries and tariffs or other restrictions imposed by other countries on United States goods, or increases in existing tariffs;
•deterioration of political relations between the United States and China, the United States and Russia or other nations or political organizations, which could have a material adverse effect on our sales and operations in these countries;
•challenges in staffing and managing foreign operations;
•the potential need for localized software, documentation and post-sales support;
•complexities associated with managing third-party contract manufacturers and suppliers located outside of the United States;
•changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the United Kingdom’s exit from the European Union;
•difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays or our inability to manufacture or sell our products in certain countries;
•natural disasters, infectious diseases, conflict, geopolitical turmoil, war, civil unrest, epidemics or pandemics such as COVID-19 outbreaks or resurgences or major catastrophic events;
•increased financial accounting and reporting burdens and complexities;
•higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers; and
•significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the GDPR.
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
These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption and sanctions risks. For instance, we continue to sell our products through a distributor to research institutions in Russia. As a result of the crisis in Ukraine both the United States and the European Union have implemented sanctions against certain Russian individuals and entities. Our business in Russia could expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including tariffs, economic sanctions and import-export restrictions. Current geopolitical instability in Russia and Ukraine and related sanctions, including by the U.S. government, against certain companies and individuals may hinder our ability to conduct business with potential or existing distributors, end-users and vendors in these countries. While we believe that existing sanctions currently do not preclude us from conducting business with our current end-users, distributors or vendors in Russia, the sanctions may be expanded in the future to restrict us from engaging with them or our supplier agreements or purchase orders, due to the Ukraine crisis, may include terms and conditions that require that we limit or refrain from conducting business in Russia.
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
Our business in China subjects us to unique operational, competitive and regulatory risks.
Our ability to sell our products in China may be impacted by evolving laws and regulations in the U.S. and China. In addition, increased local competition, trade tensions between the United States and China or weakening economic conditions in China, among other factors, may result in reduced sales, decreased market share, or lower margins for our products in China. In addition, impacts stemming from COVID-19, including the public health and policy response to COVID-19 in China, may continue to present risks to our business in China.
Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. The Chinese government may adopt new regulations that may impact entities operating in China, potentially with little advance notice. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements, at times with short notice. These actions may increase the cost of doing business in China or limit how we may do business in China, which could materially and adversely affect our business.
We are subject to risks associated with COVID-19.
Our global sales and operations expose us to risks associated with the COVID-19 pandemic. Impacts from COVID-19 may adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventative and precautionary measures that we, other businesses and governments have taken and may take in the future. Some of the risks we have experienced and/or may experience in the future as a result of impacts from COVID-19 include:
•a decline in sales activities and customer orders or cancellations of existing orders, depending on the severity and duration of any future COVID-19 outbreaks and the extent of mitigation and containment measures that may be undertaken by governments and businesses;
•supply chain disruptions may result in the lack of raw materials or component shortages, delay in the release of new products or deliveries of products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their orders. In addition, our customers' suppliers may not be able to supply products that meet our or our customers' needs due to supply chain disruptions;
•the effectiveness of our sales teams may be negatively impacted by the lack of or reduction in travel resulting in their reduced ability to engage with decision-makers;
•the unanticipated loss or unavailability of key employees due to the COVID-19 outbreaks could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability;
•remote working, which we, similar to many other companies, implemented in response to the initial outbreak of COVID-19, and which continues to some extent even as COVID-19 outbreaks generally subside, could cause challenges for the effective operation of our internal controls, increase the risk of a security breach of our information technology systems, create data accessibility issues, challenge our ability to innovate and develop new products and improve existing solutions and increase the risk for communication disruptions; and
•in addition to travel restrictions, though countries in general have re-opened their borders to U.S. travelers, in the future, countries may again impose or expand travel restrictions and impose or resume prolonged quarantines if there is a resurgence of COVID-19 cases, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain.
As a result, given the uncertainty of the evolving nature of the virus, COVID-19 outbreaks may continue and may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if we experience any one or a combination of these impacts over an extended period of time. Any of these impacts could have an adverse effect on our business, financial condition and results of operations. In addition, our ability to raise capital in the future may also be negatively affected.
Public concern regarding the risk of contracting COVID-19 may impact demand from customers. Economic impacts and health concerns associated with the pandemic may continue to affect customer behaviors and resurgences of COVID-19 could amplify such impacts. In addition, changes in customer purchasing patterns could increase demand for our products in one quarter, resulting in decreased customer demand for our products in subsequent quarters. Spikes in customer demand for our products may make it harder for us to distribute our products in a timely manner. Furthermore, our growth strategies include capital intensive initiatives, such as significant investments in research and development and the acquisition or licensing of core technologies and associated intellectual property. The current economic environment has resulted in volatility in the global capital and credit markets which could impair our ability to access these markets on terms commercially acceptable to us, or at all, and execute our growth strategies and resurgences of COVID-19 could compound this risk.
Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2022 and 2021, approximately 18% and 17%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, such as fallout from the COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. We do not currently maintain a program to hedge foreign currency exposures.
Due to our exposure to currencies other than U.S. dollars, an increase in the value of certain currencies against the U.S. dollar could increase our costs by increasing labor and other costs that are denominated in local currency. There can be no assurance that any future hedging activities which are designed to partially offset this impact, will be successful. In addition, our currency hedging activities, if any, in the future, could themselves be subject to risk. These could include risks related to counterparty performance under future hedging contracts and risks related to currency fluctuations.

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
The continuing impact of "Brexit" may have a negative effect on our business.
Following a national referendum and subsequent legislation, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit,” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the European Union, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit has had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

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
Risks related to our regulatory environment and taxation
Our products could become subject to more onerous regulation by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
We make certain of our products available to customers as research-use-only (“RUO”) products. RUO products are regulated by the FDA as medical devices, and include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and subject to FDA enforcement action. In the European Union (“EU”), under Regulation (EU) No 2017/746 (“EU IVDR”), RUO products which are intended to be used for research purposes, without any medical objective, are not regarded as devices for performance evaluation used in diagnostic procedures. More importantly, the EU IVDR expressly provides that products intended for RUO are excluded from the scope of the Regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an in vitro diagnostic medical device (“IVD”) and is not subject to compliance with IVD requirements. However, depending on the type of RUO products in question, requirements to market some products may be tighter under the EU IVDR such as for laboratory developed tests. Depending on the product in question, other regulations may be applicable to the RUO products. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA and foreign authorities could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA or foreign authorities requires us to obtain marketing authorization or certification of our RUO products in the future, there can be no assurance that these authorities will grant any clearance, approval or certification requested by us in a timely manner, or at all.
We may also in the future decide to develop products that are intended for clinical or diagnostic uses. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDC Act, or approval of a premarket approval application from the FDA, unless an exemption applies. In the EU, there is currently no premarket government review of medical devices (including IVDs). However, the EU requires that all IVDs placed on the market in the EU must meet general and safety requirements of the EU IVDR including the requirement that an IVD must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with general and safety requirements of the EU IVDR is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The EU regulatory landscape concerning IVDs recently evolved. On May 26, 2022, the EU IVDR became applicable, and repealed and replaced the EU IVDD. Unlike the EU IVDD, the EU IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. The EU IVDR may impose increased compliance obligations for us if we decide to market products for clinical or diagnostic uses and impact our development plans. In addition, the process of obtaining approval or clearance from the FDA or certification from notified bodies in the EU or approved bodies in the United Kingdom for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals, clearances or certifications for any new products or for modifications to our existing products on a timely basis or that any approval, clearance or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval or certification from foreign bodies of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, certification, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications, withdrawals or suspensions of existing clearances, approvals or certifications, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially in the Asia-Pacific region. For the years ended December 31, 2022 and 2021, sales outside of North America constituted approximately 45% and 46%, respectively, of our sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.
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
In recent years, the United States government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the "TCJA") requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. The TCJA also imposes limitations on the deductibility of interest and the use of NOL carryforwards, among other significant changes to corporate taxation of business activities outside the United States. In addition, the Inflation Reduction Act of 2022 recently became law and imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. Finally, the Organization for Economic Co-Operation and Development has released guidance and blueprints covering various topics, including a global minimum effective tax rate on certain corporate groups known as “Pillar Two," and rules governing transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of $717.0 million and federal tax credit carryforwards of $59.0 million. Our federal NOLs generated after January 1, 2018, which total $708.5 million are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2033. As of December 31, 2022, we had state NOLs of $375.7 million, which expire beginning in 2033. In addition, we had state tax credit carryforwards of $46.6 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes as described below. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed a study through October 31, 2022 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. In addition, certain attributes attributable to ReadCoor are subject to annual limitations as a result of our acquisition of ReadCoor, which constituted an ownership change of ReadCoor. Such limitations may result in expiration of a portion of our net operating loss carryforwards or other tax attributes before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.
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
While we do not make gene sequencing or gene editing products, our products are used to better understand genomic information that could further gene editing endeavors. For example, our Chromium Single Cell Gene Expression solution allows users to examine cells that have been genetically perturbed using clustered regularly interspaced short palindromic repeats (“CRISPR”) gene editing technology. Advances in genome editing or gene therapy, such as CRISPR Cas9 technology have been subject to negative publicity and increased regulatory scrutiny, in part due to the underlying ethical, legal, privacy and social concerns regarding the use or potential misuse of such technology. Governmental authorities could, for safety, social or other purposes, call for limits on or regulation of technologies and products used in the genome editing or gene therapy fields. Such concerns or governmental restrictions could limit the use of our products. Because the science and technology of genome editing or gene therapy is incredibly complex, any regulations or restrictions placed on such technology or aimed at curtailing its usage could, intentionally or inadvertently, limit or restrict the usage of our products. Any such restrictions or any reduction in usage of our products as a result of concerns regarding the usage of genome editing technology could have a material adverse effect on our business, financial condition and results of operations.
Risks related to our intellectual property, information technology and data security
Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.
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

We rely in part on our portfolio of issued patents and pending patent applications in the United States and other countries to protect our intellectual property and competitive position. However, it is also possible that we may fail to identify patentable aspects of inventions made in the course of the development, manufacture and commercialization activities conducted by or on behalf of us before it is too late to obtain patent protection on such inventions. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, should we become a licensee of a third party’s patents or patent applications, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained and/or enforced in a manner consistent with the best interests of our business. While we generally apply for patents in those countries where we intend to make, have made, use, import, offer for sale or sell our products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from importing, manufacturing and/or commercializing our own products or services, or otherwise practicing our own technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
The patent positions of companies, including our patent position, may involve complex legal and factual questions that have been the subject of much litigation in recent years, and, therefore, the scope of any patent claims that we have or may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances about which of our patent applications will issue, the breadth of any resulting patent, whether any of the issued patents will be found to be infringed, invalid or unenforceable or will be threatened or challenged by third parties, that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products, services or technology. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We cannot offer any assurances that the breadth of our issued patents will be sufficient to stop a competitor from developing, manufacturing and commercializing a product or technologies in a non-infringing manner that would be competitive with one or more of our products or technologies, or otherwise provide us with any competitive advantage. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for our commercial success. Further, there can be no assurance that we will have adequate resources to enforce our patents.
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
A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development, manufacture and/or commercialization of our current and/or future products or technologies, in which case we would need to acquire or obtain a license to such intellectual property rights from such third party. A third party that perceives us to be a competitor may be unwilling to assign or license its intellectual property rights to us. In addition, the licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may also pursue similar strategies to license or acquire such third party’s intellectual property rights. Some of these companies may be established and may have a competitive advantage over us due to their size, capital resources and greater development, manufacturing and commercialization capabilities. We also may be unable to license or acquire third party intellectual property rights on commercially reasonable terms that would allow us to make an appropriate return on our investment, or we may be unable to obtain any such license or acquisition at all. If we are unable to successfully obtain rights to necessary third-party intellectual property rights, we may not be able to develop, manufacture or commercialize our current and/or future products or technologies, which could have a material adverse effect on our business, financial condition and results of operations.
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
The global data protection landscape is rapidly evolving and new laws and regulations are constantly being enacted such as China's "Personal Information Protection Law" and Singapore's "Personal Data Protection Act," and violations of existing and new laws and regulations may subject companies to significant penalties and fines, government investigations and/or enforcement actions, private litigation and other claims. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes stringent requirements for processing personal data of individuals within the European Economic Area ("EEA"). The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries outside the EEA that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the EU/U.S. Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”).
In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October

7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, we have also been subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
In the United States, California enacted the California Consumer Privacy Act of 2018, as amended (the "CCPA"), which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. Further, the California Privacy Rights Act (the "CPRA"), generally went into effect in January 2023 and, modifies and expands the CCPA and established a new California Privacy Protection Agency. In addition to applying to businesses that buy and sell personal information the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of "sensitive personal information" that includes, genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals' rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA's three-year compliance roll-out and the impact it will have on us and others in our industry, however, we expect to incur increased compliance costs and may be subject to increased potential liability in the event we fail to comply. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. We operate some of these systems but we also rely on third-party providers for a range of software, products and services that are critical to our operations and business. Both our and our third-party providers’ information technology systems are vulnerable to attack, damage or disruption due to breakdown, malicious intrusion, computer viruses, worms, malware (e.g. ransomware) or other disruptive events, including but not limited to, natural disasters and catastrophes. In addition, malicious code (such as viruses, worms and ransomware), bugs or vulnerabilities in our code, employee theft or misuse, human error, social engineering and phishing scams, denial-of-service attacks and sophisticated nation-state and nation-state supported attacks (including advanced persistent threat intrusions), are all increasingly common threats to companies like us.

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
Concerns regarding data privacy and security may cause some of our customers to stop using our platform for Cloud Services or other product solutions. This discontinuance in use could substantially harm our business, operating results and growth prospects. In addition, any access, disclosure, loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because the techniques used change frequently and are generally not detected until after an incident has occurred. We may also face increased cybersecurity risks due to our reliance on internet technology when our employees are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted and threat actors are increasingly utilizing tools and techniques designed to evade controls, to avoid detection and even to obfuscate or remove forensic evidence.
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
Threats involving the misuse or access of our network, systems, and information by our current or former employees, contractors, vendors, or partners, whether intentional or unintentional, also pose a risk to the security of our network, systems, information and data. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the company. In addition, any such insiders may be the victims of social engineering attacks that enable third parties to access our network, systems, and information using an authorized person’s credentials. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. While we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

While we implement security measures designed to reduce these risks, there is no guarantee these measures will be adequate to safeguard all systems and networks. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal or proprietary information.
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
•redesign those products, services or technologies that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and attempt to obtain a license to the relevant intellectual property rights from third parties, which may not be available on commercially reasonable terms or at all, or from third parties who may attempt to license rights that they do not have;
•lose the opportunity to license our intellectual property rights to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
•incur significant legal expenses; or
•pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, misappropriating or otherwise violating.
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
Nanostring
On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the "GeoMx Action"). On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, we filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing our claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer to the GeoMx Action on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for February 2023 and trial is scheduled for November 2023.
On February 28, 2022, we filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, we filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer to the CosMx Action on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for July 2023 and trial is scheduled for June 2024.
On August 16, 2022, Nanostring filed a counterclaim in the CosMx Action alleging that our Visium products infringe U.S. Patent No. 11,377,689. We filed our answer to Nanostring's counterclaim in the CosMx Action on August 30, 2022. On November 23, 2022, we moved to sever claims relating to NanoString’s assertion of U.S. Patent No. 11,377,689 and consolidate those claims with the patent case NanoString filed against us on October 20, 2022 (discussed below). On January 24, 2023, the Court granted our motion.
On October 20, 2022, Nanostring filed suit against us in the U.S. District Court for the District of Delaware alleging that our Visium products infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "Nanostring Action"). On January 24, 2023, the Court severed Nanostring’s claims with respect to U.S. Patent No. 11,377,689 from the CosMx Action and consolidated those claims with this action. Discovery is in progress; no case schedule has been set. We believe Nanostring's claim in the Nanostring Action is meritless and we intend to vigorously defend ourselves.
On March 9, 2022, we filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "928 Patent") (the "Germany CosMx Action"). Nanostring filed its statement of defense to the Germany CosMx Action on August 26, 2022. A hearing on infringement is scheduled for March 2023 and a decision is expected around May 2023. On July 29, 2022, Nanostring filed a nullity action with the German Federal Patent Court challenging the validity of the 928 Patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the 928 Patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024 and a decision is expected around the end of 2024.
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

On August 30, 2022, Vizgen filed its answer and counterclaims alleging that our Xenium product infringes U.S. Patent No. 11,098,303. Vizgen also filed counterclaims alleging that we tortiously interfered with Vizgen's contractual and business relationship with Harvard and that we engaged in unfair practices under Massachusetts state law. On October 27, 2022, we filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, our motion to dismiss was denied. We believe Vizgen’s claims are meritless and intend to vigorously defend ourselves.
Parse
On August 24, 2022, we filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207, and 10,738,357. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. A ruling on the motion to dismiss is expected around March 2023. Discovery has not yet commenced and no case schedule has been set.
In addition to the litigation discussed above, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Worldwide we own or exclusively license over 700 issued or allowed patents and more than 1,050 pending patent applications as of December 31, 2022. We also license additional patents on a non-exclusive and/or territory restricted basis. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property. It is our general policy not to out-license our patents but to protect our sole right to own and practice our patents.
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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder and transfers between our co-founders. In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted entities of such stockholder (as described in our amended and restated certificate of incorporation), will convert automatically into one share of Class A common stock upon the death of such natural person. In the event of the death or permanent and total disability of a co-founder, shares of Class B common stock held by such co-founder or his permitted entities will convert to Class A common stock, provided that the conversion will be deferred for nine months, or up to 18 months if approved by a majority of our independent directors, following his death or permanent and total disability. Transfers between our co-founders are permitted transfers and will not result in conversion of the shares of Class B common stock that are transferred. The conversion of Class B common stock to Class A common stock has had, and is expected to continue to have, the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term. To date, such conversions have had the effect of increasing the relative voting power of our co-founders and certain of our directors and is expected to continue to have such an effect if our co-founders and such directors retain their shares in the long term.
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
General risk factors
We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.
In the past we have provided, and in the future we may provide, guidance and other expectations regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance or the other expectations we set may not ultimately be accurate and has in the past been inaccurate in certain respects. For example, in February 2022 we announced our expectations regarding full year 2022 revenue, which we revised in August 2022 to reflect lower expected revenue for full year 2022. In August 2022, we announced our goal to be free cash flow positive by the end of 2023. We may not be able to achieve this goal if we do not generate sufficient revenue or achieve our gross margin targets, if we acquire businesses or technologies, if our spending is higher than anticipated or due to many other factors. If our guidance varies from actual results or if we fail to meet other expectations regarding our business, including our previously announced objective to become free cash flow positive by the end of 2023, the market value of our common stock could decline significantly.
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
•general economic, industry and market conditions;
•volatility and variations in market conditions in the life sciences sector generally, or the genomics sector specifically;

•whether our financial results meet our publicly announced expectations or the expectations of securities analysts or investors;
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
•litigation and governmental investigations involving us, our industry or both;
•the outcomes of and related rulings in the litigation and administrative proceedings in which we are currently or may in the future become involved;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•regulatory or legal developments in the United States and other countries;
•the announcement or expectation of additional financing efforts;
•stock-based compensation expense;
•the failure or discontinuation of any of our product development and research programs;
•sales of our Class A common stock or Class B common stock by us, our insiders or other stockholders;
•natural disasters, infectious diseases, conflict, war, civil unrest, epidemics or pandemics such as COVID-19 outbreaks or resurgences or major catastrophic events; and
•the other factors described in this “Risk Factors” section.
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
The trading market of our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. The analysts who publish information about our common stock may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline. If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. For example, the market price of our common stock declined after our financial results for the quarter ended June 30, 2022 fell short of the expectations of securities analysts and investors.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal controls over financial reporting.
We have incurred and will continue to incur significant legal, accounting and other expenses because the Dodd-Frank Wall Street Reform and Consumer Protection Act, SOX, the listing requirements of Nasdaq and other applicable federal and Delaware rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.
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
Our board of directors currently includes two female directors, and three directors from an “underrepresented community.” However, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with the new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our global corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Pleasanton, California, where we lease approximately 307,000 square feet of space under leases expiring between December 2023 and June 2033, as well as a manufacturing center in Singapore. Including the Pleasanton leases, we lease approximately 396,000 square feet globally. In January 2021, we completed the acquisition of certain real property located in Pleasanton, California for an aggregate cash purchase price of $29.4 million. We intend to utilize this site to accommodate our future growth requirements and construction is expected to be completed on an approximately 150,000 square feet facility located on this site in the near future. We believe that our current and planned facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Nanostring
On May 6, 2021, we filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the "GeoMx Action"). On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, we filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing our claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer to the GeoMx Action on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for February 2023 and trial is scheduled for November 2023.
On February 28, 2022, we filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, we filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer to the CosMx Action on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for July 2023 and trial is scheduled for June 2024.
On August 16, 2022, Nanostring filed a counterclaim in the CosMx Action alleging that our Visium products infringe U.S. Patent No. 11,377,689. We filed our answer to Nanostring's counterclaim in the CosMx Action on August 30, 2022. On November 23, 2022, we moved to sever claims relating to NanoString’s assertion of U.S. Patent No. 11,377,689 and consolidate those claims with the patent case NanoString filed against us on October 20, 2022 (discussed below). On January 24, 2023, the Court granted our motion.
On October 20, 2022, Nanostring filed suit against us in the U.S. District Court for the District of Delaware alleging that our Visium products infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "Nanostring Action"). On January 24, 2023, the Court severed Nanostring’s claims with respect to U.S. Patent No. 11,377,689 from the CosMx Action and consolidated those claims with this action. Discovery is in progress; no case schedule has been set. We believe Nanostring's claim in the Nanostring Action is meritless and we intend to vigorously defend ourselves.
On March 9, 2022, we filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "928 Patent") (the "Germany CosMx Action"). Nanostring filed its statement of defense to the Germany CosMx Action on August 26, 2022. A hearing on infringement is scheduled for March 2023 and a decision is expected around May 2023. On July 29, 2022, Nanostring filed a nullity action with the German Federal Patent Court challenging the validity of the 928 Patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the 928 Patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024 and a decision is expected around the end of 2024.
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
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that our Xenium product infringes U.S. Patent No. 11,098,303. Vizgen also filed counterclaims alleging that we tortiously interfered with Vizgen's contractual and business relationship with Harvard and that we engaged in unfair practices under Massachusetts state law. On October 27, 2022, we filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, our motion to dismiss was denied. We believe Vizgen’s claims are meritless and intend to vigorously defend ourselves.
Parse
On August 24, 2022, we filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207, and 10,738,357. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. A ruling on the motion to dismiss is expected around March 2023. Discovery has not yet commenced and no case schedule has been set.
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
Holders of Common Stock
As of January 31, 2023, there were 41 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Composite Index. An investment of $100 is assumed to have been made in our Class A common stock and each index at market close on September 12, 2019 (the first day of trading of our Class A Common Stock on the Nasdaq Global Select Market) and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock to date. The offering price of our Class A common stock in our initial public offering (“IPO”), which had a closing stock price of $52.75 on September 12, 2019, was $39.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among 10x Genomics, Inc., the Nasdaq Composite Index
and the Nasdaq Biotechnology Composite Index

	Cumulative Total Return
	September 12, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
10x Genomics, Inc.	$100	$144.55	$268.44	$282.39	$69.08
Nasdaq Composite Index	100	109.50	157.28	190.92	127.73
Nasdaq Biotechnology Composite Index	$100	$115.79	$145.53	$144.61	$128.83
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Sales of Unregistered Securities
None.
Use of Proceeds
None.
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
As discussed in the section titled “Special Note Regarding Forward-looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A above.
Overview
We are a life science technology company focused on building innovative products to interrogate, understand and master biology. Our integrated platform solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium X Series and Chromium Connect, which we refer to as “Chromium instruments,” our Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of transcriptomic probes from standard glass slides to Visium slides, our Xenium Analyzer, an instrument designed for fully automated high-throughput analysis of cells in their tissue environment, and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Since launching our first product in mid-2015 through December 31, 2022, cumulatively we have sold 4,630 instruments to researchers around the world, including all of the top 100 global research institutions as ranked by Nature in 2021 based on publications and all of the top 20 global biopharmaceutical companies by 2021 research and development spend.
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolution and on massive scale, such as at the single cell level for millions of cells. Customers purchase instruments and consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
We focus a substantial portion of our resources on developing new products and solutions. Our research and development efforts are centered around improving the performance of our existing assays and software, improving and developing new capabilities for our Chromium, Visium and Xenium platforms, developing combined software and workflows across multiple solutions and investigating new technologies. We intend to make significant investments in this area for the foreseeable future.
Historically, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales of our products and the incurrence of indebtedness. In September 2019, we completed our initial public offering for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions. In September 2020, we completed a public offering of our Class A common stock for aggregate proceeds of $482.3 million, net of offering costs, underwriting discounts and commissions.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $166.0 million and $58.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1.0 billion and cash and cash equivalents and marketable securities totaling $430.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure and facilities to support the growth of our business.

Operational Effectiveness in the COVID-19 Pandemic Environment
We continue to closely monitor developments surrounding the COVID-19 pandemic including, among other developments, the potential impacts of variants. Many of our customers continue to navigate COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges have included COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. For example, we believe COVID-19 related lockdowns in China negatively impacted our revenues for the year ended December 31, 2022. We, our suppliers and our other partners also have encountered COVID-19 related challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges.
There is considerable uncertainty about the duration of these disruptions. We expect these disruptions to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—Risks related to our business and industry—We are subject to risks associated with COVID-19,” specifically, under Part I, Item 1A.
Acquisitions
On January 8, 2021, we acquired 100% of the outstanding shares of Tetramer Shop ApS, a privately held company based in Copenhagen, Denmark, for $8.5 million in cash, net of cash acquired of $0.2 million. Tetramer Shop ApS developed and provided reagents for precise monitoring of antigen-specific T cells in research and development, which we commercialized with our BEAM-T product in 2022.
On October 13, 2020, we purchased all of the outstanding shares of ReadCoor, a privately held company based in Cambridge, Massachusetts, for $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock. On August 21, 2020, we purchased all of the outstanding shares of CartaNA, a privately held company based in Stockholm, Sweden, for $41.8 million, inclusive of $0.6 million of transaction costs and net of cash acquired of $1.5 million. ReadCoor and CartaNA were developing in situ technology which when combined with internal innovations formed the foundation of our Xenium platform.
See Note 4 to the consolidated financial statements for further details of the above acquisitions.
Key business metrics
We regularly review a number of operating and financial metrics, including cumulative instruments sold and consumable pull-through, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, we anticipate these may change or may be substituted for additional or different metrics as our business grows and as we introduce new products. For example, as further described below, various factors make consumable pull-through per instrument less useful than in past periods and we do not intend to present this key metric in future filings.
Cumulative instruments sold

	As of December 31,
	2022	2021
Cumulative instruments sold	4,630	3,511
Our products are sold to academic, government, biopharmaceutical, biotechnology and other leading institutions around the globe. Our Chromium Controller, Chromium X Series and Visium CytAssist instruments are user installable and do not require in-person training. Our Chromium Connect and Xenium instruments require installation and we offer in-person training for their use. We believe cumulative instruments sold, a metric we previously referred to as our instrument installed base, is one of the indicators of our ability to drive customer adoption of our products. We define cumulative instruments sold as the cumulative number of Chromium instruments, including the Chromium X Series, the Chromium Connect and the legacy Chromium Controller, Visium CytAssist instruments and Xenium instruments sold since inception.

Our quarterly instrument unit volumes can fluctuate due to a number of factors, including the procurement and budgeting cycles of many of our customers, especially government and academic institutions where unused funds may be forfeited or future budgets reduced if purchases are not made by their fiscal year end, and the purchasing patterns of international customers which vary due to procurement or budgeting cycles, holidays or other factors which may result in a disproportionate amount of their purchasing activity occurring in specific periods. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which may result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. We also believe the timing of unit sales has been impacted and will continue to be impacted by the timing of product introductions and transitions which can either accelerate or delay demand of existing and new products depending on the needs of individual researchers to conclude existing studies or to use new and improved product capabilities. Also, the timing of our price increases, typically at the beginning of a new calendar year, can pull forward additional volume to the quarter before. We therefore believe that an annual representation of cumulative instruments sold is most appropriate for assessing trends in our business.
Consumable pull-through per instrument

	Year ended December 31,
(in thousands)	2022	2021
Consumable pull-through per instrument	$109	$142
Our consumables portfolio includes proprietary microfluidic chips, slides, reagents and other consumables across our platforms. The figures in the table above represent the annual consumable pull-through per instrument for the years ended December 31, 2022 and 2021.
We define consumable pull-through per instrument as the total consumables revenue in the given quarter divided by the average number, during that quarter, of cumulative instruments sold since inception. We calculate the average number of cumulative instruments sold since inception for a given quarter using the number of cumulative instruments sold since inception as of the last day of the prior quarter and the number of cumulative instruments sold since inception as of the last day of the given quarter. We calculate the annual consumable pull-through per instrument figure by summing the quarterly pull-through for the quarters in a given year. We do not believe the consumable pull-through per instrument in an individual quarter is an effective indicator of current business trends as quarterly consumable pull-through can fluctuate due to a number of factors, including the timing of product transitions, budget and funding cycles of our customers, expansion into new global markets and industries and the impact of the COVID-19 pandemic on our customers' operations.
With the increasing complexity of our product offerings and the expansion of our product portfolio, pull-through per instrument is becoming less representative of trends in our business for a number of reasons. We have discontinued our legacy Chromium Controller which has been replaced by the Chromium X Series as well as Chromium Connect instruments, and many Chromium Controller users have upgraded to newer instruments. In addition, some customers purchase and regularly utilize more than one Chromium instrument. The utilization patterns of our customers vary. Also, we have expanded our instrument portfolio and now sell several types of instruments across all three of our platforms, each with unique use cases and utilization patterns. Certain of our solutions do not require an instrument, such as our Visium Spatial Gene Expression solution. Each of these factors make average consumable pull-through per instrument less useful than in past periods. As such, the year ending December 31, 2022 will be the last reporting period in which it is a key business metric.
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
Instrument sales
Management focuses on instrument sales as an indicator of current business success and a leading indicator of likely future sales of consumables. We expect our instrument sales to continue to grow as we increase penetration in our existing markets and expand into, or offer new features and solutions that appeal to, new markets.

We plan to grow our instrument sales in the coming years through multiple strategies including expanding our sales efforts globally and continuing to enhance the underlying technology and applications for life sciences research. As part of this strategy and in an effort to increase the rate of sales of our instruments, we increased our sales force by 9% from December 31, 2021 through December 31, 2022. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing the fleet of 10x instruments and enabling their ability to use additional applications that address their needs, which we believe in turn helps to drive additional sales of our instruments and consumables. In 2020, we introduced our Chromium Connect instrument, which is an automated version of our legacy Chromium Controller instrument. We believe the automated features of the Chromium Connect will increase our addressable market by increasing utilization by biopharmaceutical customers. In 2021, we introduced our Chromium X Series which consists of the Chromium X, a high-throughput instrument to deliver routine million cell experiments, and the Chromium iX, an instrument capable of running experiments for tens of thousands of cells seamlessly upgradable to the Chromium X as scientists expand their research projects. In 2022, we introduced our Visium CytAssist instrument, which streamlines the workflow of our Visium Spatial assays, and our Xenium Analyzer instrument, which is designed for fully automated high-throughput analysis of cells in their tissue environment.
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
Recurring consumable revenue
We regularly assess trends relating to recurring consumable revenue based on our product offerings, our customer base and our understanding of how our customers use our products. We sell additional instruments and launch additional consumables solutions, some of which do not require the use of a 10x instrument, to drive increased consumables usage by our existing customers and to gain new customers. Consumables revenue on an absolute basis is expected to increase over time and remain the bulk of our revenue.
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
For each of the years ended December 31, 2022, 2021 and 2020, our Single Cell Gene Expression consumables, which were introduced in 2016, were our highest selling consumables product. For the year ended December 31, 2022, the remaining consumables revenue was substantially comprised of sales of our Single Cell Immune Profiling consumables, Single Cell Multiome ATAC+Gene Expression solution and Visium. Revenue contribution from our Single Cell Gene Expression and Single Cell ATAC consumables decreased as a percentage of overall consumables revenue while revenue contribution from our Single Cell Immune Profiling, Single Cell Multiome ATAC+Gene Expression solution and Visium consumables increased as a percentage of overall consumables revenue for the year ended December 31, 2022.
Our margins are generally higher for those instruments and consumables that we sell directly to customers as compared to those that we sell through distributors. While we expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term, we are currently evaluating increasing our direct sales capabilities in certain geographies.
Overall, we expect our gross margin will trend lower in the near-term due in part to change in product mix with newly introduced products and the impacts of inflation and increased supply chain costs.

Continued investment in growth
Our significant revenue growth has been driven by rapid innovation towards novel solutions that command price premiums and quick adoption of our solutions by our customer base. In 2022 and 2021, we introduced five and four new consumables products for each of these years, respectively. We intend to continue to make focused investments to increase revenue and scale operations to support the growth of our business and therefore expect expenses in this area to increase.
We have invested, and will continue to invest, in our manufacturing capabilities and commercial infrastructure. We expect to complete the expansion of our research and development center and manufacturing facility adjacent to our Pleasanton global headquarters in the near future. We expect our operating expenditures to continue to increase in 2023 and beyond as we increase our investment to support new and existing research and development projects and incentivize and retain key talent, which we expect to result in increased stock-based compensation expense in future periods. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
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
Our revenue from consumables includes sales of our Chromium, Visium and Xenium consumable products. Our consumables are designed to work exclusively with our instruments. Our Chromium, Xenium and Visium Spatial Proteogenomics consumables require the use of a 10x Genomics instrument, while use of a 10x instrument is optional for our Visium Spatial Gene Expression solution. Our instruments and consumables are generally sold without the right of return. Revenue is recognized as instruments and consumables are shipped. Revenue is recognized net of any sales incentive, distributor rebates and commissions and any taxes collected from customers. Instrument service agreements are typically entered into for a one-year term, with the coverage period beginning after the expiration of the standard one-year warranty period. Revenue from the sale of instrument service agreements are recognized ratably over the coverage period.
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
Gross profit/gross margin. Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit and gross margins in future periods are expected to fluctuate from quarter to quarter and will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments and services; product mix changes between established products and new products; impacts of inflation and increased supply chain costs; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product warranty obligations. We currently anticipate that we will experience an increase in absolute dollars of both revenue and cost of revenue as we grow our business.
Research and development. Research and development expense primarily consists of personnel and related costs, independent contractor costs, laboratory supplies, equipment maintenance prototype and materials expenses, amortization of developed technology and intangibles and allocated costs including facilities and information technology.
We plan to continue to invest in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. In addition to making investments in next generation products for single cell and spatial analysis, our ReadCoor and CartaNA acquisitions which when combined with internal innovations formed the basis of our Xenium platform. We also expect allocated facilities and information technology costs to increase in future periods as a result of higher costs associated with the expansion to our global headquarters and research and development center in Pleasanton, California. As a result of these and other initiatives, we expect research and development expense will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
In-process research and development. In-process research and development consists of costs incurred to acquire intellectual property for research and development. We expect these costs to be recognized only in periods during which we complete an acquisition of assets comprised in whole or part of intellectual property for research and development. We periodically evaluate acquisitions of this nature.
Selling, general and administrative. Selling, general and administrative expense primarily consists of costs related to the selling and marketing of our products, including sales incentives and advertising expenses and costs associated with our finance, accounting, legal (excluding accrued contingent liabilities), human resources and administrative personnel. Related costs associated with these functions, such as attorney and accounting fees, recruiting services, administrative services, insurance, public relations and communication activities, marketing programs and trade show appearances, travel, customer service costs, safety equipment purchases and cleaning and allocated costs including facilities and information technology, are also included in selling, general and administrative expenses.
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
Accrued contingent liabilities
In 2021 and 2020, accrued contingent liabilities were comprised of the original charge, estimated royalties and interest charges primarily related to our litigation with Bio-Rad Laboratories, Inc. We did not incur any accrued contingent liabilities in 2022.
Interest income
Interest income consists of interest earned on our cash and cash equivalents which are invested in bank deposit, in money market funds and from our investments in marketable securities.
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
As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of $717.0 million and federal tax credit carryforwards of $59.0 million. Our federal NOLs generated after January 1, 2018, which total $708.5 million, are carried forward indefinitely, while all of our other federal NOLs and tax credit carryforwards expire beginning in 2033. As of December 31, 2022, we had state NOLs of $375.7 million, which expire beginning in 2033. In addition, we had state tax credit carryforwards of $46.6 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOLs and research and development credit carryforwards. We currently maintain a full valuation allowance against these tax assets.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We completed a study through October 31, 2022 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. In addition, certain attributes attributable to ReadCoor are subject to annual limitations as a result of our acquisition of ReadCoor, which constituted an ownership change of ReadCoor. Such limitations may result in expiration of a portion of our net operating loss carryforwards or other tax attributes before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$516,409	$490,490	$298,845
Cost of revenue	120,386	74,091	58,468
Gross profit	396,023	416,399	240,377
Operating expenses:
Research and development	265,667	211,752	123,375
In-process research and development	—	—	447,548
Selling, general and administrative	298,300	257,560	202,326
Accrued contingent liabilities	—	(660)	1,270
Total operating expenses	563,967	468,652	774,519
Loss from operations	(167,944)	(52,253)	(534,142)
Other income (expense):
Interest income	6,647	206	1,532
Interest expense	(476)	(866)	(1,682)
Other (expense) income, net	(198)	(802)	1,337
Loss on extinguishment of debt	—	—	(1,521)
Total other income (expense)	5,973	(1,462)	(334)
Loss before provision for income taxes	(161,971)	(53,715)	(534,476)
Provision for income taxes	4,029	4,508	8,255
Net loss	$(166,000)	$(58,223)	$(542,731)
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Instruments	$72,396	$64,474	$7,922	12%
Consumables	435,588	418,740	16,848	4%
Services	8,425	7,276	1,149	16%
Total revenue	$516,409	$490,490	$25,919	5%
Revenue increased $25.9 million, or 5%, for the year ended December 31, 2022 as compared to year ended December 31, 2021. Instrument revenue increased $7.9 million, or 12%, to $72.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher volume of instruments sold including our newly introduced Visium CytAssist and Xenium instruments. The number of instruments sold during the year ended December 31, 2022 was 1,119 units and the cumulative instruments sold since inception was 4,630 units. Consumables revenue increased $16.8 million, or 4%, to $435.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by higher volume of instruments sold, partially offset by decreased demand due to limited laboratory productivity arising from the continued impact of the global COVID-19 pandemic, including lockdowns in China.
Cost of revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$120,386	$74,091	$46,295	62%
Gross profit	$396,023	$416,399	$(20,376)	(5)%
Gross margin	77%	85%
Cost of revenue increased $46.3 million, or 62%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily driven by a one-time reversal of $14.7 million of accrued royalties resulting from the Settlement and Patent Cross License Agreement with Bio-Rad Laboratories, Inc. (the "Bio-Rad Agreement") during the year ended December 31, 2021, $19.7 million from higher manufacturing costs due to increased sales and higher costs of newly introduced products, $5.1 million of higher inventory scrap and excess and obsolete inventory charges, $3.7 million of higher warranty costs and $3.1 million of higher royalty expenses.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$265,667	$211,752	$53,915	25%
Selling, general and administrative	298,300	257,560	40,740	16%
Accrued contingent liabilities	—	(660)	660	(100)%
Total operating expenses	$563,967	$468,652	$95,315	20%
Research and development expense increased $53.9 million, or 25%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily driven by an increase in personnel expenses of $34.8 million, including $17.2 million in stock-based compensation expense and $1.4 million in restructuring expense, higher costs of laboratory materials and supplies of $4.6 million used to support our research and development efforts, $11.2 million of higher costs for facilities and information technology to support operational expansion, higher consulting and professional services of $1.1 million for product development and $0.9 million of higher depreciation.
Selling, general and administrative expenses increased $40.7 million, or 16%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily driven by increased personnel expenses of $50.3 million, including $21.6 million in stock-based compensation expense and $2.5 million in restructuring expense, $3.1 million of higher costs for facilities and information technology to support operational expansion, partially offset by decreased outside legal expenses of $7.7 million, $3.8 million of consulting and professional services and $2.5 million of lower marketing expenses related to conferences and seminars.
Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest income	$6,647	$206	$6,441	3,127%
Interest expense	(476)	(866)	390	(45)%
Other (expense) income, net	(198)	(802)	604	(75)%
Total other income (expense)	$5,973	$(1,462)	$7,435	(509)%
Interest income increased by $6.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the year ended December 31, 2022 and an increase in interest rates.
Interest expense decreased by $0.4 million, or 45%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 driven primarily by lower interest expense recognized on accrued license fees.
The change in other income (expense), net for the year December 31, 2022 as compared to the year ended December 31, 2021 was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $4.0 million and $4.5 million, respectively, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The provision for income taxes for the years ended December 31, 2022 and 2021 consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.

Liquidity and Capital Resources
As of December 31, 2022, we had approximately $430.0 million in cash and cash equivalents, and marketable securities which were primarily held in U.S. banks. Short-term restricted cash of $2.6 million and long-term restricted cash of $5.0 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the year ended December 31, 2022, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.0 billion.
We currently anticipate making aggregate capital expenditures of between approximately $60 million and $70 million during the next 12 months, the majority of which we expect to incur for construction costs of the facilities on our property in Pleasanton, California in the first half of 2023, as well as other global facilities and equipment to be used for manufacturing and research and development.
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
Sources of liquidity
Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible preferred stock and common stock, revenue from sales of our products and the incurrence of indebtedness. In September 2019, we completed our initial public offering for aggregate proceeds of $410.8 million, net of offering costs, underwriter discounts and commissions. In September 2020, we completed a public offering of our Class A common stock for aggregate proceeds of $482.3 million, net of offering costs, underwriting discounts and commissions.
Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,606)	$(21,373)
Investing activities	(350,887)	(106,729)
Financing activities	15,817	35,297
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(44)	234
Net decrease in cash, cash equivalents, and restricted cash	$(368,720)	$(92,571)

Operating activities
The net cash used in operating activities of $33.6 million for the year ended December 31, 2022 was due primarily to a net loss of $166.0 million, net cash outflow from changes in operating assets and liabilities of $39.4 million, partially offset by stock-based compensation expense of $136.8 million, depreciation and amortization of $25.4 million, amortization of leased right-of-use assets of $7.6 million, loss on disposal of property and equipment of $1.1 million and amortization of premium and accretion of discount on marketable securities, net of $0.9 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $21.2 million due to anticipated demand including new product introductions and supply chain management, an increase in accounts receivable of $18.9 million primarily due to increase in revenue and timing of collections, a decrease of $6.4 million due to payment of operating lease liabilities, an increase in prepaid expenses and other current assets of $4.5 million and a decrease in other noncurrent liabilities of $2.9 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $5.9 million due to timing of vendor payments, an increase in deferred revenue of $3.4 million, an increase in accrued expenses and other current liabilities of $3.3 million, an increase in accrued compensation and other related benefits of $1.1 million and a decrease in other noncurrent assets of $0.9 million.
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
Investing activities
The net cash used in investing activities of $350.9 million in the year ended December 31, 2022 was due to purchases of marketable securities of $282.9 million, purchases of property and equipment of $131.7 million and payment of acquisition-related holdback cash and contingent consideration of $4.0 million, partially offset by proceeds from sales and maturities of marketable securities of $49.1 million and $18.5 million, respectively.
The net cash used in investing activities of $106.7 million in the year ended December 31, 2021 was due to purchases of property and equipment of $101.3 million including the purchase of land for $28.1 million and cash paid for the acquisition of Tetramer Shop of $5.5 million.
Financing activities
The net cash provided by financing activities of $15.8 million in the year ended December 31, 2022 was primarily from proceeds of $21.2 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.4 million.
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
Revenue recognition
We generate revenue from sales of products and services, and our products consist of instruments and consumables. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 45 days. Cash received from customers in advance of product shipment or providing services is recorded as a liability. Our contracts with our customers generally do not include rights of return or a significant financing component.
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
Stock-based compensation
Our stock-based compensation relates to stock options, restricted stock units (“RSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for stock-based awards are based on their grant date fair value. We determine the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq Stock Market LLC, at the date of the grant. We estimate the fair value of stock option awards under an equity incentive plan and stock purchase right under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards, excluding PSAs, are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. We calculate the expected term using the simplified method, which is the mid-point between the vesting and contractual term. We determine expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
During the year ended December 31, 2022, we issued market-based performance stock awards ("PSAs") comprising of performance stock options and performance restricted stock units. The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above the predetermined share price goals of $60, $80 and $105 for each tranche, respectively, for a period of 20 consecutive trading days. The share price goals can be met any time prior to the fourth anniversary of the date of grant. We estimated the value of the PSA awards granted in the year ended December 31, 2022 to be approximately $16.0 million using a Monte Carlo simulation model, using assumptions including volatility, risk-free interest rate, cost of equity and dividends. We will recognize the compensation expense over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk
We have exposure to interest rate risk that relates primarily to our cash equivalents and marketable securities. All of our cash equivalents and marketable securities are designated as available-for-sale and carried at fair market value. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates. For example, market interest rates increased during 2022, which contributed to unrealized losses on our cash equivalents and marketable securities. A hypothetical 100 basis-point (one percentage point) increase in interest rates compared to rates at December 31, 2022 would have adversely affected the fair value of our investment portfolio by approximately $1.4 million.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue is denominated in U.S. dollars, although we sell our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2022 and 2021, approximately 18% and 17%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. We are exposed to gains or losses due to changes in foreign currency exchange rates. For example, if the value of U.S. dollar increases relative to foreign currencies, we will incur losses on the remeasurement on customer receivables which are denominated in foreign currencies. In addition, for our price lists denominated in foreign currencies, if the value of the U.S. dollar increases relative to the foreign currencies, the value of the revenue transactions when translated or remeasured to our U.S. dollar reporting currency will be lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We have performed a sensitivity analysis as of December 31, 2022 and as of December 31, 2021, using a modeling technique that measures the change in the amount of non-U.S. dollar monetary assets arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash and cash equivalents and accounts receivable that we would report in U.S. Dollars as of December 31, 2022 and December 31, 2021 by approximately $6.0 million and $2.4 million, respectively.

Item 8. Financial Statements and Supplementary Data.
10x Genomics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 10x Genomics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
For the year ended December 31, 2022, the Company recognized revenues of $516.4 million from the sale of products and services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.

Auditing the Company’s revenue recognition can be complex due to the volume of sales transactions including multiple performance obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the allocation of the transaction price to performance obligations in revenue transactions. For example, we tested management’s analyses of stand-alone selling price, and tested the automated system controls for the application of the stand-alone selling price to the revenue transactions.

Our audit procedures included, among others, evaluating the allocation of consideration using stand-alone selling price for a sample of individual sales transactions. For the sample, we inspected the customer contract, identified the distinct performance obligation(s) in the contract, and recalculated the allocation of the transaction price. We further assessed the timing of revenue recognition based on evidence of transfer of control of the goods to the customer or the recognition of revenue over time for extended warranty service performance obligations. We also tested the reconciliation of the deferred revenue related to the extended warranty service performance obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 16, 2023

10x Genomics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$219,746	$587,447
Marketable securities	210,238	—
Restricted cash	2,633	1,028
Accounts receivable, net	104,211	85,254
Inventory	81,629	59,966
Prepaid expenses and other current assets	16,578	13,896
Total current assets	635,035	747,591
Property and equipment, net	289,328	169,492
Restricted cash	4,974	7,598
Operating lease right-of-use assets	69,882	60,918
Goodwill	4,511	4,511
Intangible assets, net	22,858	25,397
Other noncurrent assets	2,392	3,319
Total assets	$1,028,980	$1,018,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,599	$17,351
Accrued compensation and related benefits	32,675	31,626
Accrued expenses and other current liabilities	59,779	50,909
Deferred revenue	7,867	5,340
Operating lease liabilities	9,037	5,131
Total current liabilities	130,957	110,357
Accrued license fee, noncurrent	—	5,814
Operating lease liabilities, noncurrent	86,139	76,847
Other noncurrent liabilities	6,141	8,240
Total liabilities	223,237	201,258
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized (Class A 1,000,000,000, Class B 100,000,000); 115,195,009 (Class A 96,527,754, Class B 18,667,255) and 112,514,977 (Class A 92,868,512, Class B 19,646,465) shares issued and outstanding as of December 31, 2022 and 2021	2	2
Additional paid-in capital	1,839,397	1,680,865
Accumulated deficit	(1,029,321)	(863,321)
Accumulated other comprehensive income (loss)	(4,335)	22
Total stockholders’ equity	805,743	817,568
Total liabilities and stockholders’ equity	$1,028,980	$1,018,826
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$516,409	$490,490	$298,845
Cost of revenue	120,386	74,091	58,468
Gross profit	396,023	416,399	240,377
Operating expenses:
Research and development	265,667	211,752	123,375
In-process research and development	—	—	447,548
Selling, general and administrative	298,300	257,560	202,326
Accrued contingent liabilities	—	(660)	1,270
Total operating expenses	563,967	468,652	774,519
Loss from operations	(167,944)	(52,253)	(534,142)
Other income (expense):
Interest income	6,647	206	1,532
Interest expense	(476)	(866)	(1,682)
Other (expense) income, net	(198)	(802)	1,337
Loss on extinguishment of debt	—	—	(1,521)
Total other income (expense)	5,973	(1,462)	(334)
Loss before provision for income taxes	(161,971)	(53,715)	(534,476)
Provision for income taxes	4,029	4,508	8,255
Net loss	$(166,000)	$(58,223)	$(542,731)

Net loss per share, basic and diluted	$(1.46)	$(0.53)	$(5.37)
Weighted-average shares used to compute net loss per share, basic and diluted	113,858,684	110,347,937	101,151,675
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	December 31,
	2022	2021	2020
Net loss	$(166,000)	$(58,223)	$(542,731)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities	(4,116)	—	—
Foreign currency translation adjustment	(241)	72	(4)
Other comprehensive income (loss), net of tax	(4,357)	72	(4)
Comprehensive loss	$(170,357)	$(58,151)	$(542,735)
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	96,241,596	$2	$682,494	$(262,367)	$(46)	$420,083
Issuance of Class A common stock related to equity awards	5,742,931	—	23,743	—	—	23,743
Sale of Class A common stock	4,600,000	—	482,267	—	—	482,267
Issuance of Class A common stock for asset acquisition	1,901,382	—	306,000	—	—	306,000
Vesting of shares subject to repurchase, including early exercised options	—	—	247	—	—	247
Stock-based compensation	—	—	49,467	—	—	49,467
Net loss	—	—	—	(542,731)	—	(542,731)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance as of December 31, 2020	108,485,909	2	1,544,218	(805,098)	(50)	739,072
Issuance of Class A common stock related to equity awards	4,029,068	—	40,325	—	—	40,325
Vesting of shares subject to repurchase, including early exercised options	—	—	154	—	—	154
Stock-based compensation	—	—	96,168	—	—	96,168
Net loss	—	—	—	(58,223)	—	(58,223)
Other comprehensive income	—	—	—	—	72	72
Balance as of December 31, 2021	112,514,977	2	1,680,865	(863,321)	22	817,568
Issuance of Class A common stock related to equity awards	2,680,032	—	21,226	—	—	21,226
Vesting of shares subject to repurchase, including early exercised options	—	—	96	—	—	96
Stock-based compensation	—	—	137,210	—	—	137,210
Net loss	—	—	—	(166,000)	—	(166,000)
Other comprehensive loss	—	—	—	—	(4,357)	(4,357)
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
The accompanying notes are an integral part of these consolidated financial statements

10x Genomics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(166,000)	$(58,223)	$(542,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,368	21,118	14,012
Stock-based compensation expense	136,848	95,962	48,626
Loss on disposal of property and equipment	1,086	79	29
Loss on extinguishment of debt	—	—	1,521
Amortization of premium and accretion of discount on marketable securities, net	871	—	—
Amortization of right-of-use assets	7,638	7,136	5,009
Class A common stock issued for in-process research and development	—	—	306,000
Accretion of discount on term loan	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(18,948)	(34,041)	(17,847)
Inventory	(21,192)	(30,132)	(14,601)
Prepaid expenses and other current assets	(4,495)	(1,053)	(5,265)
Other noncurrent assets	925	1,045	(2,686)
Accounts payable	5,858	11,084	(7,770)
Accrued compensation and other related benefits	1,114	16,337	2,936
Deferred revenue	3,350	1,535	2,023
Accrued contingent liabilities	—	(44,173)	(24,485)
Accrued expenses and other current liabilities	3,336	(873)	25,917
Operating lease liability	(6,423)	(2,469)	(4,832)
Other noncurrent liabilities	(2,942)	(4,705)	(3,771)
Net cash used in operating activities	(33,606)	(21,373)	(217,898)
Investing activities:
Purchase of marketable securities	(282,871)	—	—
Purchases of property and equipment	(131,661)	(101,278)	(36,666)
Acquisition of business, net of cash acquired	(4,000)	(5,451)	—
Acquisition of intangible assets	—	—	(1,728)
Proceeds from sales of marketable securities	49,117	—	—
Proceeds from maturities of marketable securities	18,528	—	—
Net cash used in investing activities	(350,887)	(106,729)	(38,394)
Financing activities:
Payments on term loans	—	—	(31,256)
Payments on technology license financing arrangement	(5,409)	(5,028)	(5,848)
Proceeds from issuance of common stock upon initial and follow-on public offerings, net of issuance costs	—	—	482,267
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	21,226	40,325	23,743
Net cash provided by financing activities	15,817	35,297	468,906
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(44)	234	(463)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(368,720)	(92,571)	212,151
Cash, cash equivalents, and restricted cash at beginning of year	596,073	688,644	476,493
Cash, cash equivalents, and restricted cash at end of year	$227,353	$596,073	$688,644
Supplemental disclosures of cash flow information:
Cash paid for interest	$841	$1,222	$1,670
Cash paid for taxes	$3,925	$8,660	$280

10x Genomics, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$26,750	$16,972	$2,983
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,562	$21,284	$13,562
Contingent consideration payable related to business acquisition	$—	$1,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium X Series and Chromium Connect instruments, which the Company refers to as “Chromium instruments,” the Company's Visium CytAssist and Xenium Analyzer instruments and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for the Company's Chromium, Visium and Xenium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe and North America.
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
As of December 31, 2022, short-term restricted cash of $2.6 million and long-term restricted cash of $5.0 million primarily represents cash on deposit with financial institutions as security for letters of credit outstanding for the benefit of the landlord related to the Company’s non-cancelable operating leases for its corporate headquarters (see “Commitments and Contingencies” below).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$219,746	$587,447	$663,603
Restricted cash	7,607	8,626	25,041
Total cash, cash equivalents and restricted cash	$227,353	$596,073	$688,644
Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the balance sheet. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income (loss)," a component of stockholders’ equity, net of tax. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in “Other (expense) income, net” in the Consolidated Statements of Operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other (expense) income, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive income (loss).” There are no allowances for credit losses for the periods presented. As of December 31, 2022, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
Fair Value of Financial Instruments
Cash equivalents are comprised of money market funds which are classified as Level 1 in the fair value hierarchy. Assets recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
The Company’s financial instruments consist of Level 1 and Level 2 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset-backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party-data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services. The Company reviews its accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. The allowance for doubtful accounts was $0.1 million and $0 as of December 31, 2022 and 2021, respectively.
Business Concentrations
The Company’s instruments are mostly assembled and tested by third party contract manufacturers in Asia and the United States. The Company’s agreement with the contract manufacturers contains purchase commitments. In addition, the Company is reliant on several suppliers for key components for its reagent kits. A significant disruption in the operations of the contract manufacturers or suppliers may impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on its business, financial condition and results of operations.
Concentrations
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, marketable securities (as described in this footnote under the header “Marketable Securities” above) and accounts receivable. The Company’s cash and cash equivalents held with large financial institutions in the United States and deposits exceed the Federal Deposit Insurance Corporation’s insurance limit. The Company performs periodic evaluations of the risks associated with its investments and the relative credit standing of these financial institutions.
The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral from its customers but may require upfront payments from certain customers. The Company has not experienced material credit losses to date. For the years ended December 31, 2022, 2021, and 2020, no single customer represented more than 10% of revenue. As of December 31, 2021, one of the Company's distributors accounted for 11% of the Company’s outstanding accounts receivable. No customer or distributor represented more than 10% of the Company’s outstanding accounts receivable as of December 31, 2022.
Substantially all the Company’s long-lived assets are located in the United States.
Inventory
Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving, unsalable or otherwise carried above the net realizable value and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving or known unsalable inventory and inventory otherwise carried above the net realizable value in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Net realizable value is determined using the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on the Company’s consolidated statements of operations.
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
Internal-Use Software
The Company capitalizes costs incurred to develop internal-use software within property and equipment, net and capitalizes costs to develop hosting arrangements within other noncurrent assets in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These costs are amortized on a straight-line basis over the estimated useful life of the asset.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the following assets:

	Useful Life (Years)
Laboratory equipment and machinery	3	-	5
Computer equipment	2	-	3
Furniture and fixtures	3
Leasehold improvements	1	-	11
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded for the years ended December 31, 2022, 2021 and 2020.
Product Warranties
The Company generally provides a one-year warranty on its instruments. The Company reviews its exposure to estimated warranty obligations associated with instrument sales and establishes an accrual based on historical product failure rates and actual warranty costs incurred. This expense is recorded as a component of cost of revenue in the consolidated statements of operations.
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
See Note 4 for discussion of in-process research and development included on the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $3.7 million, $4.7 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Stock-Based Compensation
The Company’s stock-based compensation expense relates to stock options, restricted stock units (“RSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans, and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards is based on their grant date fair value. The Company determines the fair value of RSUs based on the closing price of its stock, which is listed on the Nasdaq Stock Market LLC, at the date of the grant. The Company estimates the fair value of stock option awards under an equity incentive plan and stock purchase rights under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards excluding PSAs are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
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
For PSAs, the Company derives the valuation of the award and the requisite service period for each separately vesting portion of the award using a Monte Carlo simulation model and the related compensation expense is recognized over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the respective escalating stock price thresholds as simulated in the Monte Carlo valuation model which uses assumptions such as volatility, risk-free interest rate, cost of equity and dividend estimated for the performance period of the PSAs. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
Foreign Currency
For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated to the U.S. dollar using month-end exchange rates, and revenue and expenses using average exchange rates. The adjustments resulting from these foreign currency translations are recorded in “Accumulated other comprehensive income (loss).”
For entities where the functional currency is the U.S. dollar, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Gains or losses from foreign currency remeasurement are included in “other (expense) income, net” in the consolidated statements of operations. The Company recognized foreign currency transaction gains of $0.2 million and $1.3 million for the years ended December 31, 2022 and December 31, 2020, and foreign currency transaction losses of $0.9 million for the year ended December 31, 2021, respectively.
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
3.     Restructuring
On August 3, 2022, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of $4.2 million associated with this plan, comprised primarily of severance-related costs, were recorded during the year ended December 31, 2022.
The following table is a summary of restructuring costs related to the restructuring as of December 31, 2022 (in thousands):

	Severance and Benefits Costs	Stock-Based Compensation Expense	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring charge	3,600	616	4,216
Cash payments made	(3,385)	—	(3,385)
Non-cash charge	—	(616)	(616)
Balance at December 31, 2022	$215	$—	$215
Restructuring costs of $0.3 million, $1.4 million and $2.5 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Company's consolidated statements of operations during the year ended December 31, 2022. The restructuring activities were substantially completed as of December 31, 2022.

4.    Acquisitions
2021 Acquisition
Tetramer Shop Acquisition
On January 8, 2021 (the "acquisition date"), the Company purchased 100% of the outstanding shares of Tetramer Shop ApS (“Tetramer Shop”), a privately held company based in Copenhagen, Denmark, for a total cash consideration of $8.5 million, net of cash acquired of $0.2 million and including $1.5 million of fair value of contingent consideration. The contingent consideration was recorded as a liability on the acquisition date and was paid in 2022 upon the successful completion of the transfer of Tetramer Shop's technology.
Tetramer Shop was a life sciences technology company which developed and provided reagents for precise monitoring of antigen-specific T-cells in research and development. The Company acquired Tetramer Shop for its expertise in building empty, loadable major histocompatibility complex (MHC) molecules.
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
Our consolidated statements of operations include the financial results of Tetramer Shop subsequent to the acquisition date. Revenue related to Tetramer Shop since the acquisition date was included in our consolidated statements of operations.
The fair value of assets acquired, including goodwill and intangibles, and liabilities assumed as of the acquisition date were as follows (in thousands):

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
Goodwill
The excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition was recorded as a noncurrent asset and is not amortized but is subject to an annual review for impairment.
2020 Acquisitions
ReadCoor Acquisition
On October 13, 2020, the Company purchased all of the outstanding shares of ReadCoor Inc. (“ReadCoor”), a privately held company based in Cambridge, MA, for $407.4 million, inclusive of $1.6 million of transaction costs and net of cash acquired of $9.2 million. The total purchase consideration comprised of $101.4 million in cash and $306.0 million in shares of the Company's common stock. The purchase agreement provided for the Company to issue 1,901,382 shares of the Company’s class A common stock which was based on a contractual value of $250.0 million divided by the ten-day weighted average price of the Company's common stock shortly prior to the acquisition. In determining the total purchase consideration paid for ReadCoor, these shares were valued at $306.0 million based on the fair value of the Company’s class A common stock on the acquisition date. ReadCoor developed In Situ RNA analysis technology, consisting of a suite of proprietary reagents, which enabled researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
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
CartaNA Acquisition
On August 21, 2020, the Company purchased all of the outstanding shares of CartaNA AB (“CartaNA”), a privately held company based in Stockholm, Sweden, for $41.8 million, inclusive of $0.6 million of transaction costs and net of cash acquired of $1.5 million. CartaNA developed In Situ RNA analysis technology, consisting of a suite of proprietary reagents, which enabled researchers to visualize spatially resolved RNA expression profiles with sub-cellular resolution throughout fresh frozen or formalin-fixed, paraffin-embedded tissue sections.
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
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$40,637
Intangible assets	801
Other assets and liabilities, net	348
Total net assets acquired	$41,786
5.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at December 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$163,184	$—	$—	$163,184	Level 1
Marketable securities:
Corporate debt securities	153,794	4	(2,768)	151,030	Level 2
Government debt securities	54,136	—	(1,247)	52,889	Level 2
Asset-backed securities	6,424	—	(105)	6,319	Level 2
Total available-for-sale securities	$377,538	$4	$(4,120)	$373,422
As of December 31, 2021, the Company held $548.0 million in money market funds with no unrealized gains or losses.
The contractual maturities of marketable securities as of December 31, 2022 were as follows (in thousands):

Fair Value
Due in one year or less	$144,543
Due after one year to five years	65,695
$210,238
Inventory
Inventory was comprised of the following (in thousands):

	December 31,
	2022	2021
Purchased materials	$34,497	$31,954
Work in progress	24,650	14,052
Finished goods	22,482	13,960
Inventory	$81,629	$59,966

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$36,780	$36,099
Laboratory equipment and machinery	54,658	44,189
Computer equipment	12,565	12,294
Furniture and fixtures	9,642	6,208
Leasehold improvements	91,518	67,532
Construction in progress	152,995	52,191
Total property and equipment	358,158	218,513
Less: accumulated depreciation and amortization	(68,830)	(49,021)
Property and equipment, net	$289,328	$169,492
Depreciation expense was $22.8 million, $18.5 million and $12.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	December 31, 2022				December 31, 2021
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	11.7	$22,504	$(5,043)	$17,461	$22,504	$(3,506)	$18,998
Developed technology	8.0	5,500	(1,100)	4,400	5,500	(550)	4,950
Customer relationships	1.8	945	(563)	382	945	(337)	608
Assembled workforce	2.8	1,128	(513)	615	1,128	(287)	841
Intangible assets, net		$30,077	$(7,219)	$22,858	$30,077	$(4,680)	$25,397
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2023	$2,506
2024	2,378
2025	2,214
2026	2,024
2027	2,024
Thereafter	11,712
Total	$22,858
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.

Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related costs	$2,052	$3,978
Accrued bonus	17,081	16,558
Accrued commissions	5,143	3,417
Accrued acquisition-related compensation	5,470	4,430
Other	2,929	3,243
Accrued compensation and related benefits	$32,675	$31,626
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2022	2021
Accrued legal and related costs	$3,102	$2,425
Accrued license fee	6,231	6,214
Accrued royalties for licensed technologies	4,707	4,415
Accrued property and equipment	26,750	15,361
Accrued professional services	5,180	8,593
Product warranties	3,023	994
Taxes payable	4,079	4,622
Other	6,707	8,285
Accrued expenses and other current liabilities	$59,779	$50,909
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning of period	$994	$399
Amounts charged to cost of revenue	5,708	2,934
Repairs and replacements	(3,679)	(2,339)
End of period	$3,023	$994
Revenue and Deferred Revenue
As of December 31, 2022, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $11.0 million, of which approximately $7.9 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $11.0 million and $7.7 million as of December 31, 2022 and December 31, 2021, respectively, consisted of deferred revenue related to extended warranty service agreements.

A summary of the change in contract liabilities is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning of period	$7,688	$6,154
Revenue recognized that was included in the contract liability at the beginning of the year	(4,793)	(4,101)
Revenue deferred excluding amounts recognized as revenue during the period	8,137	5,635
Balance as of December 31	$11,032	$7,688
The following table represents revenue by source for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Instruments	$72,396	$64,474	$40,128
Consumables	435,588	418,740	252,685
Services	8,425	7,276	6,032
Total revenue	$516,409	$490,490	$298,845
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$284,987	$258,274	$154,768
Europe, Middle East and Africa	117,068	108,491	73,265
China	59,559	74,924	41,741
Asia-Pacific (excluding China)	46,004	42,087	24,507
North America (excluding United States)	8,791	6,714	4,564
Total revenue	$516,409	$490,490	$298,845
6.    Income Tax
Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(172,038)	$(73,070)	$(376,835)
International	10,067	19,355	(157,641)
Total	$(161,971)	$(53,715)	$(534,476)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision:
Federal	$—	$—	$—
State	533	50	—
Foreign	3,360	5,148	8,173
Total current provision for income taxes	3,893	5,198	8,173
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	136	(690)	82
Total deferred provision for income taxes	136	(690)	82
Provision for income taxes	$4,029	$4,508	$8,255
The provision for income taxes was $4.0 million for the year ended December 31, 2022, which related to foreign and state income taxes. For the years ended December 31, 2021 and 2020, the provision for income taxes were $4.5 million and $8.3 million, respectively.
A reconciliation of the federal statutory income tax provision to the effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax provision at statutory rate	$(34,014)	$(11,280)	$(112,240)
State taxes, net	(11,782)	(20,136)	(16,653)
Tax credits	(9,028)	(11,836)	(9,453)
Foreign taxes	1,522	142	41,253
Stock-based compensation	5,812	(78,852)	(52,070)
Change in valuation allowance	50,077	126,386	99,034
Acquisition related expenses	—	(793)	93,407
Impact of change in tax status	—	—	(34,731)
Other	1,442	877	(292)
Total provision for income taxes	$4,029	$4,508	$8,255
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows as of the dates indicated (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$175,018	$195,953
Research and development tax credits	69,271	54,117
Accruals and reserves	7,116	7,868
Lease liability	21,873	19,697
Intangibles	39,061	40,716
Stock-based compensation	20,910	12,261
Section 174 capitalized R&D	49,462	—
Total deferred tax assets	382,711	330,612
Valuation allowance	(364,263)	(313,194)
Net deferred tax assets	$18,448	$17,418

	Year Ended December 31,
	2022	2021
Deferred tax liabilities
Fixed assets	$(4,046)	$(4,189)
Right-of-use assets	(15,054)	(13,745)
Total deferred tax liabilities	(19,100)	(17,934)
Net deferred tax liabilities	$(652)	$(516)
As of December 31, 2022 and 2021, the Company maintained a full valuation allowance on its domestic net deferred tax assets. The domestic deferred tax assets predominantly relate to operating losses, tax credits and Section 174 capitalized R&D intangibles. The domestic valuation allowance was estimated based on an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all domestic net deferred tax assets. The Company intends to maintain a full valuation allowance on domestic net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance. The valuation allowance increased by $51.1 million and by $126.3 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had federal net operating loss (NOL) carryforwards of $717.0 million and federal tax credit carryforwards of $59.0 million. The federal NOL carryforwards generated during and after fiscal 2018 totaling $708.5 million are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2033. As of December 31, 2022, the Company had state NOL carryforwards of $375.7 million, which begin to expire in 2033. In addition, the Company had state tax credit carryforwards of $46.6 million, which do not expire.
The federal and state net operating losses and credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. The Company completed a study through October 31, 2022 and determined that a Section 382 ownership change occurred in 2013. As a result, the Company’s net operating losses generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforwards which may be subject to this limitation is $4.8 million. In addition certain attributes are subject to annual limitations as a result of the acquisition of ReadCoor, which constitutes a change in ownership as defined under Section 382. Such limitations may result in expiration of a portion of the carryforwards before utilization. The Company’s ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if the Company earns net taxable income, its ability to use pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability.

The total balance of unrecognized gross tax benefits for the years ended December 31, 2022 and 2021 resulting primarily from research and development tax credits claimed on the Company’s annual tax returns were as follows (in thousands):

	2022	2021
Unrecognized tax benefits at beginning of year	$23,759	$14,657
Reductions based on prior year tax provisions	(380)	(252)
Additions based on prior year tax provisions	2,474	—
Additions based on current year tax provisions	5,902	9,354
Unrecognized tax benefits at end of year	$31,755	$23,759
The total amount of unrecognized gross tax benefits was $31.8 million and $23.8 million as of December 31, 2022 and 2021, respectively, of which $2.4 million and $1.5 million, if recognized, would affect our effective tax rate, respectively.
The Company is subject to the examination of its income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. The United States, California and Sweden are considered as major jurisdictions. The Company has not been audited in such jurisdictions. Tax examinations are expected to focus on research and development tax credits, intercompany transfer pricing practices and other matters. Due to NOLs and credit carryforwards, as of December 31, 2022, federal and California income tax returns for the years ended 2012 through the current period are open to examination. Significant foreign income tax returns for the years 2019 through the current period are open to examination. Due to the number of years remaining that are subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
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
The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2022, the total amount of gross interest and penalties accrued was $0.4 million. The Company recognized interest and penalty expenses of $0.2 million in 2022.
The Company maintained undistributed earnings overseas as of December 31, 2022. As of December 31, 2022, the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.
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
Non-cancelable Purchase Commitments
The Company’s contract manufacturers make advance purchases of components based on the instrument unit forecasts and purchase orders placed by the Company. To the extent these components are purchased by a contract manufacturer on the

Company’s behalf and cannot be used by their other customers, the Company is obligated to purchase these components. In addition, certain supplier agreements require that the Company to make minimum annual purchases under the agreements.
As of December 31, 2022, the Company has entered into non-cancelable arrangements for subscription software services and construction contracts associated with the development of buildings at our Springdale, Pleasanton site under which the Company has an obligation to make payments aggregating to $13.2 million and $0.2 million, respectively, over the next three years.
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
The minimum commitments related to the Company's license arrangements aggregate to $24.6 million as of December 31, 2022 to be paid over the next 17 years.
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space with lease terms up to 11 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.
For the years ended December 31, 2022, 2021 and 2020, the Company incurred $13.1 million, $10.5 million and $8.4 million, respectively, of operating lease costs and $0.4 million, $0.6 million and $0.4 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 were $12.1 million, $6.2 million and $7.1 million, respectively, and were included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
The Company maintains letters of credit relating to its non-cancelable operating leases amounting to $7.5 million in aggregate.
The maturity of the Company’s operating lease liabilities as of December 31, 2022 is as follows (in thousands):

Operating Leases
2023	$13,981
2024	15,102
2025	13,961
2026	14,688
2027	14,029
Thereafter	47,897
Total lease payments	$119,658
Less: imputed interest	(24,482)
Present value of operating lease liabilities	$95,176
Operating lease liabilities, current	$9,037
Operating lease liabilities, noncurrent	86,139
Total operating lease liabilities	$95,176
The following table summarizes additional information related to operating leases as of December 31, 2022:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	8.1 years	8.7 years
Weighted-average discount rate:
Operating leases	5.5%	5.4%
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. The Company intends to utilize the leased space of approximately 145,000 square feet to accommodate its future growth requirements. The MLA consists of various lease components, certain of which commenced during the year ended December 31, 2022. The sole outstanding component commenced in January 2023 and is expected to terminate on June 30, 2033. Total undiscounted payments for this lease component commencing in fiscal year 2023 will be $14.0 million, with an expected lease term of 11 years.
The tables above do not include payments, lease term, or discount rates relating to any leases or lease components that have not yet commenced as of December 31, 2022. The Company will determine the classification for each lease component at the individual component's commencement date. All leases and lease components that have not yet commenced are expected to be classified as operating leases. Lease payments for leases not yet commenced as of December 31, 2022 is as follows (in thousands):

Lease payments for leases not yet commenced
2023	$—
2024	1,307
2025	1,346
2026	1,387
2027	1,428
Thereafter	8,536
Total undiscounted lease payments	$14,004

Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of December 31, 2022, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
Nanostring
On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the "GeoMx Action"). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company's claim of infringement of U.S. Patent No. 10,662,467. Nanostring filed its answer to the GeoMx Action on May 18, 2022. Discovery is in progress. A Markman hearing is scheduled for February 2023 and trial is scheduled for November 2023.
On February 28, 2022, the Company filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, the Company filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer to the CosMx Action on May 26, 2022. Discovery is in progress. A Markman hearing is scheduled for July 2023 and trial is scheduled for June 2024.
On August 16, 2022, Nanostring filed a counterclaim in the CosMx Action alleging that the Company's Visium products infringe U.S. Patent No. 11,377,689. The Company filed its answer to Nanostring's counterclaim in the CosMx Action on August 30, 2022. On November 23, 2022, the Company moved to sever claims relating to NanoString’s assertion of U.S. Patent No. 11,377,689 and consolidate those claims with the patent case NanoString filed against the Company on October 20, 2022 (discussed below). On January 24, 2023, the Court granted the Company's motion.
On October 20, 2022, Nanostring filed a suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company's Visium products infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "Nanostring Action"). On January 24, 2023, the Court severed Nanostring’s claims with respect to U.S. Patent No. 11,377,689 from the CosMx Action and consolidated those claims with this action. Discovery is in progress; and no case schedule has been set. The Company believes Nanostring's claim in the Nanostring Action is meritless and intends to vigorously defend itself.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "928 Patent") (the "Germany CosMx Action"). Nanostring filed its statement of defense to the Germany CosMx Action on August 26, 2022. A hearing on infringement is scheduled for March 2023 and a decision is expected around May 2023. On July 29, 2022, Nanostring filed a nullity action with the German Federal Patent Court challenging the validity of the 928 Patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the 928 Patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024 and a decision is expected around the end of 2024.
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
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that the Company's Xenium product infringes U.S. Patent No. 11,098,303. Vizgen also filed counterclaims alleging that the Company tortiously interfered with Vizgen's contractual and business relationship with Harvard and that the Company engaged in unfair practices under Massachusetts state law. On

October 27, 2022, the Company filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, the Company's motion to dismiss was denied. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207, and 10,738,357. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. A ruling on the motion to dismiss is expected around March 2023. Discovery has not yet commenced and no case schedule has been set.
8.    Capital Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 1,200,000,000 shares of capital stock consisting of 1,000,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 100,000,000 shares of preferred stock.
Common Stock
The Company has the following shares of common stock issued and outstanding:

	As of December 31,
	2022	2021
Class A common stock	96,527,754	92,868,512
Class B common stock	18,667,255	19,646,465
Total common stock issued and outstanding	115,195,009	112,514,977
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the years:

	Year Ended December 31,
	2022	2021	2020
Class B common stock converted to Class A common stock	979,210	3,035,000	52,587,965
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
9.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan. As of December 31, 2022, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 4,282,325.

2019 Omnibus Incentive Plan
The Omnibus Incentive Plan allows for the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) or restricted shares. ISOs may be granted only to the Company’s employees (including officers and directors who are also considered employees). NSOs and restricted shares may be granted to the Company’s employees and service providers. As of December 31, 2022, the number of shares of Class A common stock available for issuance under the 2019 Omnibus Incentive Plan was 3,682,232 shares issuable in connection with outstanding awards and 12,063,643 shares reserved for issuance in connection with grants of future awards.
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
A summary of the Company’s stock option activity under the Plans is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	8,212,754	$29.28	6.8	$993,520,419
Granted	1,861,632	53.18
Exercised	(1,650,434)	9.42
Cancelled and forfeited	(459,395)	61.96
Balance as of December 31, 2022	7,964,557	$37.10	6.4	$128,069,003

Vested and exercisable as of December 31, 2022	5,528,290	$26.05	5.4	$122,045,101
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $32.95, $108.05, and $45.02 per share, respectively. The total intrinsic value of stock options exercised was $89.5 million, $572.2 million and $466.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the total unrecognized stock-based compensation related to stock options was $87.4 million, which will be recognized over a weighted-average period of approximately two years.

Stock Option Valuation Assumptions
The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for the periods indicated:

Year Ended December 31,
	2022	2021	2020
Expected volatility	65% – 71%	67% – 69%	60% – 71%
Risk-free interest rate	1.6% – 4.1%	1.0% – 1.1%	0.3% – 1.7%
Expected term	5.3 – 6.1 years	6.0 – 6.1 years	5.3 – 6.9 years
Expected dividend	—%	—%	—%
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the year ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Balance as of December 31, 2021	1,298,244	$141.48
Granted	6,060,449	43.45
Vested	(878,570)	93.93
Cancelled	(643,931)	92.83
Outstanding as of December 31, 2022	5,836,192	$52.21
As of December 31, 2022, the total unrecognized stock-based compensation related to RSUs was $286.5 million, which will be recognized over a weighted-average period of approximately three years.
Market-based Performance Stock Awards (PSAs)
In September 2022, the Company granted 709,025 PSAs including performance stock options and RSUs under the 2019 Plan to certain members of management, which are subject to the achievement of market-based share price goals established by the Company's Board of Directors.
The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above the predetermined share price goals of $60, $80 and $105 for each tranche, respectively, for a period of 20 consecutive trading days. The share price goals can be met any time prior to the fourth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price goals, or in the event of death or disability.
As of December 31, 2022, none of the predetermined share price goals had been met resulting in no shares vesting or becoming exercisable. Stock-based compensation expense recognized for these market-based awards was approximately $3.3 million for the year ended December 31, 2022. The weighted-average grant date fair value of the PSAs was $22.55.
The Company estimates the fair values of shares under the Performance stock options using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
2022
Expected volatility	68%
Risk-free interest rate	3.4%
Expected dividend	—%

2019 Employee Stock Purchase Plan
In July 2019, the Company’s board of directors adopted the 10x Genomics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders. The ESPP went into effect on September 11, 2019. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP generally provides for consecutive 6-month offering periods.
During the years ended December 31, 2022 and 2021, 151,028 and 61,764 shares of Class A common stock, respectively, were issued under the ESPP. The ESPP provides that the maximum number of shares of the Company’s Class A common stock made available for sale thereunder will be 3,284,859, which number will be automatically increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year the Company’s board of directors has not either confirmed the 1% described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, the Company’s board of directors will be deemed to have waived the automatic increase and no such increase will occur for such calendar year. The maximum number of shares available under the ESPP (and any share limitations thereunder, as applicable) will automatically be adjusted upon certain changes to the Company’s capital structure. As of December 31, 2022, there were 2,906,253 shares available for issuance under the ESPP.
For the years ended December 31, 2022 and 2021, the weighted average grant date fair values of the ESPP shares purchased, using the Black-Scholes option pricing model, were $33.74 and $43.39, respectively.
The following assumptions were used in estimating the fair values of shares under the ESPP:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	81% – 92%	47% – 69%	45% – 70%
Risk-free interest rate	1.54% – 4.54%	0.04% – 0.06%	0.12% – 0.15%
Expected term (in years)	0.5	0.5 – 1.0	0.50 – 1.0
Expected dividend	—%	—%	—%
As of December 31, 2022, the total unrecognized stock-based compensation related to the ESPP was $1.6 million, which will be recognized over a weighted-average period of approximately 0.4 years.
Stock-based Compensation
The Company recorded stock-based compensation expense in the consolidated statement of operations for the periods presented as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$5,259	$3,231	$1,551
Research and development	59,211	41,970	19,623
Selling, general and administrative	72,378	50,761	27,452
Total stock-based compensation expense	$136,848	$95,962	$48,626
10.    Employee Benefit Plans
The Company has made available to all full-time United States employees a 401(k) retirement savings plan. Under this plan, employee and employer contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Commencing April 1, 2022, retroactive to January 1, 2022, the Company matched 100% of the first 3% of the employee's eligible compensation, up to a maximum of two thousand dollars annually per employee. The Company contributed $2.0 million for the year ended December 31, 2022.

11.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase common stock	7,964,557	8,212,754	11,860,844
Restricted stock units	5,836,192	1,298,244	823,947
Shares committed under ESPP	46,548	13,368	10,939
Shares subject to repurchase	—	18,750	68,750
Contingent restricted shares	—	—	236,484
Total	13,847,297	9,543,116	13,000,964
12.    Subsequent Event
In January 2023, the Company signed an agreement to acquire certain intangible and other assets for an upfront payment of $10.0 million. Upon acquiring the assets, the Company expects to pay $10.0 million and up to $36.3 million cash consideration pursuant to the agreement in the event certain future technology development milestones are met and additional cash consideration tied to future sales milestones.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
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
Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which is included below.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited 10x Genomics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, 10x Genomics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

Item 9B. Other Information.
None.
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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
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
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8‑K	001‑39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8‑K	001‑39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S‑l	333‑233361	4.2	8/19/2019
4.2	Description of the Registrant’s Securities.	10-K	001-39035	4.2	2/18/2022
10.1	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.2	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.3	11/12/2020
10.3	ReadCoor Merger Agreement.	10-K	333-39035	10.6	2/26/2021
10.4+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.5+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.5.1+	Form of 2019 Omnibus Incentive Plan Stock Option Award Notice and Agreement.	10-Q	001-39035	10.1	11/3/2022
10.5.2+	Form of 2019 Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement.	10-Q	001-39035	10.2	11/3/2022
10.6+	2019 Employee Stock Purchase Plan and forms of agreements.	10-Q	001-39035	10.4	11/12/2019
10.6.1+	Form of 2019 Employee Stock Purchase Plan Subscription Agreement.					X
10.6.2+	Form of 2019 Employee Stock Purchase Plan Notice of Contribution Percentage Change or Withdrawal.					X
10.7+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39035	10.2	5/5/2022

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Form of At‑Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement.	S‑l	333‑233361	10.16	8/19/2019
10.9+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S‑l/A	333‑233361	10.17	9/3/2019
10.10+	Employment Offer Letter by and between the Registrant and Eric S. Whitaker.	S‑l	333‑233361	10.14	8/19/2019
10.11+	Employment Offer Letter by and between the Registrant and Justin McAnear.	S‑l	333‑233361	10.15	8/19/2019
10.12+	Employment Offer Letter by and between the Registrant and Ruth De Backer.	10-K/A	001-39035	10.9	4/23/2021
10.13	Lease Agreement dated August 2, 2018, between the Registrant and 6200 Stoneridge Mall Road investors LLC.	S‑l	333‑233361	10.3	8/19/2019
10.14	First Amendment to Lease Agreement, dated May 20, 2019, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S‑l	333‑233361	10.4	8/19/2019
10.15	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10‑Q	001‑39035	10.6	8/12/2020
10.16	Third Amendment to Lease Agreement, dated June 10, 2021, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	8-K	001-39035	10.1	6/15/2021
10.17	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.4	11/12/2020
10.18#	License Agreement, dated September 26, 2013, between the Registrant and the President and Fellows of Harvard College.	S‑l	333‑233361	10.5	8/19/2019
10.19#	Amendment No. 1 to License Agreement, dated October 25, 2018, between the Registrant and President and Fellows of Harvard College.	S‑l	333‑233361	10.6	8/19/2019
10.20#	Exclusive (Equity) Agreement dated October 15, 2015, between Epinomics, Inc, and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.7	8/19/2019
10.21	Amendment No. 1 to the License Agreement, dated February 1, 2017, between Epinomics and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.8	8/19/2019
10.22#	Amendment No. 2 to the License Agreement, dated July 27, 2018, between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.9	8/19/2019
10.23	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24+	Transition and Separation Agreement between Bradford J. Crutchfield and 10x Genomics, Inc. dated February 17, 2022.	10-K	001-39035	10.29	2/18/2022
10.25+	Employment Offer Letter by and between the Registrant and James Wilbur dated July 12, 2022.	10-Q	001-39035	10.1	8/9/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: February 16, 2023	By:	/s/ Serge Saxonov
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

Signature	Title	Date

/s/ Serge Saxonov	Chief Executive Officer and Director	February 16, 2023
Serge Saxonov	(Principal Executive Officer)

/s/ Benjamin J. Hindson	President and Director	February 16, 2023
Benjamin J. Hindson

/s/ Justin J. McAnear	Chief Financial Officer	February 16, 2023
Justin J. McAnear	(Principal Accounting and Financial Officer)

/s/ John R. Stuelpnagel	Chairman of the Board of Directors	February 16, 2023
John R. Stuelpnagel

/s/ Sridhar Kosaraju	Director	February 16, 2023
Sridhar Kosaraju

/s/ Mathai Mammen	Director	February 16, 2023
Mathai Mammen

/s/ Kim Popovits	Director	February 16, 2023
Kim Popovits

/s/ Bryan E. Roberts	Director	February 16, 2023
Bryan E. Roberts

/s/ Shehnaaz Suliman	Director	February 16, 2023
Shehnaaz Suliman