Form 10-Q
period 2023-03-31
10x Genomics, Inc.
filed 2023-05-04
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 28, 2023, the registrant had 98,124,868 shares of Class A common stock, $0.00001 par value per share, outstanding and 18,067,255 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Quarterly Report may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” "might," “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, gross margin trends including the potential impact of change in product mix, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, uncertainties related to the global COVID-19 pandemic and the impact of our and our customers' and suppliers' responses to it, business trends and the impact of macroeconomic conditions, including inflation and rising interest rates. These statements are based on management’s current expectations, forecasts, beliefs, assumptions and information currently available to management, and actual outcomes and results could differ materially from these statements due to a number of factors. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in our Annual Report and this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission ("SEC"). Our periodic filings are accessible on the SEC’s website at www.sec.gov.
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct nor can we guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Further, our forward-looking statements may not accurately or fully reflect the potential impact of adverse geopolitical and macroeconomic events, international economic, political, legal compliance, social and business factors such as the COVID-19 pandemic, inflation and supply chain interruptions may have on our business, financial condition, results of operations and cash flows.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$332,320	$219,746
Marketable securities	85,970	210,238
Restricted cash	2,500	2,633
Accounts receivable, net	77,940	104,211
Inventory	82,307	81,629
Prepaid expenses and other current assets	20,857	16,578
Total current assets	601,894	635,035
Property and equipment, net	292,106	289,328
Restricted cash	4,974	4,974
Operating lease right-of-use assets	74,738	69,882
Goodwill	4,511	4,511
Intangible assets, net	22,948	22,858
Other noncurrent assets	12,859	2,392
Total assets	$1,014,030	$1,028,980
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,317	$21,599
Accrued compensation and related benefits	17,574	32,675
Accrued expenses and other current liabilities	47,386	59,779
Deferred revenue	8,530	7,867
Operating lease liabilities	9,199	9,037
Total current liabilities	112,006	130,957
Operating lease liabilities, noncurrent	92,843	86,139
Other noncurrent liabilities	6,796	6,141
Total liabilities	211,645	223,237
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,883,930	1,839,397
Accumulated deficit	(1,080,068)	(1,029,321)
Accumulated other comprehensive loss	(1,479)	(4,335)
Total stockholders’ equity	802,385	805,743
Total liabilities and stockholders’ equity	$1,014,030	$1,028,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$134,285	$114,496
Cost of revenue	35,895	25,478
Gross profit	98,390	89,018
Operating expenses:
Research and development	67,098	64,078
Selling, general and administrative	83,280	66,675
Total operating expenses	150,378	130,753
Loss from operations	(51,988)	(41,735)
Other income (expense):
Interest income	3,869	569
Interest expense	(19)	(128)
Other expense, net	(1,516)	(400)
Total other income	2,334	41
Loss before provision for income taxes	(49,654)	(41,694)
Provision for income taxes	1,093	719
Net loss	$(50,747)	$(42,413)

Net loss per share, basic and diluted	$(0.44)	$(0.38)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	115,619,869	112,966,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(50,747)	$(42,413)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	1,117	(2,403)
Realized loss on available-for-sale marketable securities reclassified into net loss	1,715	—
Foreign currency translation adjustment	24	(62)
Other comprehensive income (loss), net of tax	2,856	(2,465)
Comprehensive loss	$(47,891)	$(44,878)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
Issuance of Class A common stock related to equity awards	978,333	—	2,400	—	—	2,400
Stock-based compensation	—	—	42,133	—	—	42,133
Net loss	—	—	—	(50,747)	—	(50,747)
Other comprehensive income	—	—	—	—	2,856	2,856
Balance as of March 31, 2023	116,173,342	$2	$1,883,930	$(1,080,068)	$(1,479)	$802,385

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
Issuance of Class A common stock related to equity awards	761,373	—	7,826	—	—	7,826
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	26,137	—	—	26,137
Net loss	—	—	—	(42,413)	—	(42,413)
Other comprehensive loss	—	—	—	—	(2,465)	(2,465)
Balance as of March 31, 2022	113,276,350	$2	$1,714,860	$(905,734)	$(2,443)	$806,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(50,747)	$(42,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	42,101	26,047
Depreciation and amortization	6,482	6,191
Amortization of right-of-use assets	2,134	1,784
Realized loss on marketable securities	1,715	—
Other	150	183
Changes in operating assets and liabilities:
Accounts receivable	26,279	8,728
Inventory	(449)	(3,736)
Prepaid expenses and other current assets	(4,253)	(3,873)
Other noncurrent assets	(10,470)	157
Accounts payable	(781)	2,875
Accrued compensation and other related benefits	(15,129)	(13,283)
Deferred revenue	1,051	230
Accrued expenses and other current liabilities	(161)	(3,541)
Operating lease liability	(2,308)	(357)
Other noncurrent liabilities	261	206
Net cash used in operating activities	(4,125)	(20,802)
Investing activities:
Purchases of property and equipment	(4,559)	(28,136)
Purchase of intangible assets	(723)	—
Purchase of marketable securities	—	(242,329)
Proceeds from sales of marketable securities	93,342	12,657
Proceeds from maturities of marketable securities	31,896	250
Net cash provided by (used in) investing activities	119,956	(257,558)
Financing activities:
Payments on financing arrangement	(5,814)	(5,409)
Issuance of common stock from exercise of stock options	2,400	7,826
Net cash (used in) provided by financing activities	(3,414)	2,417
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	112,441	(275,961)
Cash, cash equivalents, and restricted cash at beginning of period	227,353	596,073
Cash, cash equivalents, and restricted cash at end of period	$339,794	$320,112

Supplemental disclosures of cash flow information:
Cash paid for interest	$436	$841
Cash paid for taxes	$2,547	$2,900
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$30,668	$15,023
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,893	$16,562
Contingent consideration payable from business acquisition	$—	$1,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium X Series and Chromium Connect instruments, which the Company refers to as “Chromium instruments,” the Company's Visium CytAssist and Xenium Analyzer instruments, which the Company refers to as “Spatial instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for the Company's Chromium, Visium and Xenium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe and North America.
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheets at December 31, 2022 have been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on February 16, 2023 (our "Annual Report").
2.    Summary of Significant Accounting Policies
There were no material changes in the Company's significant accounting policies during the three months ended March 31, 2023. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report, for information regarding the Company's significant accounting policies.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$302,826	$—	$—	$302,826	$163,184	$—	$—	$163,184	Level 1
Marketable securities:
Corporate debt securities	32,623	—	(382)	32,241	153,794	4	(2,768)	151,030	Level 2
Government debt securities	49,632	—	(828)	48,804	54,136	—	(1,247)	52,889	Level 2
Asset-backed securities	4,999	—	(74)	4,925	6,424	—	(105)	6,319	Level 2
Total available-for-sale securities	$390,080	$—	$(1,284)	$388,796	$377,538	$4	$(4,120)	$373,422
The contractual maturities of marketable securities as of March 31, 2023 were as follows (in thousands):

Fair Value
Due in one year or less	$66,133
Due after one year to five years	19,837
Total marketable securities	$85,970
During the three months ended March 31, 2023, the Company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt securities. The Company incurred no material gross realized gains or losses

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
from available-for-sales debt securities during the three months ended March 31, 2022. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other (expense) income, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive income (loss).” There are no allowances for credit losses for the periods presented. As of March 31, 2023, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
Inventory
Inventory was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Purchased materials	$37,100	$34,497
Work in progress	20,530	24,650
Finished goods	24,677	22,482
Inventory	$82,307	$81,629
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related costs	$4,298	$2,052
Accrued bonus	5,587	17,081
Accrued commissions	2,769	5,143
Accrued acquisition-related compensation	—	5,470
Other	4,920	2,929
Accrued compensation and related benefits	$17,574	$32,675
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Accrued legal and related costs	$5,639	$3,102
Accrued license fee	—	6,231
Accrued royalties for licensed technologies	4,501	4,707
Accrued property and equipment	22,167	26,750
Accrued professional services	4,318	5,180
Product warranties	3,206	3,023
Taxes payable	2,297	4,079
Other	5,258	6,707
Accrued expenses and other current liabilities	$47,386	$59,779

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2021
Beginning of period	$3,023	$994
Amounts charged to cost of revenue	1,630	775
Repairs and replacements	(1,447)	(672)
End of period	$3,206	$1,097
Revenue and Deferred Revenue
As of March 31, 2023, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $12.1 million, of which approximately $8.5 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $12.1 million and $11.0 million as of March 31, 2023 and December 31, 2022, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred revenue recognized	$2,107	$1,604
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company's Visium and Xenium products:

	Three Months Ended March 31,
	2023	2022
Instruments
Chromium	$11,626	$14,326
Spatial¹	7,550	103
Total instruments revenue	19,176	14,429
Consumables
Chromium	101,096	91,279
Spatial	11,282	6,671
Total consumables revenue	112,378	97,950
Services	2,731	2,117
Total revenue	$134,285	$114,496
1 The Spatial instruments revenue in the first quarter of 2022 related to revenue from the Visium Accessory Kit.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas
United States	$76,281	$57,441
Americas (excluding United States)	2,515	2,246
Total Americas	78,796	59,687
Europe, Middle East and Africa	28,422	20,532
Asia-Pacific
China¹	14,031	21,782
Asia-Pacific (excluding China)	13,036	12,495
Total Asia-Pacific	27,067	34,277
Total Revenue	$134,285	$114,496
1 Includes Hong Kong effective from the first quarter of 2023. Comparative period has been adjusted for this inclusion.
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing and distribution space in various locations worldwide. On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA"), consisting of various lease components, to lease additional office building space near the Company's Pleasanton, California headquarters. All of the lease components related to the MLA have commenced and the MLA is expected to terminate on June 30, 2033.
Future net lease payments related to the Company’s operating lease liabilities as of March 31, 2023 is as follows (in thousands):

Operating Leases
2023 (excluding the three months ended March 31, 2023)	$10,208
2024	16,435
2025	15,330
2026	16,101
2027	15,476
Thereafter	56,475
Total lease payments	$130,025
Less: imputed interest	(27,983)
Present value of operating lease liabilities	$102,042
Operating lease liabilities, current	$9,199
Operating lease liabilities, noncurrent	92,843
Total operating lease liabilities	$102,042
The following table summarizes additional information related to operating leases as of March 31, 2023:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	8.1 years	8.1 years
Weighted-average discount rate	5.7%	5.5%

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
Nanostring
On May 6, 2021, the Company filed suit against Nanostring Technologies, Inc. ("Nanostring") in the U.S. District Court for the District of Delaware alleging that Nanostring's GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the "GeoMx Action"). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company's claim of infringement of U.S. Patent No. 10,662,467. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Nanostring's making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. Nanostring filed its answer to the GeoMx Action on May 18, 2022. Discovery is in progress. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. Trial is scheduled for November 2023.
On February 28, 2022, the Company filed a second suit against Nanostring in the U.S. District Court for the District of Delaware alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, the Company filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. Nanostring filed its answer to the CosMx Action on May 26, 2022. On March 1, 2023, the Company filed a second amended complaint additionally alleging that the CosMx products infringe U.S. Patent No. 11,542,554. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Nanostring's making, using, selling, offering to sell, exporting and/or importing in the United States the CosMx Spatial Molecular Imager and associated instruments, reagents, and services. Nanostring filed its answer to the second amended complaint on March 22, 2023. Discovery is in progress. A Markman hearing is scheduled for December 2023 and trial is scheduled for September 2024.
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
On April 27, 2023, Nanostring filed a motion in the CosMx Action to add antitrust, unfair competition, and contract counterclaims. Nanostring seeks, among other relief, injunctive relief (including that the Company grant Nanostring a license to the patents that the Company asserted against Nanostring in the CosMx Action) and unspecified damages (including attorney's fees). The Company believes Nanostring’s claims are meritless and intends to vigorously defend itself.
On October 20, 2022, Nanostring filed a suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company's Visium products infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "Nanostring Action"). Nanostring seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company's making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents, and services. On January 24, 2023, the Court severed Nanostring’s claims with respect to U.S. Patent No. 11,377,689 from the CosMx Action and consolidated those claims with this action. Discovery is in progress. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. A Markman hearing is scheduled for December 2023 and trial is scheduled for December 2024. The Company believes Nanostring's claims in the Nanostring Action are meritless and intends to vigorously defend itself.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that Nanostring's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "928 Patent") (the "Germany CosMx Action"). The Company seeks, among other relief, injunctive relief in relation to Nanostring's making, using, selling, offering to sell, exporting and/or importing in Germany the CosMx Spatial Molecular Imager and associated

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
instruments and reagents. Nanostring filed its statement of defense to the Germany CosMx Action on August 26, 2022. A hearing on infringement was held on March 23, 2023 and a decision is expected around May 2023. On July 29, 2022, Nanostring filed a nullity action with the German Federal Patent Court challenging the validity of the 928 Patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the 928 Patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024 and a decision is expected around the end of 2024.
Vizgen
In May 2022, the Company filed suit against Vizgen, Inc. ("Vizgen") in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Vizgen's making, using, selling, offering to sell, exporting and/or importing in the United States the MERSCOPE Platform and workflow and Vizgen's Lab Services program, including associated instruments and reagents. On July 25, 2022, Vizgen filed a motion to dismiss the Company's claims for willful and indirect infringement, which the Court denied on September 19, 2022. Discovery is in progress. A Markman hearing is scheduled for December 2023 and trial is scheduled for November 2024.
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that the Company's Xenium products infringes U.S. Patent No. 11,098,303. Vizgen seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company's making, using, selling, offering to sell, exporting and/or importing in the United States Xenium products, including associated instruments and reagents. Vizgen also filed counterclaims alleging that the Company tortiously interfered with Vizgen's contractual and business relationship with Harvard and that the Company engaged in unfair practices under Massachusetts state law. On October 27, 2022, the Company filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, the Company's motion to dismiss was denied.
On March 15, 2023, the Company filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing its claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding antitrust, unfair competition, tort, and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that the Company grant Vizgen a license to the patents that the Company asserted against Vizgen) and unspecified damages (including attorneys' fees). The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207, and 10,738,357. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Parse's making, using, selling, offering to sell, exporting and/or importing in the United States the Evercode Whole Transcriptomics and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. The Court has not yet ruled on the motion. Discovery is in progress. A Markman hearing is scheduled for February 2024 and trial is scheduled for December 2024.
On April 20, 2023, Parse filed petitions for Inter Partes Review of U.S. Patent Nos. 10,155,981 and 10,150,995.
5.    Capital Stock
As of March 31, 2023, the number of shares of Class A common stock and Class B common stock issued and outstanding were 98,106,087 and 18,067,255, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2023	2022
Class B common stock converted to Class A common stock	600,000	200,000
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,461	$1,014
Research and development	17,780	11,291
Selling, general and administrative	22,860	13,742
Total stock-based compensation expense	$42,101	$26,047
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	5,836,192	$52.21
Granted	584,720	45.72
Vested	(397,222)	64.75
Cancelled	(152,540)	59.81
Outstanding as of March 31, 2023	5,871,150	$50.51
Stock Options
Stock option activity for the three months ended March 31, 2023 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	7,964,557	$37.10
Granted	272,904	50.10
Exercised	(581,111)	4.13
Cancelled and forfeited	(99,989)	85.63
Outstanding as of March 31, 2023	7,556,361	$39.46
Market-based Performance Stock Awards
In March 2023, the Company granted 172,842 performance restricted stock unit awards (PSAs) under the 2019 Plan to certain members of management, which are subject to the achievement of certain escalating stock price thresholds established by the Company's Compensation Committee of the Board of Directors.
The PSAs each vest in equal installments upon the achievement of escalating stock price thresholds of $72.14, $96.19 and $120.24 respectively, calculated based on the volume-weighted average price per share of the Company’s Class A common stock

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
over the immediately trailing 20 trading day period for each respective threshold. The escalating stock price thresholds can be met any time prior to the fifth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds, or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $43.13. Stock-based compensation expense recognized for these market-based awards was approximately $0.2 million for the three months ended March 31, 2023.
The Company estimates the fair values of shares granted under the PSAs using a Monte Carlo simulation model with the following assumptions:

Three Months Ended March 31, 2023
Expected volatility	71%
Risk-free interest rate	3.7%
Expected dividend	—%
In September 2022, the Company granted 709,025 PSAs including performance stock options and RSUs under the 2019 Plan to certain members of management, which are subject to the achievement of certain escalating stock price thresholds established by the Company's Compensation Committee of the Board of Directors.
As of March 31, 2023, none of the escalating stock price thresholds had been met for any of the PSAs, resulting in no shares vesting or becoming exercisable.
2019 Employee Stock Purchase Plan
A total of 3,486,671 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan ("ESPP"). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended March 31, 2023 and 2022, no shares of Class A common stock were issued under the ESPP. As of March 31, 2023, there were 3,108,600 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	7,556,361	8,419,444
Restricted stock units	5,871,150	1,610,391
Shares committed under ESPP	100,253	60,181
Shares subject to repurchase	—	12,500
Total	13,527,764	10,102,516

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report.
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
Our products cover a wide variety of applications and allow researchers to analyze biological systems at fundamental resolutions and on massive scale, such as at the single cell level for millions of cells. Customers purchase instruments and consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $50.7 million and $42.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.1 billion, and cash, cash equivalents and marketable securities totaling $418.3 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.

Operational Effectiveness in the COVID-19 Environment
We continue to closely monitor developments surrounding the COVID-19 pandemic including, among other developments, the potential impacts of variants. Some of our customers continue to navigate COVID-19 related challenges that we believe have affected our customers’ productivity. Such challenges have included COVID-19 related protocols and restrictions, difficulties hiring, training and retaining laboratory and other personnel, constraints on logistics, shipping and other distribution operations and impediments to procuring materials, equipment and components required for their experiments. For example, we believe COVID-19 related lockdowns in China have continued to negatively impact our revenues in the quarter ended March 31, 2023.

We, our suppliers and our other partners also have encountered COVID-19 related challenges, including difficulties procuring equipment, materials and components necessary to develop, manufacture and distribute our products, but to date we have not experienced any material impacts as a result of such challenges.
There is considerable uncertainty about the duration of the ongoing impacts of COVID-19. We expect COVID-19 to continue to impact our operating results, however, the extent of the financial impact and duration cannot be reasonably estimated at this time. For further discussion of the risks relating to the impacts of the COVID-19 pandemic, see the section titled “Risk Factors,” generally, and “Risk Factors—We are subject to risks associated with COVID-19,” specifically, under Part I, Item 1A of our Annual Report, which is incorporated by reference into this Quarterly Report.
Results of Operations

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$134,285	$114,496
Cost of revenue	35,895	25,478
Gross profit	98,390	89,018
Operating expenses:
Research and development	67,098	64,078
Selling, general and administrative	83,280	66,675
Total operating expenses	150,378	130,753
Loss from operations	(51,988)	(41,735)
Other income (expense):
Interest income	3,869	569
Interest expense	(19)	(128)
Other expense, net	(1,516)	(400)
Total other income	2,334	41
Loss before provision for income taxes	(49,654)	(41,694)
Provision for income taxes	1,093	719
Net loss	$(50,747)	$(42,413)
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Instruments
Chromium	$11,626	$14,326	$(2,700)	(19)%
Spatial¹	7,550	103	7,447	N/M
Total instruments revenue	19,176	14,429	4,747	33
Consumables
Chromium	101,096	91,279	9,817	11
Spatial	11,282	6,671	4,611	69
Total consumables revenue	112,378	97,950	14,428	15
Services	2,731	2,117	614	29
Total revenue	$134,285	$114,496	$19,789	17%
N/M: result not meaningful.
1 The Spatial instruments revenue in the first quarter of 2022 related to revenue from the Visium Accessory Kit.

Revenue increased $19.8 million, or 17%, to $134.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Instruments revenue increased $4.7 million, or 33%, to $19.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher volume of instruments sold. The revenue for the three months ended March 31, 2023 includes the sales of Visium CytAssist and Xenium instruments. There were no Visium CytAssist and Xenium instruments sold during the three months ended March 31, 2022. Chromium instruments revenue decreased $2.7 million, or 19%, to $11.6 million primarily due to lower volume of Chromium instruments sold. Consumables revenue increased $14.4 million, or 15%, to $112.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by higher volume of instruments sold.
Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$35,895	$25,478	$10,417	41%
Gross profit	$98,390	$89,018	$9,372	11%
Gross margin	73%	78%
Cost of revenue increased $10.4 million, or 41%, to $35.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily driven by higher manufacturing costs of $7.2 million due to increased sales and higher costs of newly introduced products, $2.2 million of higher inventory write-downs and $1.0 million of higher warranty charges.

We expect our gross margin will trend lower due in part to change in product mix with newly introduced products, the impacts of inflation, increased supply chain costs and increased costs due to expanding our operations infrastructure. In particular, the Xenium instrument currently carries a significantly lower margin than our other instruments. As we continue to scale our manufacturing capacity to produce more units, the cost per instrument will decline and there are also opportunities for component cost reduction, which we have not yet undertaken, that will improve instrument margin over time.
Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$67,098	$64,078	$3,020	5%
Selling, general and administrative	83,280	66,675	16,605	25
Total operating expenses	$150,378	$130,753	$19,625	15%
Research and development expenses increased $3.0 million, or 5%, to $67.1 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in personnel expenses of $7.4 million, including $6.5 million in stock-based compensation expense and $1.6 million of higher costs for facilities and information technology to support operational expansion. The increase is partially offset by lower costs of laboratory materials and supplies and expensed equipment of $5.0 million used to support our research and development efforts, $0.6 million of lower other expenses and $0.4 million of lower consulting and professional services.
Selling, general and administrative expenses increased $16.6 million, or 25%, to $83.3 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by increased personnel expenses of $9.9 million, including $9.1 million in stock-based compensation expense, increased outside legal expenses of $4.5 million and increased marketing expenses of $1.8 million.
We expect our operating expenditures to continue to increase in the remaining quarters of 2023 and beyond as we increase our investment to support new and existing research and development projects and incentivize and retain key talent, which we expect to result in increased stock-based compensation expense in future periods.

Other expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest income	$3,869	$569	$3,300	580%
Interest expense	(19)	(128)	109	(85)
Other expense, net	(1,516)	(400)	(1,116)	279
Total other income	$2,334	$41	$2,293	5,593%
Interest income increased by $3.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the three months ended March 31, 2023 and an increase in interest rates.
Interest expense decreased by $0.1 million, or 85% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was driven primarily by lower interest expense recognized on accrued license fees.
Other expense, net increased by $1.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily driven by $1.7 million of realized losses from the sale of available-for-sale debt securities, partially offset by net realized and unrealized gains from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company's provision for income taxes was $1.1 million and $0.7 million, respectively, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The provision for income taxes consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of March 31, 2023, we had $418.3 million in cash and cash equivalents, and marketable securities which were primarily held in U.S. banks. Short-term restricted cash of $2.5 million and long-term restricted cash of $5.0 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through the three months ended March 31, 2023, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.1 billion.
We currently anticipate making aggregate capital expenditures of between approximately $60 million and $70 million during the next 12 months, the majority of which we expect to incur for construction costs of the facilities on our property in Pleasanton, California over the next two quarters, as well as other global facilities and equipment to be used for manufacturing and research and development.
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
In January 2023, we signed an agreement to acquire certain intangible and other assets for an upfront payment of $10.0 million relating to an intellectual property license. Upon acquiring the assets, we expect to pay $10.0 million and up to $36.3 million cash consideration pursuant to the agreement in the event certain future technology development milestones are met as well as additional cash consideration tied to future sales milestones.

While we expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make, we believe that our existing cash and cash equivalents and cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(4,125)	$(20,802)
Investing activities	119,956	(257,558)
Financing activities	(3,414)	2,417
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$112,441	$(275,961)
Operating activities
The net cash used in operating activities of $4.1 million for the three months ended March 31, 2023 was primarily due to a net loss of $50.7 million, net cash outflow from changes in operating assets and liabilities of $6.0 million, primarily offset by stock-based compensation expense of $42.1 million, depreciation and amortization of $6.5 million, amortization of leased right-of-use assets of $2.1 million, realized losses on sale of marketable securities of $1.7 million, and other non-cash expenses of $0.2 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued compensation and other related benefits of $15.1 million related to the prior year annual bonus payments, an increase in other noncurrent assets of $10.5 million primarily due to an upfront payment for an intellectual property license of $10.0 million, an increase in prepaid expenses and other current assets of $4.3 million, and a decrease in operating lease liability of $2.3 million. The net cash outflow from operating assets and liabilities was partially offset by a decrease of accounts receivable of $26.3 million due to timing of collections and an increase in deferred revenue of $1.1 million.
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
Investing activities
The net cash provided by investing activities of $120.0 million in the three months ended March 31, 2023 was due to proceeds from sales and maturities of marketable securities of $93.3 million and $31.9 million, respectively, partially offset by purchases of property and equipment and intangible assets of $4.6 million and $0.7 million, respectively.
The net cash used in investing activities of $257.6 million in the three months ended March 31, 2022 was due to purchases of marketable securities of $242.3 million and property and equipment of $28.1 million, partially offset by proceeds from sales and maturities of marketable securities of $12.9 million.
Financing activities
The net cash used in financing activities of $3.4 million in the three months ended March 31, 2023 was primarily from proceeds of $2.4 million from the issuance of common stock from the exercise of stock options, partially offset by payments on financing arrangements of $5.8 million.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 16, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10x Genomics, Inc.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report, and any documents incorporated by reference therein, which is accessible on the SEC's website at www.sec.gov.
Item 5.    Other Information
None.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

10x Genomics, Inc.

Date: May 4, 2023	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)