Form 10-Q
period 2023-06-30
10x Genomics, Inc.
filed 2023-08-04
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2023, the registrant had 103,361,382 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report, other than statements of historical facts, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” "might," “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key factors affecting our performance, gross margin trends including the potential impacts of changes in product mix, average selling prices of our products and opportunities for cost reductions, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and the impact of macroeconomic conditions, including inflation and rising interest rates. These statements are based on management’s current expectations, forecasts, beliefs, assumptions and information currently available to management, and actual outcomes and results could differ materially from these statements due to a number of factors.
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct nor can we guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Further, our forward-looking statements may not accurately or fully reflect the potential impact of adverse geopolitical and macroeconomic events, international economic, political, legal compliance, social and business factors such as inflation and supply chain interruptions may have on our business, financial condition, results of operations and cash flows.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$325,879	$219,746
Marketable securities	65,506	210,238
Restricted cash	1,500	2,633
Accounts receivable, net	87,685	104,211
Inventory	83,687	81,629
Prepaid expenses and other current assets	18,683	16,578
Total current assets	582,940	635,035
Property and equipment, net	284,913	289,328
Restricted cash	3,474	4,974
Operating lease right-of-use assets	71,049	69,882
Goodwill	4,511	4,511
Intangible assets, net	22,290	22,858
Other noncurrent assets	20,461	2,392
Total assets	$989,638	$1,028,980
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,124	$21,599
Accrued compensation and related benefits	22,372	32,675
Accrued expenses and other current liabilities	34,088	59,779
Deferred revenue	9,217	7,867
Operating lease liabilities	9,286	9,037
Total current liabilities	98,087	130,957
Operating lease liabilities, noncurrent	90,331	86,139
Other noncurrent liabilities	7,919	6,141
Total liabilities	196,337	223,237
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,936,750	1,839,397
Accumulated deficit	(1,142,482)	(1,029,321)
Accumulated other comprehensive loss	(969)	(4,335)
Total stockholders’ equity	793,301	805,743
Total liabilities and stockholders’ equity	$989,638	$1,028,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$146,819	$114,609	$281,104	$229,105
Cost of revenue	47,207	27,704	83,102	53,182
Gross profit	99,612	86,905	198,002	175,923
Operating expenses:
Research and development	71,460	70,685	138,558	134,763
Selling, general and administrative	91,510	79,337	174,790	146,012
Total operating expenses	162,970	150,022	313,348	280,775
Loss from operations	(63,358)	(63,117)	(115,346)	(104,852)
Other income (expense):
Interest income	4,100	1,238	7,969	1,807
Interest expense	(5)	(109)	(24)	(237)
Other expense, net	(1,504)	(1,843)	(3,020)	(2,243)
Total other income (expense)	2,591	(714)	4,925	(673)
Loss before provision for income taxes	(60,767)	(63,831)	(110,421)	(105,525)
Provision for income taxes	1,647	627	2,740	1,346
Net loss	$(62,414)	$(64,458)	$(113,161)	$(106,871)

Net loss per share, basic and diluted	$(0.53)	$(0.57)	$(0.97)	$(0.94)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	116,707,672	113,574,757	116,166,776	113,272,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(62,414)	$(64,458)	$(113,161)	$(106,871)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	379	(1,326)	1,496	(3,729)
Realized loss on available-for-sale marketable securities reclassified into net loss	—	—	1,715	—
Foreign currency translation adjustment	131	(196)	155	(258)
Other comprehensive income (loss), net of tax	510	(1,522)	3,366	(3,987)
Comprehensive loss	$(61,904)	$(65,980)	$(109,795)	$(110,858)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
Issuance of Class A common stock related to equity awards	978,333	—	2,400	—	—	2,400
Stock-based compensation	—	—	42,133	—	—	42,133
Net loss	—	—	—	(50,747)	—	(50,747)
Other comprehensive income	—	—	—	—	2,856	2,856
Balance as of March 31, 2023	116,173,342	2	1,883,930	(1,080,068)	(1,479)	802,385
Issuance of Class A common stock related to equity awards	1,150,093	—	7,096	—	—	7,096
Stock-based compensation	—	—	45,724	—	—	45,724
Net loss	—	—	—	(62,414)	—	(62,414)
Other comprehensive income	—	—	—		510	510
Balance as of June 30, 2023	117,323,435	$2	$1,936,750	$(1,142,482)	$(969)	$793,301

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
Issuance of Class A common stock related to equity awards	761,373	—	7,826	—	—	7,826
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	26,137	—	—	26,137
Net loss	—	—	—	(42,413)	—	(42,413)
Other comprehensive loss	—	—	—	—	(2,465)	(2,465)
Balance as of March 31, 2022	113,276,350	2	1,714,860	(905,734)	(2,443)	806,685
Issuance of Class A common stock related to equity awards	610,447	—	6,360	—	—	6,360
Vesting of shares subject to repurchase, including early exercised options	—	—	32	—	—	32
Stock-based compensation	—	—	36,419	—	—	36,419
Net loss	—	—	—	(64,458)	—	(64,458)
Other comprehensive loss	—	—	—	—	(1,522)	(1,522)
Balance as of June 30, 2022	113,886,797	$2	$1,757,671	$(970,192)	$(3,965)	$783,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(113,161)	$(106,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	87,797	62,360
Depreciation and amortization	16,423	12,691
Amortization of right-of-use assets	4,070	3,728
Lease impairment charges	2,785	—
Realized loss on marketable securities	1,715	—
Other	613	460
Changes in operating assets and liabilities:
Accounts receivable	16,526	9,025
Inventory	(2,311)	(11,101)
Prepaid expenses and other current assets	(2,123)	(5,348)
Other noncurrent assets	(18,073)	115
Accounts payable	1,314	10,262
Accrued compensation and other related benefits	(10,313)	(8,007)
Deferred revenue	2,885	1,667
Accrued expenses and other current liabilities	494	(4,922)
Operating lease liability	(4,540)	(2,181)
Other noncurrent liabilities	248	357
Net cash used in operating activities	(15,651)	(37,765)
Investing activities:
Purchases of property and equipment	(29,915)	(55,355)
Purchase of intangible assets	(723)	—
Purchase of marketable securities	—	(271,547)
Proceeds from sales of marketable securities	94,947	32,693
Proceeds from maturities of marketable securities	51,185	9,124
Net cash provided by (used in) investing activities	115,494	(285,085)
Financing activities:
Payments on financing arrangement	(5,814)	(5,409)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	9,496	14,186
Net cash provided by financing activities	3,682	8,777
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25)	(210)
Net increase (decrease) in cash, cash equivalents, and restricted cash	103,500	(314,283)
Cash, cash equivalents, and restricted cash at beginning of period	227,353	596,073
Cash, cash equivalents, and restricted cash at end of period	$330,853	$281,790

Supplemental disclosures of cash flow information:
Cash paid for interest	$436	$841
Cash paid for taxes	$3,852	$3,319
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$9,317	$26,679
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,893	$16,562
Contingent consideration payable from business acquisition	$—	$1,500
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
2.    Summary of Significant Accounting Policies
There were no material changes in the Company's significant accounting policies during the six months ended June 30, 2023. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report for information regarding the Company's significant accounting policies.
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$315,407	$—	$—	$315,407	$163,184	$—	$—	$163,184	Level 1
Marketable securities:
Corporate debt securities	20,209	—	(234)	19,975	153,794	4	(2,768)	151,030	Level 2
Government debt securities	42,611	—	(623)	41,988	54,136	—	(1,247)	52,889	Level 2
Asset-backed securities	3,591	—	(48)	3,543	6,424	—	(105)	6,319	Level 2
Total available-for-sale securities	$381,818	$—	$(905)	$380,913	$377,538	$4	$(4,120)	$373,422
The contractual maturities of marketable securities as of June 30, 2023 were as follows (in thousands):

Fair Value
Due in one year or less	$59,716
Due after one year to five years	5,790
Total marketable securities	$65,506
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three months ended June 30, 2023 and three and six months ended June 30, 2022. During the six months ended June 30, 2023, the Company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
securities. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented. As of June 30, 2023, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
Inventory
Inventory was comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Purchased materials	$37,942	$34,497
Work in progress	24,098	24,650
Finished goods	21,647	22,482
Inventory	$83,687	$81,629
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$36,801	$36,780
Building	137,167	—
Laboratory equipment and machinery	63,180	54,658
Computer equipment and software	15,862	12,565
Furniture and fixtures	10,847	9,642
Leasehold improvements	92,783	91,518
Construction in progress	13,801	152,995
Total property and equipment	370,441	358,158
Less: accumulated depreciation and amortization	(85,528)	(68,830)
Property and equipment, net	$284,913	$289,328

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related costs	$2,965	$2,052
Accrued bonus	10,770	17,081
Accrued commissions	5,286	5,143
Accrued acquisition-related compensation	—	5,470
Other	3,351	2,929
Accrued compensation and related benefits	$22,372	$32,675
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Accrued legal and related costs	$3,884	$3,102
Accrued license fee	—	6,231
Accrued royalties for licensed technologies	4,942	4,707
Accrued property and equipment	9,094	26,750
Accrued professional services	6,579	5,180
Product warranties	3,941	3,023
Taxes payable	2,323	4,079
Other	3,325	6,707
Accrued expenses and other current liabilities	$34,088	$59,779
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning of period	$3,023	$994
Amounts charged to cost of revenue	3,833	1,983
Repairs and replacements	(2,915)	(1,547)
End of period	$3,941	$1,430

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue and Deferred Revenue
As of June 30, 2023, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $13.9 million, of which approximately $9.2 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $13.9 million and $11.0 million as of June 30, 2023 and December 31, 2022, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2022 and December 31, 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred revenue recognized	$1,856	$1,294	$3,963	$2,897
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company's Visium and Xenium products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Instruments
Chromium	$12,859	$14,047	$24,485	$28,373
Spatial	18,096	689	25,646	792
Total instruments revenue	30,955	14,736	50,131	29,165
Consumables
Chromium	100,794	91,048	201,890	182,327
Spatial	11,694	6,886	22,976	13,557
Total consumables revenue	112,488	97,934	224,866	195,884
Services	3,376	1,939	6,107	4,056
Total revenue	$146,819	$114,609	$281,104	$229,105
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas
United States	$88,394	$69,373	$164,675	$126,814
Americas (excluding United States)	3,149	1,515	5,664	3,761
Total Americas	91,543	70,888	170,339	130,575
Europe, Middle East and Africa	31,246	25,608	59,668	46,140
Asia-Pacific
China¹	12,755	9,984	26,786	31,766
Asia-Pacific (excluding China)	11,275	8,129	24,311	20,624
Total Asia-Pacific	24,030	18,113	51,097	52,390
Total Revenue	$146,819	$114,609	$281,104	$229,105
1 Includes Hong Kong effective from the first quarter of 2023. Comparative periods have been adjusted for this inclusion.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Future net lease payments related to the Company’s operating lease liabilities as of June 30, 2023 is as follows (in thousands):

Operating Leases
2023 (excluding the six months ended June 30, 2023)	$6,656
2024	16,354
2025	15,259
2026	16,014
2027	15,436
Thereafter	56,390
Total lease payments	$126,109
Less: imputed interest	(26,492)
Present value of operating lease liabilities	$99,617
Operating lease liabilities, current	$9,286
Operating lease liabilities, noncurrent	90,331
Total operating lease liabilities	$99,617
The following table summarizes additional information related to operating leases as of June 30, 2023:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	7.9 years	8.1 years
Weighted-average discount rate	5.8%	5.5%
During the three months ended June 30, 2023, the Company made the decision to vacate some of its leased office space for the remaining lease term through 2025 and entered into an agreement to sublease certain portions of the vacated office space. In connection with this decision and based upon the expected cash flow from the sublease, the Company recognized $2.8 million of impairment loss associated with these long-lived assets within selling, general and administrative expenses on the condensed consolidated statement of operations during the three and six months ended June 30, 2023.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On February 28, 2022, the Company filed a second suit against NanoString in the U.S. District Court for the District of Delaware alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the "CosMx Action"). On May 12, 2022, the Company filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. NanoString filed its answer to the CosMx Action on May 26, 2022. On March 1, 2023, the Company filed a second amended complaint additionally alleging that the CosMx products infringe U.S. Patent No. 11,542,554. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString's making, using, selling, offering to sell, exporting and/or importing in the United States the CosMx Spatial Molecular Imager and associated instruments, reagents and services. NanoString filed its answer to the second amended complaint on March 22, 2023. Discovery is in progress. A Markman hearing is scheduled for December 2023 and trial is scheduled for September 2024.
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
On April 27, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition and contract counterclaims. NanoString seeks, among other relief, injunctive relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorney's fees). On July 10, 2023, the Court denied NanoString’s motion to add a contract counterclaim but otherwise granted the motion. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. The Company believes NanoString’s claims are meritless and intends to vigorously defend itself.
On October 20, 2022, NanoString filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company's Visium products infringe U.S. Patent No. 11,473,142, a continuation of U.S. Patent No. 11,377,689 (the "NanoString Action"). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company's making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to U.S. Patent No. 11,377,689 from the CosMx Action and consolidated those claims with this action. Discovery is in progress. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. A Markman hearing is scheduled for December 2023 and trial is scheduled for December 2024. The Company believes NanoString's claims in the NanoString Action are meritless and intends to vigorously defend itself.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the "EP928 Patent") (the "Germany CosMx Action"). A hearing on infringement was held on March 23, 2023. On May 17, 2023, the Munich Regional Court found that the CosMx products infringe the EP928 patent and issued a permanent injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in Germany. The injunction took effect on June 1, 2023. On May 25, 2023, NanoString filed an appeal of the German CosMx Action in the Munich Higher Regional Court. A hearing date has not yet been set for this appeal. On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP928 Patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP928 Patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024 and a decision is expected around the end of 2024.
On June 1, 2023, the Company filed suit in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe the EP928 patent and EP Patent No. 4108782 (the “EP782 patent”) (the “UPC CosMx Actions”). In the UPC CosMx Actions, the Company seeks

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
preliminary injunctions with respect to NanoString’s CosMx instruments and reagents for RNA detection in the jurisdictions of the UPC in which the EP928 and EP782 patents are in effect. Preliminary injunction hearings are scheduled for the EP928 and EP782 patents on September 19, 2023 and September 5, 2023, respectively.
On July 18, 2023, NanoString filed a European opposition against the EP782 patent. No schedule has yet been set for this opposition.
On July 27, 2023, NanoString filed a revocation action against the EP928 patent in the Munich Central Division of the UPC. No schedule has yet been set for this action.
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
On March 15, 2023, the Company filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing its claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding antitrust, unfair competition, tort and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that the Company grant Vizgen a license to the patents that the Company asserted against Vizgen) and unspecified damages (including attorneys' fees). On May 18, 2023, the Company filed a motion to dismiss Vizgen’s amended counterclaims. On July 10, 2023, the Court granted our motion to dismiss Vizgen’s contract counterclaim but otherwise denied our motion to dismiss. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
On June 1, 2023, the Company filed suit in the Hamburg Local Division of the Unified Patent Court alleging that Vizgen’s MERSCOPE products infringe the EP782 patent. A hearing date has not yet been set. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s MERSCOPE products in the jurisdictions of the UPC in which the EP782 patent is in effect.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981, 10,697,013, 10,240,197, 10,150,995, 10,619,207 and 10,738,357. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Parse's making, using, selling, offering to sell, exporting and/or importing in the United States the Evercode Whole Transcriptomics and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. The Court has not yet ruled on the motion. Discovery is in progress. A Markman hearing is scheduled for February 2024 and trial is scheduled for December 2024.
Between April 20 and June 21, 2023, Parse filed petitions for Inter Partes Review of all of the patents asserted.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5.    Capital Stock
As of June 30, 2023, the number of shares of Class A common stock and Class B common stock issued and outstanding were 103,266,602 and 14,056,833, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class B common stock converted to Class A common stock	4,010,422	579,210	4,610,422	779,210
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,835	$1,453	$3,296	$2,467
Research and development	19,560	15,579	37,340	26,870
Selling, general and administrative	24,301	19,281	47,161	33,023
Total stock-based compensation expense	$45,696	$36,313	$87,797	$62,360
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	5,836,192	$52.21
Granted	1,948,808	50.68
Vested	(922,619)	61.97
Cancelled	(428,549)	57.69
Outstanding as of June 30, 2023	6,433,832	$49.98
Stock Options
Stock option activity for the six months ended June 30, 2023 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	7,964,557	$37.10
Granted	300,870	50.80
Exercised	(1,088,527)	5.02
Cancelled and forfeited	(169,273)	82.96
Outstanding as of June 30, 2023	7,007,627	$41.56

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Market-based Performance Stock Awards
In March 2023, the Company granted 172,842 performance restricted stock unit awards (PSAs) under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company's Compensation Committee of the Board of Directors.
The PSAs each vest in equal installments upon the achievement of stock price thresholds of $72.14, $96.19 and $120.24 respectively, calculated based on the volume-weighted average price per share of the Company’s Class A common stock over the immediately trailing 20 trading day period for each respective threshold. The stock price thresholds can be met any time prior to the fifth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $43.13. Stock-based compensation expense recognized for these market-based awards was approximately $1.8 million and $2.0 million for the three and six months ended June 30, 2023.
The Company estimates the fair values of shares granted under the PSAs using a Monte Carlo simulation model with the following assumptions:

Expected volatility	71%
Risk-free interest rate	3.7%
Expected dividend	—%
In September 2022, the Company granted 709,025 PSAs including performance stock options and RSUs under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company's Compensation Committee of the Board of Directors.
As of June 30, 2023, none of the stock price thresholds had been met for any of the PSAs, resulting in no shares vesting or becoming exercisable.
2019 Employee Stock Purchase Plan
A total of 3,486,671 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan ("ESPP"). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended June 30, 2023 and 2022, 117,280 and 91,871 shares of Class A common stock, respectively, were issued under the ESPP. There were no shares of Class A common stock issued under the ESPP during the three months ended March 31, 2023 and 2022. As of June 30, 2023, there were 2,991,320 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	7,007,627	8,159,680	7,007,627	8,159,680
Restricted stock units	6,433,832	2,565,452	6,433,832	2,565,452
Shares committed under ESPP	34,718	19,611	34,718	19,611
Shares subject to repurchase	—	6,250	—	6,250
Total	13,476,177	10,750,993	13,476,177	10,750,993

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8.    Subsequent Event
In January 2023, the Company signed an agreement to acquire certain intangible and other assets for an upfront payment of $10.0 million relating to an intellectual property license. In July 2023, the transaction closed and the Company paid $10.0 million upon acquiring the assets. Under the agreement, the Company is obligated to provide additional cash consideration if certain technology development milestones are met. In July 2023, one of the development milestones was met and triggered a $10.0 million payment. Up to $26.3 million of additional cash consideration is due if certain technology development milestones are met. In addition, the Company expects to pay additional cash consideration tied to future sales milestones if such milestones are met.

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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at resolution and scale that matches the complexity of biology. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium X Series and Chromium Connect instruments, which we refer to as “Chromium instruments,” our Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of transcriptomic probes from standard glass slides to Visium slides and our Xenium Analyzer, an instrument designed for fully automated high-throughput analysis of cells in their tissue environment, which we refer to as “Spatial instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $62.4 million and $113.2 million for the three and six months ended June 30, 2023 and $64.5 million and $106.9 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1.1 billion and cash, cash equivalents and marketable securities totaling $391.4 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$146,819	$114,609	$281,104	$229,105
Cost of revenue	47,207	27,704	83,102	53,182
Gross profit	99,612	86,905	198,002	175,923
Operating expenses:
Research and development	71,460	70,685	138,558	134,763
Selling, general and administrative	91,510	79,337	174,790	146,012
Total operating expenses	162,970	150,022	313,348	280,775
Loss from operations	(63,358)	(63,117)	(115,346)	(104,852)
Other income (expense):
Interest income	4,100	1,238	7,969	1,807
Interest expense	(5)	(109)	(24)	(237)
Other expense, net	(1,504)	(1,843)	(3,020)	(2,243)
Total other income (expense)	2,591	(714)	4,925	(673)
Loss before provision for income taxes	(60,767)	(63,831)	(110,421)	(105,525)
Provision for income taxes	1,647	627	2,740	1,346
Net loss	$(62,414)	$(64,458)	$(113,161)	$(106,871)
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Instruments
Chromium	$12,859	$14,047	$(1,188)	(8)%	$24,485	$28,373	$(3,888)	(14)%
Spatial	18,096	689	17,407	2,526	25,646	792	24,854	3,138
Total instruments revenue	30,955	14,736	16,219	110	50,131	29,165	20,966	72
Consumables
Chromium	100,794	91,048	9,746	11	201,890	182,327	19,563	11
Spatial	11,694	6,886	4,808	70	22,976	13,557	9,419	69
Total consumables revenue	112,488	97,934	14,554	15	224,866	195,884	28,982	15
Services	3,376	1,939	1,437	74	6,107	4,056	2,051	51
Total revenue	$146,819	$114,609	$32,210	28%	$281,104	$229,105	$51,999	23%
Revenue increased $32.2 million, or 28%, to $146.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Instruments revenue increased $16.2 million, or 110%, to $31.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher volume of instruments sold. The revenue for the three months ended June 30, 2023 includes the sales of Xenium instruments. There were no Xenium instruments sold during the three months ended June 30, 2022. Chromium instruments revenue decreased $1.2 million, or 8%, to $12.9 million primarily due to a shift in mix to lower price Chromium instruments despite an increase in the volume of Chromium instruments sold. Consumables revenue increased $14.6 million, or 15%, to $112.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by higher volume of total instruments sold.
Revenue increased $52.0 million, or 23%, to $281.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Instruments revenue increased $21.0 million, or 72%, to $50.1 million for the six months ended

June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher volume of instruments sold. The revenue for the six months ended June 30, 2023 includes the sales of Visium CytAssist and Xenium instruments. There were no Xenium instruments sold during the six months ended June 30, 2022. Chromium instruments revenue decreased $3.9 million, or 14%, to $24.5 million primarily due to lower volume of Chromium instruments sold. Consumables revenue increased $29.0 million, or 15%, to $224.9 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by higher volume of total instruments sold.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$47,207	$27,704	$19,503	70%	$83,102	$53,182	$29,920	56%
Gross profit	$99,612	$86,905	$12,707	15%	$198,002	$175,923	$22,079	13%
Gross margin	68%	76%			70%	77%
Cost of revenue increased $19.5 million, or 70%, to $47.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily driven by higher manufacturing costs of $17.9 million due to increased sales and higher costs of newly introduced products, $0.9 million of higher warranty charges and $0.7 million of higher inventory write-downs.
Cost of revenue increased $29.9 million, or 56%, to $83.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily driven by higher manufacturing costs of $25.1 million due to increased sales and higher costs of newly introduced products, $2.9 million of higher inventory write-downs and $1.8 million of higher warranty charges.

We expect our gross margin will continue to trend lower due in part to change in product mix with newly introduced products, the impacts of inflation, increased supply chain costs and increased costs due to expanding our operations infrastructure. In particular, the Xenium instrument currently carries a significantly lower margin than our other instruments. As we continue to scale our manufacturing capacity, we believe that there are opportunities for cost reductions and also for increases to average selling price that we expect will improve instrument margin over the long term.
Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$71,460	$70,685	$775	1%	$138,558	$134,763	$3,795	3%
Selling, general and administrative	91,510	79,337	12,173	15	174,790	146,012	28,778	20
Total operating expenses	$162,970	$150,022	$12,948	9%	$313,348	$280,775	$32,573	12%
Research and development expenses increased $0.8 million, or 1%, to $71.5 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by an increase in personnel expenses of $3.4 million, including $4.0 million in stock-based compensation expense, $0.7 million in other expenses and $0.4 million of higher costs for facilities and information technology to support operational expansion. The increase is partially offset by lower costs of laboratory materials and supplies of $4.0 million used to support our research and development efforts.
Research and development expenses increased $3.8 million, or 3%, to $138.6 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in personnel expenses of $10.1 million, including $10.5 million in stock-based compensation expense, and $2.0 million of higher costs for facilities and information technology to support operational expansion. The increase is partially offset by lower costs of laboratory materials and supplies of $9.0 million used to support our research and development efforts.
Selling, general and administrative expenses increased $12.2 million, or 15%, to $91.5 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by increased personnel expenses of $3.4 million, including $5.0 million in stock-based compensation expense, $4.7 million of higher costs for facilities and information technology to support operational expansion including a lease impairment charge of $2.8 million and $4.0 million of increased outside legal expenses.
Selling, general and administrative expenses increased $28.8 million, or 20%, to $174.8 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by increased personnel expenses of $13.3 million, including $14.1 million in stock-based compensation expense, $8.4 million of increased outside legal expenses, $5.0 million of higher costs for facilities and information technology to support operational expansion including a lease impairment charge of $2.8 million, and $1.5 million of increased marketing expenses.
We expect our operating expenditures to continue to increase for the remainder of 2023 and beyond as we increase our investment to support new and existing research and development projects and incentivize and retain key talent, which we expect to result in increased stock-based compensation expense in future periods.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest income	$4,100	$1,238	$2,862	231%	$7,969	$1,807	$6,162	341%
Interest expense	(5)	(109)	104	(95)	(24)	(237)	213	(90)
Other expense, net	(1,504)	(1,843)	339	(18)	(3,020)	(2,243)	(777)	35
Total other income (expense)	$2,591	$(714)	$3,305	(463)%	$4,925	$(673)	$5,598	(832)%
Interest income increased by $2.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Interest income increased by $6.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the three and six months ended June 30, 2023 reflecting an increase in interest rates.
Interest expense decreased by $0.1 million, or 95% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Interest expense decreased by $0.2 million, or 90% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Other expense, net decreased by $0.3 million, or 18% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was driven by lower net realized and unrealized losses from foreign currency rate measurement fluctuations. Other expense, net increased by $0.8 million, or 35% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily driven by $1.7 million of realized losses from the sale of available-for-sale debt securities, partially offset by lower net realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company's provision for income taxes was $1.6 million and $2.7 million, respectively, for the three and six months ended June 30, 2023, and $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2022. The provision for income taxes consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.

Liquidity and Capital Resources
As of June 30, 2023, we had $391.4 million in cash and cash equivalents and marketable securities. Short-term restricted cash of $1.5 million and long-term restricted cash of $3.5 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through June 30, 2023, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.1 billion.
We currently anticipate making aggregate capital expenditures of between approximately $35 million and $40 million during the next 12 months, which we expect to include, among other expenditures, the construction costs of our global facilities and equipment to be used for manufacturing and research and development.
Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, investments in or acquisitions of complementary or enhancing technologies or businesses, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities and the introduction of new products.
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
In January 2023, we signed an agreement to acquire certain intangible and other assets for an upfront payment of $10.0 million relating to an intellectual property license. In July 2023, the transaction closed and we paid $10.0 million upon acquiring the assets. Under the agreement, we are obligated to provide additional cash consideration if certain technology development milestones are met. In July 2023, one of the development milestones was met and triggered a $10.0 million payment. Up to $26.3 million of additional cash consideration is due if certain technology development milestones are met. In addition, we expect to pay additional cash consideration tied to future sales milestones if such milestones are met.
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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(15,651)	$(37,765)
Investing activities	115,494	(285,085)
Financing activities	3,682	8,777
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25)	(210)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$103,500	$(314,283)
Operating activities
The net cash used in operating activities of $15.7 million for the six months ended June 30, 2023 was primarily due to a net loss of $113.2 million, net cash outflow from changes in operating assets and liabilities of $15.9 million, primarily offset by stock-based compensation expense of $87.8 million, depreciation and amortization of $16.4 million, amortization of leased right-of-use assets of $4.1 million, lease impairment charges of $2.8 million, realized losses on sale of marketable securities of $1.7 million and other non-cash expenses of $0.6 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in other noncurrent assets of $18.1 million primarily due to an upfront payment for an intellectual property license of $10.0 million and a legal security deposit of $7.8 million (refer to Note 4, Commitments and Contingencies - Litigation - NanoString, to the notes to condensed financial statements for further details), a decrease in accrued compensation and other related benefits of $10.3 million primarily related to the prior year annual bonus payments, a decrease in operating lease liability of $4.5 million, an increase in inventory of $2.3 million, and a decrease in prepaid expenses and other current assets of $2.1 million. The net cash outflow from operating assets and liabilities was partially offset by a decrease of accounts receivable of $16.5 million due to timing of collections, an increase in deferred revenue of $2.9 million, and an increase in accounts payable of $1.3 million due to timing of vendor payments.
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
Investing activities
The net cash provided by investing activities of $115.5 million in the six months ended June 30, 2023 was due to proceeds from sales and maturities of marketable securities of $94.9 million and $51.2 million, respectively, partially offset by purchases of property and equipment and intangible assets of $29.9 million and $0.7 million, respectively.
The net cash used in investing activities of $285.1 million in the six months ended June 30, 2022 was due to purchases of marketable securities of $271.5 million and property and equipment of $55.4 million, partially offset by proceeds from sales and maturities of marketable securities of $32.7 million and $9.1 million, respectively.
Financing activities
The net cash provided by financing activities of $3.7 million in the six months ended June 30, 2023 was primarily from proceeds of $9.5 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan, partially offset by payments on financing arrangements of $5.8 million.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 16, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

10x Genomics, Inc.

Date: August 3, 2023	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)