Form 10-Q
period 2023-09-30
10x Genomics, Inc.
filed 2023-11-03
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 31, 2023, the registrant had 104,151,768 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report, other than statements of historical facts, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key factors affecting our performance, gross margin trends including the potential impacts of acquisitions, changes in product mix, average selling prices of our products and opportunities for cost reductions, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and the impact of macroeconomic conditions, including inflation and rising interest rates. These statements are based on management’s current expectations, forecasts, beliefs, assumptions and information currently available to management, and actual outcomes and results could differ materially from these statements due to a number of factors.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in our Annual Report and this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (“SEC”). Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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

Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts, (https://X.com/10xGenomics, https://www.facebook.com/10xGenomics and
https://www.linkedin.com/company/10xgenomics). We use these channels to communicate with our customers and the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$311,264	$219,746
Marketable securities	45,643	210,238
Restricted cash	500	2,633
Accounts receivable, net	103,847	104,211
Inventory	80,917	81,629
Prepaid expenses and other current assets	20,177	16,578
Total current assets	562,348	635,035
Property and equipment, net	285,008	289,328
Restricted cash	2,974	4,974
Operating lease right-of-use assets	69,192	69,882
Goodwill	4,511	4,511
Intangible assets, net	21,833	22,858
Other noncurrent assets	2,674	2,392
Total assets	$948,540	$1,028,980
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,836	$21,599
Accrued compensation and related benefits	28,477	32,675
Accrued expenses and other current liabilities	36,256	59,779
Deferred revenue	11,143	7,867
Operating lease liabilities	10,005	9,037
Total current liabilities	104,717	130,957
Operating lease liabilities, noncurrent	88,468	86,139
Other noncurrent liabilities	10,139	6,141
Total liabilities	203,324	223,237
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,981,359	1,839,397
Accumulated deficit	(1,235,468)	(1,029,321)
Accumulated other comprehensive loss	(677)	(4,335)
Total stockholders’ equity	745,216	805,743
Total liabilities and stockholders’ equity	$948,540	$1,028,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$153,644	$131,072	$434,748	$360,177
Cost of revenue	58,115	30,377	141,217	83,559
Gross profit	95,529	100,695	293,531	276,618
Operating expenses:
Research and development	66,507	67,290	205,065	202,053
In-process research and development	41,402	—	41,402	—
Selling, general and administrative	82,415	73,401	257,205	219,413
Total operating expenses	190,324	140,691	503,672	421,466
Loss from operations	(94,795)	(39,996)	(210,141)	(144,848)
Other income (expense):
Interest income	4,300	2,025	12,269	3,832
Interest expense	(1)	(114)	(25)	(351)
Other expense, net	(1,248)	(1,950)	(4,268)	(4,193)
Total other income (expense)	3,051	(39)	7,976	(712)
Loss before provision for income taxes	(91,744)	(40,035)	(202,165)	(145,560)
Provision for income taxes	1,242	1,879	3,982	3,225
Net loss	$(92,986)	$(41,914)	$(206,147)	$(148,785)

Net loss per share, basic and diluted	$(0.79)	$(0.37)	$(1.77)	$(1.31)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	117,728,293	114,112,382	116,693,008	113,555,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(92,986)	$(41,914)	$(206,147)	$(148,785)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	425	(1,459)	1,921	(5,188)
Realized loss on available-for-sale marketable securities reclassified into net loss	—	—	1,715	—
Foreign currency translation adjustment	(133)	(68)	22	(326)
Other comprehensive income (loss), net of tax	292	(1,527)	3,658	(5,514)
Comprehensive loss	$(92,694)	$(43,441)	$(202,489)	$(154,299)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
Issuance of Class A common stock related to equity awards	978,333	—	2,400	—	—	2,400
Stock-based compensation	—	—	42,133	—	—	42,133
Net loss	—	—	—	(50,747)	—	(50,747)
Other comprehensive income	—	—	—	—	2,856	2,856
Balance as of March 31, 2023	116,173,342	2	1,883,930	(1,080,068)	(1,479)	802,385
Issuance of Class A common stock related to equity awards	1,150,093	—	7,096	—	—	7,096
Stock-based compensation	—	—	45,724	—	—	45,724
Net loss	—	—	—	(62,414)	—	(62,414)
Other comprehensive income	—	—	—	—	510	510
Balance as of June 30, 2023	117,323,435	2	1,936,750	(1,142,482)	(969)	793,301
Issuance of Class A common stock related to equity awards	874,282	—	4,374	—	—	4,374
Stock-based compensation	—	—	40,235	—	—	40,235
Net loss	—	—	—	(92,986)	—	(92,986)
Other comprehensive income	—	—	—	—	292	292
Balance as of September 30, 2023	118,197,717	$2	$1,981,359	$(1,235,468)	$(677)	$745,216

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

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(206,147)	$(148,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	128,032	95,874
Depreciation and amortization	25,795	18,847
Amortization of right-of-use assets	6,118	5,687
Lease impairment charges	2,785	—
Realized loss on marketable securities	1,715	—
Other	470	1,120
Changes in operating assets and liabilities:
Accounts receivable	361	1,673
Inventory	257	(19,761)
Prepaid expenses and other current assets	(3,646)	(2,457)
Other noncurrent assets	(290)	411
Accounts payable	(2,811)	6,082
Accrued compensation and other related benefits	(4,169)	(3,163)
Deferred revenue	6,637	1,845
Accrued expenses and other current liabilities	9,153	2,867
Operating lease liability	(5,864)	(4,566)
Other noncurrent liabilities	649	(3,003)
Net cash used in operating activities	(40,955)	(47,329)
Investing activities:
Purchases of property and equipment	(45,151)	(91,927)
Purchases of intangible assets	(923)	—
Purchases of marketable securities	—	(282,871)
Acquisition of business, net of cash acquired	—	(1,500)
Proceeds from sales of marketable securities	96,137	41,401
Proceeds from maturities of marketable securities	70,331	17,182
Net cash provided by (used in) investing activities	120,394	(317,715)
Financing activities:
Payments on financing arrangement	(5,814)	(5,409)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	13,870	16,225
Net cash provided by financing activities	8,056	10,816
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(110)	(295)
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,385	(354,523)
Cash, cash equivalents, and restricted cash at beginning of period	227,353	596,073
Cash, cash equivalents, and restricted cash at end of period	$314,738	$241,550

Supplemental disclosures of cash flow information:
Cash paid for interest	$436	$841
Cash paid for taxes	$4,451	$3,649
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,900	$29,290
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,170	$16,562
Contingent consideration payable from business acquisition	$—	$1,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium X Series and Chromium Connect instruments, which the Company refers to as “Chromium instruments,” the Company’s Visium CytAssist and Xenium Analyzer instruments, which the Company refers to as “Spatial instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for the Company’s Chromium, Visium and Xenium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe, Oceania and North America.
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
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on February 16, 2023 (our “Annual Report”).
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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
3.    Asset Acquisition
On January 28, 2023, the Company signed an agreement to acquire certain intangible and other assets for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction on July 14, 2023, the Company paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, the Company is obligated to provide additional cash consideration if certain technology development milestones are met. As of September 30, 2023, the Company has paid $21.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met. Furthermore, the Company expects to pay cash consideration tied to future sales milestones if such milestones are met.
The transaction was accounted for as an asset acquisition. In connection with this acquisition and milestone payments, the Company acquired an in-process research and development intangible asset of $41.4 million during the three months ended September 30, 2023 which did not have alternative future use and therefore was recognized as an expense and included as a component of in-process research and development in the condensed consolidated statements of operations. The Company also acquired an intangible asset of $0.2 million related to assembled workforce which is included in “Intangible assets, net” in the condensed consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$41,402
Intangible assets - acquired workforce	200
Property and equipment	671
Other assets and liabilities, net	(1,160)
Total net assets acquired	$41,113

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$296,315	$—	$—	$296,315	$163,184	$—	$—	$163,184	Level 1
Marketable securities:
Corporate debt securities	12,454	—	(130)	12,324	153,794	4	(2,768)	151,030	Level 2
Government debt securities	31,303	—	(322)	30,981	54,136	—	(1,247)	52,889	Level 2
Asset-backed securities	2,366	—	(28)	2,338	6,424	—	(105)	6,319	Level 2
Total available-for-sale securities	$342,438	$—	$(480)	$341,958	$377,538	$4	$(4,120)	$373,422
The contractual maturities of marketable securities as of September 30, 2023 were as follows (in thousands):

Fair Value
Due in one year or less	$43,305
Due after one year to five years	2,338
Total marketable securities	$45,643
The carrying value of the marketable securities as of September 30, 2023 includes $7.2 million of U.S. Government Treasury securities which matured on September 30, 2023 and are pending settlement.
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three months ended September 30, 2023 and the three and nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt securities. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented. As of September 30, 2023, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Inventory
Inventory was comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Purchased materials	$35,829	$34,497
Work in progress	23,245	24,650
Finished goods	21,843	22,482
Inventory	$80,917	$81,629
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$36,757	$36,780
Building	144,877	—
Laboratory equipment and machinery	68,021	54,658
Computer equipment and software	16,297	12,565
Furniture and fixtures	10,910	9,642
Leasehold improvements	95,013	91,518
Construction in progress	7,006	152,995
Total property and equipment	378,881	358,158
Less: accumulated depreciation and amortization	(93,873)	(68,830)
Property and equipment, net	$285,008	$289,328
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and related costs	$2,027	$2,052
Accrued bonus	15,783	17,081
Accrued commissions	5,348	5,143
Accrued acquisition-related compensation	—	5,470
Other	5,319	2,929
Accrued compensation and related benefits	$28,477	$32,675

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Accrued legal and related costs	$5,584	$3,102
Accrued license fee	—	6,231
Accrued royalties for licensed technologies	5,344	4,707
Accrued property and equipment	2,814	26,750
Accrued professional services	7,591	5,180
Product warranties	6,435	3,023
Taxes payable	3,693	4,079
Other	4,795	6,707
Accrued expenses and other current liabilities	$36,256	$59,779
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning of period	$3,023	$994
Amounts charged to cost of revenue	7,780	3,590
Repairs and replacements	(4,368)	(2,616)
End of period	$6,435	$1,968
Revenue and Deferred Revenue
As of September 30, 2023, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $17.7 million, of which approximately $11.1 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $17.7 million and $11.0 million as of September 30, 2023 and December 31, 2022, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2022 and December 31, 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred revenue recognized	$1,534	$1,043	$5,497	$3,940

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Instruments
Chromium	$12,231	$14,936	$36,716	$43,309
Spatial	22,711	5,963	48,357	6,755
Total instruments revenue	34,942	20,899	85,073	50,064
Consumables
Chromium	100,282	97,868	302,172	280,195
Spatial	14,091	10,239	37,067	23,796
Total consumables revenue	114,373	108,107	339,239	303,991
Services	4,329	2,066	10,436	6,122
Total revenue	$153,644	$131,072	$434,748	$360,177
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas
United States	$96,094	$75,345	$260,769	$202,159
Americas (excluding United States)	2,917	2,236	8,581	5,997
Total Americas	99,011	77,581	269,350	208,156
Europe, Middle East and Africa	32,019	27,927	91,687	74,067
Asia-Pacific
China¹	12,431	16,313	39,217	48,079
Asia-Pacific (excluding China)	10,183	9,251	34,494	29,875
Total Asia-Pacific	22,614	25,564	73,711	77,954
Total Revenue	$153,644	$131,072	$434,748	$360,177
1 Includes Hong Kong effective from the first quarter of 2023. Comparative periods have been adjusted for this inclusion.
5.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing and distribution space in various locations worldwide. On November 6, 2020, the Company entered into a Master Lease Agreement (“MLA”), consisting of various lease components, to lease additional office building space near the Company’s Pleasanton, California headquarters. All of the lease components related to the MLA have commenced and the MLA is expected to terminate on June 30, 2033.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future net lease payments related to the Company’s operating lease liabilities as of September 30, 2023 is as follows (in thousands):

Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$2,958
2024	16,720
2025	15,628
2026	16,382
2027	15,647
Thereafter	56,349
Total lease payments	$123,684
Less: imputed interest	(25,211)
Present value of operating lease liabilities	$98,473
Operating lease liabilities, current	$10,005
Operating lease liabilities, noncurrent	88,468
Total operating lease liabilities	$98,473
The following table summarizes additional information related to operating leases as of September 30, 2023:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	7.7 years	8.1 years
Weighted-average discount rate	5.8%	5.5%
During the nine months ended September 30, 2023, the Company made the decision to vacate some of its leased office space for the remaining lease term through 2025 and entered into an agreement to sublease certain portions of the vacated office space. In connection with this decision and based upon the expected cash flow from the sublease, the Company recognized $2.8 million of impairment loss associated with these long-lived assets within selling, general and administrative expenses on the condensed consolidated statement of operations during the nine months ended September 30, 2023. The Company did not incur lease impairment charges during the three months ended September 30, 2023.
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
NanoString
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claim of infringement of U.S. Patent No. 10,662,467. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. Trial is scheduled from November 13 to November 17, 2023.
On February 28, 2022, the Company filed a second suit against NanoString in the U.S. District Court for the District of Delaware alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the “CosMx Action”). On May 12, 2022, the Company filed an amended complaint in the CosMx Action additionally alleging that the CosMx products infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. NanoString filed its answer to the CosMx Action on May 26, 2022. On March 1, 2023, the Company filed a second amended complaint additionally alleging that the CosMx products infringe U.S. Patent No. 11,542,554. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the CosMx Spatial Molecular Imager and associated instruments, reagents and services. NanoString filed its answer to the second amended complaint on March 22, 2023. Discovery is in progress. A Markman hearing is scheduled for December 2023 and trial is scheduled for September 2024.
On August 16, 2022, NanoString filed a counterclaim in the CosMx Action alleging that the Company’s Visium products infringe U.S. Patent No. 11,377,689 (the “689 patent”). The Company filed its answer to NanoString’s counterclaim in the CosMx Action on August 30, 2022. On November 23, 2022, the Company moved to sever claims relating to NanoString’s assertion of the 689 patent and consolidate those claims with the patent case NanoString filed against the Company on October 20, 2022 (discussed below). On January 24, 2023, the Court granted the Company’s motion.
On April 27, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition and contract counterclaims. NanoString seeks, among other relief, injunctive relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorney’s fees). On July 10, 2023, the Court denied NanoString’s motion to add a contract counterclaim but otherwise granted the motion. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. The Company believes NanoString’s claims are meritless and intends to vigorously defend itself.
On October 20, 2022, NanoString filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s Visium products infringe U.S. Patent No. 11,473,142 (the “142 patent”), a continuation of the 689 patent (the “NanoString Action”). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to the 689 patent from the CosMx Action and consolidated those claims with the NanoString action. Discovery is in progress. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. A Markman hearing is scheduled for December 2023 and trial is scheduled for December 2024. The Company believes NanoString’s claims in the NanoString Action are meritless and intends to vigorously defend itself.
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the “EP928 patent”) (the “Germany CosMx Action”). A hearing on infringement was held on March 23, 2023. On May 17, 2023, the Munich Regional Court found that the CosMx products infringe the EP928 patent and issued a permanent injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in Germany. The injunction took effect on June 1, 2023. On May 25, 2023, NanoString filed an appeal of the German CosMx Action in the Munich Higher Regional Court. A hearing date has not yet been set for this appeal. On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP928 Patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP928 patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024 and a decision is expected around the end of 2024.
On June 1, 2023, the Company filed suit in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe the EP928 patent and EP Patent No. 4108782 (the “EP782 patent”) (the “UPC CosMx Actions”). In the UPC CosMx Actions, the Company sought

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
preliminary injunctions with respect to NanoString’s CosMx instruments and reagents for RNA detection in the jurisdictions of the UPC in which the EP928 and EP782 patents are in effect. On September 19, 2023, the UPC granted the Company’s request for the EP782 patent and issued a preliminary injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in all 17 UPC member states. On October 10, 2023, the UPC denied the Company’s preliminary injunction request for the EP928 patent. On October 2, 2023, NanoString filed an appeal of the preliminary injunction for the EP782 patent in the UPC Court of Appeals. An oral hearing for this appeal is scheduled for December 18, 2023. On August 31 and September 18, 2023, the Company filed main requests in the Munich Local Division of the UPC alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP782 and EP928 patents, respectively.
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP782 patent. No schedule has yet been set for this opposition. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP928 patent. An oral hearing is scheduled for February 2024 in connection with this revocation action.
Vizgen
In May 2022, the Company filed suit against Vizgen, Inc. (“Vizgen”) in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s making, using, selling, offering to sell, exporting and/or importing in the United States the MERSCOPE Platform and workflow and Vizgen’s Lab Services program, including associated instruments and reagents. On July 25, 2022, Vizgen filed a motion to dismiss the Company’s claims for willful and indirect infringement, which the Court denied on September 19, 2022. Discovery is in progress. A Markman hearing is scheduled for December 2023 and trial is scheduled for November 2024.
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that the Company’s Xenium products infringe U.S. Patent No. 11,098,303 (the “303 patent”). Vizgen seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States Xenium products, including associated instruments and reagents. Vizgen also filed counterclaims alleging that the Company tortiously interfered with Vizgen’s contractual and business relationship with Harvard and that the Company engaged in unfair practices under Massachusetts state law. On October 27, 2022, the Company filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, the Company’s motion to dismiss was denied.
On March 15, 2023, the Company filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing its claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding antitrust, unfair competition, tort and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that the Company grant Vizgen a license to the patents that the Company asserted against Vizgen) and unspecified damages (including attorneys’ fees). On May 18, 2023, the Company filed a motion to dismiss Vizgen’s amended counterclaims. On July 10, 2023, the Court granted the Company’s motion to dismiss Vizgen’s contract counterclaim but otherwise denied the Company’s motion to dismiss. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
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
On August 30, 2023, the Company filed a petition for IPR of the 303 patent.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013, 10,240,197, 10,150,995, (the “995 patent”), 10,619,207 and 10,738,357. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Parse’s

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
making, using, selling, offering to sell, exporting and/or importing in the United States the Evercode Whole Transcriptomics and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. Discovery is in progress. A Markman hearing is scheduled for February 2024 and trial is scheduled for December 2024.
Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. On October 19, 2023, IPR institution was denied on the 995 patent. Institution decisions for the IPRs on the other asserted patents are expected by December 2023.
6.    Capital Stock
As of September 30, 2023, the number of shares of Class A common stock and Class B common stock issued and outstanding were 104,140,884 and 14,056,833, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class B common stock converted to Class A common stock	—	—	4,610,422	779,210
7.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,844	$1,281	$5,140	$3,748
Research and development	17,856	14,476	55,196	41,346
Selling, general and administrative	20,535	17,757	67,696	50,780
Total stock-based compensation expense	$40,235	$33,514	$128,032	$95,874
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	5,836,192	$52.21
Granted	2,069,494	51.19
Vested	(1,433,832)	60.09
Cancelled	(772,870)	54.79
Outstanding as of September 30, 2023	5,698,984	$49.50

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the nine months ended September 30, 2023 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	7,964,557	$37.10
Granted	357,457	52.18
Exercised	(1,451,596)	6.78
Cancelled and forfeited	(404,590)	78.54
Outstanding as of September 30, 2023	6,465,828	$42.15
Market-based Performance Stock Awards
In March 2023, the Company granted 172,842 performance restricted stock unit awards (PSAs) under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company’s Compensation Committee of the Board of Directors.
The PSAs each vest in equal installments upon the achievement of stock price thresholds of $72.14, $96.19 and $120.24 respectively, calculated based on the volume-weighted average price per share of the Company’s Class A common stock over the immediately trailing 20 trading day period for each respective threshold. The stock price thresholds can be met any time prior to the fifth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $43.13. Stock-based compensation expense recognized for these market-based awards was approximately $1.8 million and $3.8 million for the three and nine months ended September 30, 2023.
The Company estimates the fair values of shares granted under the PSAs using a Monte Carlo simulation model with the following assumptions:

Expected volatility	71%
Risk-free interest rate	3.7%
Expected dividend	—%
In September 2022, the Company granted 709,025 PSAs including RSUs and a performance stock option under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company’s Compensation Committee of the Board of Directors.
As of September 30, 2023, none of the stock price thresholds had been met for any of the PSAs, resulting in no shares vesting or becoming exercisable.
2019 Employee Stock Purchase Plan
A total of 3,486,671 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the nine months ended September 30, 2023 and 2022, 117,280 and 91,871 shares of Class A common stock, respectively, were issued under the ESPP. There were no shares of Class A common stock issued under the ESPP during the three months ended September 30, 2023 and 2022. As of September 30, 2023, there were 2,991,320 shares available for issuance under the ESPP.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	6,465,828	8,350,916	6,465,828	8,350,916
Restricted stock units	5,698,984	5,810,722	5,698,984	5,810,722
Shares committed under ESPP	105,292	74,835	105,292	74,835
Total	12,270,104	14,236,473	12,270,104	14,236,473

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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at resolution and scale that matches the complexity of biology. We have launched multiple products that enable researchers to understand and interrogate biological analytes in their full biological context. Our commercial product portfolio leverages our Chromium X Series and Chromium Connect instruments, which we refer to as “Chromium instruments,” our Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of transcriptomic probes from standard glass slides to Visium slides, and our Xenium Analyzer, an instrument designed for fully automated high-throughput analysis of cells in their tissue environment, which we refer to as “Spatial instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $93.0 million and $206.1 million for the three and nine months ended September 30, 2023 and $41.9 million and $148.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1.2 billion and cash, cash equivalents and marketable securities totaling $356.9 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will continue to increase in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$153,644	$131,072	$434,748	$360,177
Cost of revenue	58,115	30,377	141,217	83,559
Gross profit	95,529	100,695	293,531	276,618
Operating expenses:
Research and development	66,507	67,290	205,065	202,053
In-process research and development	41,402	—	41,402	—
Selling, general and administrative	82,415	73,401	257,205	219,413
Total operating expenses	190,324	140,691	503,672	421,466
Loss from operations	(94,795)	(39,996)	(210,141)	(144,848)
Other income (expense):
Interest income	4,300	2,025	12,269	3,832
Interest expense	(1)	(114)	(25)	(351)
Other expense, net	(1,248)	(1,950)	(4,268)	(4,193)
Total other income (expense)	3,051	(39)	7,976	(712)
Loss before provision for income taxes	(91,744)	(40,035)	(202,165)	(145,560)
Provision for income taxes	1,242	1,879	3,982	3,225
Net loss	$(92,986)	$(41,914)	$(206,147)	$(148,785)
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Instruments
Chromium	$12,231	$14,936	$(2,705)	(18)%	$36,716	$43,309	$(6,593)	(15)%
Spatial	22,711	5,963	16,748	281	48,357	6,755	41,602	616
Total instruments revenue	34,942	20,899	14,043	67	85,073	50,064	35,009	70
Consumables
Chromium	100,282	97,868	2,414	2	302,172	280,195	21,977	8
Spatial	14,091	10,239	3,852	38	37,067	23,796	13,271	56
Total consumables revenue	114,373	108,107	6,266	6	339,239	303,991	35,248	12
Services	4,329	2,066	2,263	110	10,436	6,122	4,314	70
Total revenue	$153,644	$131,072	$22,572	17%	$434,748	$360,177	$74,571	21%
Revenue increased $22.6 million, or 17%, to $153.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Instruments revenue increased $14.0 million, or 67%, to $34.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to higher volume of Spatial instruments sold. The revenue for the three months ended September 30, 2023 includes the sales of Xenium instruments. There were no Xenium instruments sold during the three months ended September 30, 2022 and CytAssist began shipping in June 2022. Chromium instruments revenue decreased $2.7 million, or 18%, to $12.2 million primarily due to lower volume of Chromium instruments sold and changes in product mix. Consumables revenue increased $6.3 million, or 6%, to $114.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by growth in Spatial consumables sales.

Revenue increased $74.6 million, or 21%, to $434.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Instruments revenue increased $35.0 million, or 70%, to $85.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher volume of Spatial instruments sold. The revenue for the nine months ended September 30, 2023 includes the sales of Xenium instruments. There were no Xenium instruments sold during the nine months ended September 30, 2022 and CytAssist began shipping in June 2022. Chromium instruments revenue decreased $6.6 million, or 15%, to $36.7 million primarily due to lower volume of Chromium instruments sold and changes in product mix. Consumables revenue increased $35.2 million, or 12%, to $339.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by growth in Chromium consumables sales.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$58,115	$30,377	$27,738	91%	$141,217	$83,559	$57,658	69%
Gross profit	$95,529	$100,695	$(5,166)	(5)%	$293,531	$276,618	$16,913	6%
Gross margin	62%	77%			68%	77%
Cost of revenue increased $27.7 million, or 91%, to $58.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily driven by higher manufacturing costs of $24.8 million due to increased sales and higher costs of newly introduced products, $1.8 million of higher warranty charges and $1.7 million of higher inventory write-downs.
Cost of revenue increased $57.7 million, or 69%, to $141.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily driven by higher manufacturing costs of $49.8 million due to increased sales and higher costs of newly introduced products, $4.5 million of higher inventory write-downs and $3.7 million of higher warranty charges.
We expect our gross margin will continue to trend lower due in part to change in product mix with newly introduced products, the impacts of inflation including, among other impacts, employee compensation and benefits, increased supply chain costs and increased costs due to expanding our operations infrastructure. In particular, the Xenium instrument currently carries a significantly lower margin than our other instruments. As we continue to scale our manufacturing capacity, we believe that there are opportunities for cost reductions and also for increases to average selling price that we expect will improve instrument margin over the long term.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$66,507	$67,290	$(783)	(1)%	$205,065	$202,053	$3,012	1%
In-process research and development	41,402	—	41,402	100	41,402	—	41,402	100
Selling, general and administrative	82,415	73,401	9,014	12	257,205	219,413	37,792	17
Total operating expenses	$190,324	$140,691	$49,633	35%	$503,672	$421,466	$82,206	20%
Research and development expenses decreased $0.8 million, or 1%, to $66.5 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily driven by lower laboratory materials and supplies of $4.2 million and lower consulting and professional services of $0.9 million. The decrease was partially offset by higher personnel expenses of $2.9 million, including $3.4 million in stock-based compensation expense, $0.8 million of higher costs for facilities and information technology to support operational expansion, and $0.6 million increase in other expenses.
Research and development expenses increased $3.0 million, or 1%, to $205.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase in personnel expenses of $13.8 million, including $13.9 million in stock-based compensation expense, $2.8 million of higher costs for facilities and information technology to support operational expansion, and $0.9 million increase in other expenses. The increase is partially offset by lower costs of laboratory materials and supplies of $13.2 million and $1.1 million in consulting and professional services.
In-process research and development expense during the three months ended September 30, 2023 related to the January 2023 agreement to acquire certain intangible and other assets which was accounted for as an asset acquisition. In connection with the acquisition, we recognized an in-process research and development intangible asset of $41.4 million which did not have alternative future use and therefore was recognized as an expense during the period. See Note 3 to the condensed consolidated financial statements for further details. There were no similar purchases in the three and nine months ended September 30, 2022.
Selling, general and administrative expenses increased $9.0 million, or 12%, to $82.4 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by $4.0 million of increased outside legal expenses, increased personnel expenses of $2.8 million which was primarily stock-based compensation expense, $0.8 million of higher marketing expenses, $0.6 million of higher costs for facilities and information technology to support operational expansion and higher consulting and professional services of $0.6 million.
Selling, general and administrative expenses increased $37.8 million, or 17%, to $257.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by increased personnel expenses of $16.0 million, including $16.9 million in stock-based compensation expense, $12.3 million of increased outside legal expenses, $5.6 million of higher costs for facilities and information technology to support operational expansion, $2.3 million of increased marketing expenses and $1.2 million of higher consulting and professional services expenses.
We expect our operating expenditures to continue to increase as we invest to support new and existing research and development projects and incentivize and retain key talent.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest income	$4,300	$2,025	$2,275	112%	$12,269	$3,832	$8,437	220%
Interest expense	(1)	(114)	113	(99)	(25)	(351)	326	(93)
Other expense, net	(1,248)	(1,950)	702	(36)	(4,268)	(4,193)	(75)	2
Total other income (expense)	$3,051	$(39)	$3,090	(7,923)%	$7,976	$(712)	$8,688	(1,220)%
Interest income increased by $2.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Interest income increased by $8.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the three and nine months ended September 30, 2023 reflecting an increase in interest rates.
Other expense, net decreased by $0.7 million, or 36% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was driven by lower net realized and unrealized losses from foreign currency rate measurement fluctuations. Other expense, net increased by $0.1 million, or 2% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily driven by $1.7 million of realized losses from the sale of available-for-sale debt securities, partially offset by lower net realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $1.2 million and $4.0 million, respectively, for the three and nine months ended September 30, 2023, and $1.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2022. The provision for income taxes consists primarily of foreign taxes. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.

Liquidity and Capital Resources
As of September 30, 2023, we had $356.9 million in cash and cash equivalents and marketable securities. Short-term restricted cash of $0.5 million and long-term restricted cash of $3.0 million primarily serves as collateral for outstanding letters of credit for facilities. We have generated negative cumulative cash flows from operations since inception through September 30, 2023, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.2 billion.
We currently anticipate making aggregate capital expenditures of between approximately $20 million and $25 million during the next 12 months, which we expect to include, among other expenditures, equipment to be used for manufacturing and research and development.
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
In January 2023, we signed an agreement to acquire certain intangible and other assets for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction in July 2023, we paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, we are obligated to provide additional cash consideration if certain technology development milestones are met. As of September 30, 2023, we have paid $21.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met. Furthermore, we expect to pay cash consideration tied to future sales milestones if such milestones are met.
We expect to continue to incur operating losses for the foreseeable future. We believe that our existing cash and cash equivalents and cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(40,955)	$(47,329)
Investing activities	120,394	(317,715)
Financing activities	8,056	10,816
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(110)	(295)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$87,385	$(354,523)
Operating activities
The net cash used in operating activities of $41.0 million for the nine months ended September 30, 2023 was primarily due to a net loss of $206.1 million, of which $41.4 million related to in-process research and development expense, partially offset by stock-based compensation expense of $128.0 million, depreciation and amortization of $25.8 million, amortization of leased right-of-use assets of $6.1 million, lease impairment charges of $2.8 million, realized losses on sale of marketable securities of $1.7 million, other non-cash expenses of $0.5 million and net cash inflow from changes in operating assets and liabilities of $0.3 million. The net cash inflow from operating assets and liabilities was primarily due to an increase in accrued expenses and other current liabilities of $9.2 million, an increase in deferred revenue of $6.6 million, an increase in other noncurrent liabilities of $0.6 million and a decrease in accounts receivable of $0.4 million. The net cash inflow from operating assets and liabilities was primarily offset by a decrease in operating lease liability of $5.9 million, a decrease in accrued compensation and other related benefits of $4.2 million primarily related to the prior year annual bonus payments, an increase in prepaid expenses and other current assets of $3.6 million and a decrease in accounts payable of $2.8 million due to timing of vendor payments.
The net cash used in operating activities of $47.3 million for the nine months ended September 30, 2022 was primarily due to a net loss of $148.8 million, net cash outflow from changes in operating assets and liabilities of $20.1 million, partially offset by stock-based compensation expense of $95.9 million, depreciation and amortization of $18.8 million, amortization of leased right-of-use assets of $5.7 million, amortization of premium and accretion of discount on marketable securities, net of $0.7 million and loss on disposal of property and equipment of $0.5 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventory of $19.8 million due to ramp-up of inventory for anticipated demand and supply chain management, a decrease of $4.6 million due to payment of operating lease liabilities, a decrease in accrued compensation and other related benefits of $3.2 million due to the prior year annual bonus payments, a decrease in other noncurrent liabilities of $3.0 million and an increase in prepaid expenses and other current assets of $2.5 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable of $6.1 million due to timing of vendor payments, an increase in accrued expenses and other current liabilities of $2.9 million, an increase in deferred revenue of $1.8 million and a decrease in accounts receivable of $1.7 million due to timing of collections.
Investing activities
The net cash provided by investing activities of $120.4 million in the nine months ended September 30, 2023 was due to proceeds from sales and maturities of marketable securities of $96.1 million and $70.3 million, respectively, partially offset by purchases of property and equipment and intangible assets of $45.2 million and $0.9 million, respectively.
The net cash used in investing activities of $317.7 million in the nine months ended September 30, 2022 was due to purchases of marketable securities of $282.9 million and property and equipment of $91.9 million and payment of acquisition-related holdback cash of $1.5 million, partially offset by proceeds from sales and maturities of marketable securities of $41.4 million and $17.2 million, respectively.

Financing activities
The net cash provided by financing activities of $8.1 million in the nine months ended September 30, 2023 was primarily from proceeds of $13.9 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan, partially offset by payments on financing arrangements of $5.8 million.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 16, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10x Genomics, Inc.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report, and any documents incorporated by reference therein, which is accessible on the SEC’s website at www.sec.gov.
Item 5.    Other Information
None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On September 13, 2023, Serge Saxonov, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 152,000 shares of the Company’s common stock plus up to 40,000 carryover shares from a prior 10b5-1 plan that will expire on December 29, 2023, subject to certain conditions. The expiration date of the trading arrangement is December 31, 2024.

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

10x Genomics, Inc.

Date: November 2, 2023	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)