Form 10-K
period 2023-12-31
10x Genomics, Inc.
filed 2024-02-15
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2023 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq on that date was $5.7 billion.
As of January 31, 2024, the registrant had 105,109,711 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended , which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, gross margin trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Annual Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “10x” and similar references refer to 10x Genomics, Inc. and its subsidiaries.

Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts, (https://X.com/10xGenomics, https://www.facebook.com/10xGenomics and
https://www.linkedin.com/company/10xgenomics). We use these channels to communicate with our customers and the public about the Company, our products, our services, our financial results, business developments and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Annual Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

PART I
Item 1. Business.
Mission
Our mission is to accelerate the mastery of biology to advance human health.
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have built deep expertise across diverse disciplines including chemistry, biology, hardware and software. Innovations in all of these areas have enabled our rapidly expanding suite of products, which allow our customers to interrogate biological systems at previously inaccessible resolution and scale. Our products have enabled researchers to make fundamental discoveries across multiple areas of biology, including oncology, immunology and neuroscience, and have helped empower the single cell revolution hailed by Science magazine as the 2018 “Breakthrough of the Year.” Our products have won many awards, including among others the technological advancements in single cell multimodal omics hailed by Nature Methods journal as the 2019 “Method of the Year” and the technological advancements in spatially resolved transcriptomics hailed by Nature Methods journal as the 2020 “Method of the Year.” Through our compatible partner program, we and our two long read sequencing company partners launched products and protocols providing the ability to obtain full-length isoforms at single cell resolution. This groundbreaking capability was highlighted as part of the Nature Methods 2022 “Method of the Year” Long-read sequencing. Since 2015, a total of seven 10x products have been recognized by The Scientist magazine on their annual Top 10 Innovations list, an annual list of newly released products that have the potential to generate the biggest impact on scientific research.
Since launching our first product in mid-2015 through December 31, 2023, we have sold 5,966 instruments to researchers around the world, including academic and translational researchers and biopharmaceutical companies. We believe that we remain in the very early stages of our penetration into multiple large markets. We expect that 10x will power a “Century of Biology” in which many of humanity’s most pressing health challenges will be solved by precision diagnostics, targeted therapies and cures to currently intractable diseases.
The “10x” in our name refers to our focus on opportunities with the greatest potential for exponential advances and impact. We believe that the scientific and medical community currently understands only a tiny fraction of the full complexity of biology. The key to advancing human health lies in accelerating this understanding. The human body consists of over 40 trillion cells, each with a genome of 3 billion DNA base pairs and a unique epigenetic program regulating the transcription of tens of thousands of different RNAs, which are then translated into tens of thousands of different proteins. Progress in the life sciences will require the ability to measure biological systems in a much more comprehensive fashion and to experiment on biological systems at fundamental resolutions and on massive scale, which are inaccessible with previously existing technologies. We believe that our technologies overcome these limitations, unlocking fundamental biological insights essential for advancing human health.

Our product portfolio consists of multiple integrated platforms that include instruments, consumables and software. These integrated solutions guide customers through the workflow from sample preparation to analysis and visualization.
Each of our platforms is designed to interrogate a major class of biological information that is impactful to researchers at high resolution and scale:
•Our Chromium platform enables high-throughput analysis of individual biological components. It is a precisely engineered reagent delivery system that divides a sample into individual components in up to a million or more partitions, enabling large numbers of parallel micro-reactions. In this manner, for example, the individual single cells of a large population of cells can be segregated so that each cell resides in its own partition. Each partition then behaves as a micro-scale reaction vessel in which its contents are barcoded with a DNA sequence that specifically identifies those contents as being distinct from the contents of other partitions. Once biological material in each partition is barcoded, they can then be pooled and sequenced together. Finally, the barcode sequences can be used to easily tease apart information originating from different partitions. Our approach to partitioning and barcoding gives researchers the ability to measure many discrete biological materials and/or perform many different experiments in parallel, providing tremendous resolution and scale. Our Chromium platform offers comprehensive solutions to measure tissues at single cell resolution and scale. Chromium enables multiomic readouts including gene expression, protein, chromatin, V(D)J, CRISPR/guide RNAs (gRNAs) and antigens, has broad sample compatibility (formalin-fixed paraffin-embedded (FFPE), fresh, frozen and paraformaldehyde (PFA) fixed tissue and whole blood) and delivers high performance including high cell recovery rates (CRE), high sensitivity, robustness and reproducibility.
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
•Our Xenium platform for in situ analysis is designed to give scientists the ability not only to locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample often discovered using our Chromium and Visium platforms. Xenium In Situ detects and preserves the cellular localization of hundreds of RNA targets directly in a fresh frozen or FFPE tissue section without the need for conventional sequencing, providing researchers with a detailed map of gene expression patterns without sacrificing resolution or target number.
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
As of December 31, 2023, we employed a commercial team of 450 employees, many of whom hold PhD degrees, who help drive adoption of our products and support our vision. We prioritize creating a superior user experience from pre-sales to onboarding through the generation of novel publishable discoveries, which drive awareness and adoption of our products. We have a scalable, multi-channel commercial infrastructure including a direct sales force in North America and certain regions of Europe and distribution partners in Asia, certain regions of Europe, Oceania, Central America, South America, the Middle East and Africa that drives our customer growth. This is supplemented with an extensive and highly specialized customer service infrastructure with PhD-level specialists. We currently have customers in over 50 countries.
Our revenue was $618.7 million and $516.4 million for the years ended 2023 and 2022, respectively, representing a year-over-year growth rate of 20%. We generated net losses of $255.1 million and $166.0 million for the years ended 2023 and 2022, respectively.
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
DNA, the hereditary material of living organisms, is the foundation for a series of biological processes that form the basis for biology and how cells function. DNA is transcribed into messenger RNA (mRNA) in a process referred to as transcription or, alternatively, gene expression. Information from the mRNA molecules is then translated into protein in a process called translation. Each gene has the ability to create multiple different mRNAs, resulting in the production of over 100,000 different

mRNAs from about 30,000 genes. The complete collection of all of the DNA, mRNA and proteins are called the genome, transcriptome or gene expression profile, and the proteome, respectively. The epigenome includes molecular configurations and chemical DNA modifications that affect how genes are regulated. The genome, epigenome, transcriptome and proteome can be distinct for each of the trillions of cells in the human body and collectively constitute a rich architecture of biology.
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
•Limited ability for multiomic interrogation;
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
Our platforms
Our platforms are integrated solutions comprised of instruments, consumables and software. They are built with our expertise in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. All of our products begin with a researcher’s sample (such as a collection of thousands to millions of cells or a slice of fresh frozen or FFPE tissue). Our Chromium platform performs high-throughput barcoding to construct libraries that are compatible with standard third-party sequencers. Our Visium platform allows researchers to combine spatially resolved whole transcriptome measurements across tissue sections with a high-resolution image. Up to millions of unique, arrayed barcodes that represent a spatial location allow for analytes to be captured from tissue, spatially barcoded and then mapped back to their original tissue location after sequencing. Our Xenium platform includes the Xenium Analyzer, a fully automated instrument that integrates sample handling, liquid handling and imaging. In this workflow, targeted probes are hybridized to tissue sections on Xenium slides, which are then processed on our Xenium Analyzer. Sequencing is not required. Our proprietary software then provides turn-key analysis pipelines and intuitive visualization tools for all of our platforms that allows researchers to easily interpret the biological data from the samples.
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

UMAP
Categories
Graph-Based
Graph-Based: Up-Regulated Genes Per Cluster
Chromium iX
10x GENOMICS
Chromium Next GEM Single Cell 3' LT GEM Kit v3.1
Chromium Next GEM Single Cell 3' GEM Kit v3.1
3' CellPlex Kit Set A
Chromium Next GEM Single Cell 3' LT Gel Beads v3.1
Chromium Next GEM Single Cell 3' Gel Beads v3.1
3' Feature Barcode Kit
Library Construction Kit

Our Chromium X and iX, Chromium Connect and microfluidic chips. Our Chromium consumables run on our Chromium instruments. Our Chromium iX instrument is capable of running our Standard Throughput consumables. Our Chromium X instrument is capable of running our Standard and High Throughput consumables. Customers are able to purchase a license that upgrades their Chromium iX to a Chromium X, unlocking the ability to run our High Throughput consumables. We have designed our instruments to be widely accessible to researchers and each of these instruments has a form factor that easily fits on a standard laboratory bench. Our Chromium instruments operate exclusively with our microfluidic chips, which are highly engineered single-use devices that process samples and reagents. During our Chromium workflows, the researcher loads a sample onto the microfluidic chip along with our proprietary gel beads and oils. The loaded chip is inserted into the Chromium instrument, which facilitates the generation of GEMs that contain sample and gel beads. Our Chromium Connect product is an automated Chromium instrument that incorporates liquid handling robotics to automate our workflow and can be utilized with our Single Cell Gene Expression, Single Cell Gene Expression Flex and Single Cell Immune Profiling solutions.

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
•Different biochemistries to enable single cell research: The Chromium platform offers two technical approaches—he probe-based approach (Chromium Flex) and the Reverse Transcription (RT)-based approach (Chromium 3’ and 5’) to measure gene and protein expression. Both approaches cater to unique use cases, open the door for different applications and expand sample compatibility
Our Chromium platform currently provides researchers with the following solutions:
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
For this solution, customers run their samples of interest on Chromium X Series or Chromium Connect instruments, or on legacy Chromium Controller instruments, to generate GEMs containing single cells and prepare single cell libraries using our reagents. Researchers can sequence these single cell libraries on standard third-party sequencers, analyze their data using our Cell Ranger analysis pipeline software and visualize their data using our Loupe Cell Browser software. The browser displays a visual representation of the data in which cells having similar gene expression profiles are colored and clustered together. Researchers can explore their data by cluster or gene(s) of interest to derive biological meaning from the visualizations. The following visualization is an example showing single cell profiling of approximately 26,000 human endometrium cells highlighting several subpopulations.

macrophages
mast cells
T-cells
lymphatic endothelial
endothelial 1
endothelial 2
endothelial 3
pericytes
stromal 1
stromal 2
stromal 3
smooth muscle cells
epithelial
unknown

______________
UMAP projection of approximately 26,000 human endometrium cells. Major subpopulations were identified based on gene markers.
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
Chromium Single Cell Gene Expression Flex works on samples fixed with paraformaldehyde (PFA), which allows samples to be collected, shipped to a central location and analyzed without sacrificing integrity or data quality, creating new possibilities for sample accessibility, throughput and batched analysis. This advanced chemistry also brings single cell profiling to FFPE tissue, expanding the range of accessible sample types. A key advantage is that customers can fix whole fresh tissue pieces at the point of collection to lock in biological states and preserve fragile cells or use this solution to access archived samples, making it especially suited for translational and clinical labs where fragile samples or time constraints would otherwise preclude single cell analysis. In addition, its probe-based approach requires only a small region of the transcript (50 base pairs in length) to be present in the cell in order for it to be detected, making it compatible with comparably low quality samples such as biopsies or other clinical samples that are prone to have increased levels of fragmented transcripts compared to other sample types. Furthermore, our Chromium Single Cell Gene Expression Flex solution can be used with our Feature Barcode technology to simultaneously measure cell surface proteins and gene expression in the same cells.
Chromium Single Cell Gene Expression Flex allows for profiling up to 1,000,000 fixed single cells at once with a scalable workflow.
Chromium Single Cell Gene Expression Flex can be used exclusively with our Chromium X Series instruments to generate GEMs. Prior to GEM generation, cells are fixed and permeabilized and can be safely stored or transported without compromising data quality. When commencing the experiment using Chromium Single Cell Gene Expression Flex, samples are hybridized to probe sets and may be processed individually (singleplex workflow) or pooled with up to 16 samples in a single lane of a 10x chip (multiplex workflow). During GEM generation the probe sets are ligated and extended to incorporate unique barcodes. Sequencing libraries are then prepared, sequenced and analyzed using our Cell Ranger and Loupe Browser software tools. The library preparation of the Chromium Single Cell Gene Expression Flex workflow is also compatible with the Chromium Connect.
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
The workflow of this solution, which is similar to that of the Chromium Single Cell Gene Expression solution, utilizes our Chromium X Series, Chromium Connect or legacy Chromium Controller to generate GEMs, followed by single cell library preparation and sequencing. In contrast to Gene Expression, our Chromium Single Cell Immune Profiling solution uses a different biochemistry that obtains sequence information from the 5’ end of mRNA molecules, rather than their 3’ end. This biochemistry allows researchers to capture the more information-rich regions of immune receptor transcripts. Our Chromium Single Cell Immune Profiling solution also includes a step of enriching for immune receptor transcripts using specific primers to create an immune-specific library that can be sequenced separately from gene expression. We have also developed specialized pipelines within our Cell Ranger software and a specialized visualization software, Loupe V(D)J Browser, for visualizing the paired immune receptor information derived from this product. This software allows researchers to identify cell type clusters based on gene expression and then layer T-cell and/or B-cell receptor sequence diversity directly onto that visualization, enabling users to easily derive biological meaning from these two different data types. The following visualization is an example showing the diversity of immune receptors and groupings into specific genes and sequences.

Clonotype Views + New View

Untitled View

Open Filter

Show Starred Only

Export

	V	D	J	CDR3	#
TRB	TRBV4-2		TRBJ2-5	CASSRAGGPQETQYF	53
TRA	TRAV21		TRAJ37	CAVRPQGSSNTGKLIF	
TRB	TRBV4-3		TRBJ2-3	CASSQGQTGRGADTQ...	34
TRA	TRAV1-1		TRAJ28	CAVRGGYSGAGSYQL...	
TRB	TRBV24-1	TRBD1	TRBJ2-3	CATSGGQGALGDTQYF	32
TRA	TRAV29/D...		TRAJ36	CAATGANNLFF	
TRB	TRBV10-3		TRBJ1-4	CAISEGGNEKLFF	22
TRA	TRAV17		TRAJ10	CATPAGGGNKLTF	
TRB	TRBV19		TRBJ1-3	CASRSIASGNTIYF	
TRA	TRAV14/D...		TRAJ11	CAMREGEGYSTLTF	19
TRA	TRAV12-1		TRAJ32	CVVNLQNYGGATNKL...	
TRB	TRBV5-1		TRBJ2-7	CASSLVRNEQYF	
TRA	TRAV29/D...		TRAJ42	CAPCQNYGGSQGNLIF	13
TRA	TRAV21		TRAJ33	CAVEVESNYQLIW	
TRB	TRBV28		TRBJ1-3	CASSLGDSGNTIYF	13
TRA	TRAV13-1		TRAJ9	CAARYKGFKTIF	
TRB	TRBV5-1		TRBJ2-3	CASSLVPDTQYF	
TRA	TRAV9-2		TRAJ30	CALISSNMNRDDKIIF	12
TRA	TRAV3		TRAJ42	CAVRDMGGSQGNLIF	
TRB	TRBV14		TRBJ1-1	CASSLWGLNTEAFF	11
TRA	TRAV38-2...		TRAJ31	CAYRGVNNNARLMF	

Clonotype Distribution

Export Plot

To view sequences of each clonotype, click on the Clonotype table or the distribution plot.

Zoom

______________
With Loupe V(D)J Browser, you can explore the diversity of immune cell receptors and see how they are related. The software displays groups of similar receptors and explores specific genes and sequences.
Feature Barcode can be used in combination with our Single Cell Immune Profiling solution, adding significant multiomic functionality. Importantly, this functionality allows users to determine the antigen that is bound by immune cells simultaneously with their gene expression. This capability allows researchers to determine both the receptor sequences of individual immune cells as well as an antigen that the receptor targets and makes this analysis practical to perform for millions of immune cells. We believe that the capability to understand immune receptor-antigen interactions at a high-throughput single cell level is tremendously valuable for elucidating the rules of immune cell targeting and can be used to understand disease and identify leads for immunotherapies and to assist researchers in constructing an immune map of receptor-antigen targeting rules.
Single Cell ATAC
Our Chromium Single Cell ATAC solution enables customers to understand the epigenetic state—including how the genome and its surroundings are modified to “open” and “closed” states, affecting how genes are regulated—in up to millions of cells. While our Chromium Single Cell Gene Expression solution answers the “what” of what makes two cells different from each other, our Chromium Single Cell ATAC solution answers the “how.” These two products are highly complementary and can be used as a powerful combination to analyze both the cause and effect of gene regulation.
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
Our Single Cell Multiome ATAC+Gene Expression solution is similar in workflow to our Single Cell Gene Expression and Single Cell ATAC products on the Chromium platform. In the workflow, users treat cell nuclei with transposase enzyme and then use a 10x Chromium instrument to encapsulate these nuclei in GEMs. The tagged DNA sequences and the mRNA from the nuclei are barcoded inside GEMs and then processed to generate gene expression and ATAC sequencing libraries. Sequencing reads are analyzed using our Cell Ranger ARC software, which has been specifically designed to leverage data from both RNA and ATAC data, and visualized using our Loupe Cell Browser.
The following visualization is an example of how chromatin accessibility from ATAC data can be linked with gene expression data in cells:

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
Our Visium products are based in part on technology that we acquired from Spatial Transcriptomics in 2018. Spatial Transcriptomics utilized arrays having specialized probes on their surfaces that are encoded with the spatial position of the probe. In this workflow, a tissue sample is placed onto the array and reagents are added by the user to create barcoded molecules from the array probes and the biological material in the tissues. This barcoded material encodes the spatial information that was contained in the probes. Users then pool the material from the array and follow a protocol to create libraries of molecules that can be sequenced using a standard third-party sequencer. After sequencing, analysis software assigns each sequencing read to its spatial position of origin, aligning with a morphological stain of the tissue section. Collectively, the spatially defined reads provide a visual depiction of the locations and patterns of large numbers of biological analytes simultaneously in the tissue sample.
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
In 2022, we launched the Visium CytAssist, an instrument designed to simplify the Visium solution workflow by facilitating the transfer of transcriptomic probes from standard glass slides to Visium slides. The Visium CytAssist is a compact, benchtop instrument that enables spatial profiling insights with broad sample access and streamlined workflow logistics allowing the use of pre-sectioned tissues and pre-stained samples with the Visium workflow in both FFPE and fresh frozen samples.
Regardless of the sample type, sectioning, sample preparation, staining by either hematoxylin and eosin (H&E) or immunofluorescence (IF), and imaging take place on a standard glass slide in the Visium CytAssist workflow. After probe hybridization, two standard glass slides and a two capture area Visium Spatial Gene Expression slide are placed in the CytAssist instrument so that the tissue sections on the standard slides can be aligned on top of the two Visium capture areas. Within the instrument, a brightfield image is captured to provide spatial orientation for data analysis, followed by permeabilization of the tissue and transfer of transcriptomic probes to the Visium Spatial Gene Expression slide. The remaining steps, starting with probe extension, follow the standard Visium for FFPE workflow outside of the instrument. Data is visualized using our software tools.
In 2023, we launched the Visium CytAssist Spatial Gene and Protein Expression assay, introducing the capability to combine whole transcriptome analysis, protein detection and high resolution imaging from the same slide using the Visium CytAssist. The core of this assay is the Human Immune Cell Profiling Panel, an optimized set of probe-conjugated antibodies designed to enable the sequencing read-out of protein expression, designed to overcome the challenges of traditional multiplexed protein detection such as spectral overlap and limitations of antibody host species. This assay also supports customization of protein readout via the addition of user-conjugated antibodies, providing researchers with expanding opportunities to gain multiomic readouts from human FFPE tissues.
We intend to continuously innovate to provide enhanced resolution, performance, throughput and efficiency for our existing Visium Spatial Gene Expression products. Analogous to the Chromium platform, we also aim to develop additional Visium-based applications to allow spatial interrogation of a broader range of biological analytes such as DNA, immune molecules, epigenetics and proteins.

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
Our Xenium consumables consist of a menu of curated, validated and fit-for-purpose gene panels along with the ability to design custom gene sets. Our current panels include Human Breast, Human Brain, Human Lung, Human Multi-tissue, Human Colon, Human Skin, Mouse Brain and Mouse Tissue Atlassing Gene Expression Panels. The panels were designed using single cell datasets with direct customer input and the genes were chosen to target cell types and cell states for each respective tissue type. Each curated panel can also be customized with up to 100 genes. In addition, customers can purchase a fully custom panel for up to 500 genes.
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

Our market opportunity
According to industry sources, the annual worldwide life sciences research tools market totals more than $67 billion. Our diverse products and solutions allow biologists to interrogate and understand biological systems at exceptional resolution and scale. Our focus on enabling a comprehensive view of biology, and not narrowly focusing on a particular analyte such as DNA alone, has produced products which we believe have broad applications and target numerous opportunities across different areas of life sciences research. Because we provide solutions to answer a broad diversity of biological questions, we view much of this total market as ultimately accessible to us.
Areas in which our current solutions offer alternative or complementary approaches to existing tools represented a total opportunity of approximately $16 billion of the more than $67 billion annual global life sciences research tools market. This $16 billion opportunity includes flow cytometry, sequencing, microscopy, high content imaging and sample preparation, among other tools. In many cases, our current solutions offer alternative approaches to existing tools, where the advantages of our solutions can provide more precise answers to existing biological questions than existing tools and technologies. Our tools may also complement, enhance and enable new applications of these technologies. We believe we will compete for research spending within the life science research tools market and capture an increasing share of research budgets as our solutions deliver new capabilities, enable new applications and lead to new discoveries. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and in situ technologies in the future.
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
Our competitive strengths
We believe our continued growth will be driven by the following competitive strengths:
Our position as a leader in a large and growing industry. Since launching our first product in mid-2015 through December 31, 2023, cumulatively we have sold 5,966 instruments and we serve thousands of researchers globally. We have fostered deep relationships with many key opinion leaders and our customers include leading academic and translational researchers and biopharmaceutical companies around the world. Our products are an important part of our customers’ workflow and a significant portion of them utilize more than one of our solutions. Our technologies have become a vital tool for biological research. To date, we estimate that more than 7,200 peer-reviewed articles have been published based on data generated using our products. Our position as a leader allows us to form deep partnerships with our customers who help us stay on the frontiers of biology, giving us insight on industry needs that inform our product strategy and providing us with a strong competitive advantage.
Our proprietary technologies. Through multiple years of development, acquisition and in-licensing, we have amassed a core set of technologies and intellectual property rights that form the foundation of our growing suite of products and solutions. These technologies, including instruments, assays and software, combine a diverse set of disciplines, including chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. Our technologies underlie features and performance that differentiate our products from the competition. Further, many of these technological elements can be utilized across multiple products, enabling us to leverage our existing infrastructure and investment when building future products, increasing the speed of product development and product performance. Worldwide we own or exclusively in-license over 970 issued or allowed patents and 1,220 pending patent applications as of December 31, 2023. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to single cell analysis, epigenomics, spatial analysis, in situ analysis and multiomics.
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
Our customer experience and broad commercial reach. We believe in providing our customers with a high-quality experience from start to finish: starting with a collection of validated methods for preparation of samples to be run on our systems and ending with extensive software to aid in analysis and visualization of the data generated. We have also built comprehensive product testing and quality control into our culture and processes to help guarantee the performance of our products in customer hands. As of December 31, 2023, we employed a commercial team of 450 full time employees. This includes an extensive and highly specialized customer service infrastructure with technical specialists covering multiple areas of expertise, including experimental biology, tissue analysis and handling and software. Many members of our sales and customer service teams have a PhD degree and have significant industry experience. Both our sales and customer service teams help ensure our customers are successful in designing and executing their experiments and have a positive experience with our products.
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
Our growth strategy
Our growth strategy includes the following key elements:
Develop critical enabling technologies. Just as our past success is attributable to our innovative technologies, we believe that our future growth will be driven in large part by our significant continued investment in research and development. We aim to build platforms, consumables and software that further our goals of interrogating, understanding and mastering biological systems at the needed resolution and scale and drive adoption by delivering better insights, workflows and cost structure. We prioritize innovations that meet large unmet market needs, such as measuring novel biological analytes with key functional impact at the single cell level or with spatial context, and our aim to enable superior performance at larger scale and lower cost. We design our products to facilitate the expansion of single cell approaches into more areas of academic research, to increase adoption of single cell approaches in translational and biopharmaceutical applications including by identifying means to drive prices lower to support researchers and expand the opportunity for single cell analysis, and to harness the emergence of spatial biology as a bridge between genomics and pathology. We expect that our investments in research and development will allow us to increase our penetration of our accessible markets.
Expand sales of our instruments. Since our commercial launch in mid-2015 through December 31, 2023, cumulatively we have sold 5,966 instruments and serve thousands of researchers globally. We will target new customers in addition to expanding the number of 10x instruments within institutions that have already recognized the significant value of our technology. A portion of our current laboratory customers do not own a 10x instrument, but rather gain access to one of our instruments through an adjacent lab or core facility within the institution. These customers are substantial and easily accessible and therefore represent an opportunity for future instrument sales. We also intend to expand our existing geographic reach, both directly and through distributors.
Strengthen use and adoption of our consumables. Our instruments are designed to be used exclusively with our consumables. This closed system generates recurring revenue from consumables tied to each instrument we sell. We plan to drive wider adoption of our products within the workflows of our existing customers. For example, although many biopharmaceutical companies use our products in early drug discovery phases from target identification to validation and across multiple sites, we believe that as our applications are increasingly incorporated into later stages in the drug development process, the amount of our consumables used will grow. We have a dedicated pharmaceutical sales, marketing and business development team to support the adoption cycle by biopharmaceutical companies. We have also added new instruments to our instrument lineup which are aimed at addressing new customer use cases and driving higher consumable revenue growth including our Chromium Connect instrument in 2020, Chromium X Series in 2021 and Visium CytAssist instrument and Xenium Analyzer in 2022. We also plan to demonstrate new applications using our solutions, including applications that synergistically use multiple 10x solutions, to investigate the potential clinical utility of single cell and spatial approaches enabled by our solutions.
Identify the most relevant technologies, create or acquire such technologies and develop them into new products. Over the years, we have developed, acquired or in-licensed technologies and associated intellectual property rights across a broad range of emerging areas within biology and life sciences. The ability to identify these core technologies and capabilities has complemented our internal product development process and enhanced our growing suite of products and solutions. We will continue to identify and acquire or in-license technologies and intellectual property rights that accelerate the development of new features and products or complement our existing features, products and technologies.
Peer-reviewed scientific publications using our products
To date, we estimate that more than 7,200 peer-reviewed articles have been published based on data generated using our products. More than 690 of these articles were published in three of the most highly regarded journals: Cell, Nature and Science. Underscoring the reach of our products, these publications cover a wide range of research and applied areas from cell biology to genetic health to neuroscience with the top three areas of publication, according to our estimates, being oncology, immunology and developmental biology.
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
Develop new solutions for our platforms. We plan to expand the range of solutions that are available on our Chromium, Visium and Xenium platforms to allow researchers access to new types of starting sample types and biological information.
Improve and develop new capabilities for our instruments. We plan to develop new capabilities that would improve the usability and increase the performance of our instruments.
Develop combined software and workflows across multiple solutions. Our platforms are highly synergistic and leverage shared technologies, workflows and software. We plan to develop workflows that enable users to run multiple assays on the same biological samples and software that simultaneously analyzes the data generated from these multiple assays. We plan to do this for key solution combinations where the information obtained from multiple solutions is highly complementary.
Investigate and develop new technologies. We will seek to both develop and acquire new technologies that could be additive to or complementary with our current portfolio.
Our research and development costs were $270.3 million and $265.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we employed 451 employees in research and development. Looking forward, we will continue to invest in efforts to support the ongoing development of our instruments, consumables and software across all three of our platforms, as well as enhance the overall performance of our solutions.
Commercial
Commercial team
Since launching our first product in mid-2015, we have expanded our commercial operations and now sell our products in over 50 countries. Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions focused on life sciences research. We sell our products primarily through our own direct sales force in North America and certain regions of Europe. As of December 31, 2023, our commercial organization consisted of 450 full time employees, many with PhD degrees and many with significant industry experience. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, Central America, South America, the Middle East and Africa.
For the years ended December 31, 2023 and 2022, no single customer, including distributors, represented greater than 10% of our business. For the years ended December 31, 2023 and 2022, sales to academic institutions represented approximately 65% and 61% of our direct sales revenue, respectively. We expect that sales to biopharmaceutical companies will represent a growing proportion of our revenue in the future.
Commercial strategy
Our products are integrated solutions comprised of instruments, consumables and software. We aim to drive customer adoption and sales of our instruments which then forms a base of users who drive revenue by purchasing our consumables. Our products are designed to be easy to install and use without the need for extensive training.
Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions. Our strategy typically involves targeting key opinion leaders during the initial phase of our product launches, after which we aim to expand adoption of our products across a broader base of customers. As our customer base has grown, we have been able to sell more instruments to accelerate the adoption of new solutions. Over half of our customers purchased our consumables relating to more than one of our solutions in both the years ended December 31, 2023 and 2022.
Our commercial strategy focuses on ensuring our customers are successful with our products. These successes often result in publications which can drive increased public awareness and further market adoption. Since our first product launch in 2015, we estimate that there have been more than 7,200 publications by researchers using data generated by our products.

Our sales and marketing efforts are targeted at the principal investigators, research scientists, department heads, research laboratory directors and core facility directors at leading academic institutions, biopharmaceutical companies and publicly and privately funded research institutions who control buying decisions. Due to the pricing of our instruments and consumables, the buying decision is often made by the principal investigator rather than by committee or department chair, which we believe simplifies the purchasing decision and has helped accelerate adoption of our products.
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
We increase awareness of our products among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence, social media and other forms of marketing. We supplement these traditional marketing efforts by fostering an active online community of users of our products consisting of communities, forums and blogs with internally generated and user-generated content. We also provide education and training resources, both online and in person.
Suppliers and manufacturing
Our Pleasanton, California and Singapore manufacturing operations are ISO 9001:2015 certified, which covers design, development, manufacturing, distribution, service and sales, and we intend to seek similar certification for our newly acquired operations in Taiwan. We obtain some components of our instruments and consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for some, but not all, of our components including critical reagents, enzymes and oligonucleotides. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors—Risks related to our business and industry—We and our customers are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products and the loss of any of these suppliers could harm our business."
Consumables
The majority of our consumable products are manufactured at our facilities. These manufacturing operations include, among other operations, gel bead generation, surfactant synthesis and emulsion oil formulation, reagent formulation and tube filling, certain of our microfluidic chips, kit assembly and packaging as well as analytical and functional quality control testing.
Instruments
We outsource manufacturing for our Chromium, Visium CytAssist and Xenium instruments to qualified contract manufacturers who have represented to us that they maintain ISO 13485 certification. Our Chromium Connect includes an automated workflow liquid handling robot which is manufactured by our partner. We perform optical and final assembly, instrument integration and testing of our Xenium instrument in-house.
Human Capital
At 10x, our success begins with our people. We are led by a talented, global and diverse team of scientists, software developers and subject matter experts who help drive adoption of our products and support our vision. We have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering, and have supplemented this diverse technical experience with our operational team with expertise in manufacturing, legal, sales, marketing, customer service, human resources and finance. As of December 31, 2023, we employed a total of 1,259 individuals, 924 of whom were employed in the United States and 335 of whom were employed outside the United States.
As of December 31, 2023, our employees included 451 in research and development, 450 in sales, marketing and support, 196 in general and administrative and 162 in manufacturing, many of whom hold PhDs in their respective disciplines. Additionally, most of our senior management team and the members of our board of directors hold PhDs and/or other advanced degrees. Our

Company's scientific expertise is therefore embedded within the management team and throughout the organization. We are very proud to say that some of the world-leading experts in chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering work and thrive at 10x. Our employees are highly motivated by our mission.
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
We have never experienced a work stoppage. In addition, none of our U.S. employees are represented by a labor union or covered under a collective bargaining agreement. In our international territories, apart from standard industry-wide labor unions and compulsory collective bargaining agreements, none of our employees are represented by a labor union or subject to a collective bargaining agreement. We consider our relationship with our employees to be positive.
Competition
The life sciences industry is highly competitive. Companies, both established and early stage, have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. We also compete with companies that offer existing tools and technologies for life science research, such as bulk sequencing, flow cytometry, PCR, immunofluorescence, immunohistochemistry and other imaging and cell-based assays, that are replaced by our products. Additional companies, including both early stage and established, have indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products. We expect new competitors to continue to emerge and the intensity of competition to continue to increase.
We believe we are differentiated from our competitors for many reasons, including the capabilities and performance of our products, our advanced proprietary technologies protected by substantial intellectual property, our rigorous product development processes and scalable infrastructure and our superior customer experience and multidisciplinary teams.
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

We believe that our current products are not medical devices within the meaning of the FDC Act and foreign regulations applicable in countries where we market our products, such as the EU IVDR in the EU, but we nevertheless market our products for research use only (“RUO”). IVDs that are marketed for RUO are not intended for use in a clinical investigation or for clinical diagnostic use outside an investigation and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for RUO and are properly labeled as RUO are exempt from compliance with the FDA’s requirements applicable to medical devices more generally, including the requirements for clearance or approval and compliance with manufacturing requirements known as the Quality System Regulation. In the EU, the EU IVDR clearly indicates that it does not apply to “products or general laboratory use or research-use only products, unless such products, in view of their characteristics, are specifically intended by their manufacturer to be used for in vitro diagnostic examination," and that “a device intended to be used for research purposes, without any medical objective, shall not be deemed to be a device for performance study.” To be categorized as an RUO product, the product must have no intended medical purpose or objective. Consequently, products labeled as RUO are essentially not subject to compliance with the EU IVDR requirements such as conformity with general, safety and performance requirements laid down in the EU IVDR. Depending on the products in question, other regulations may be applicable to the RUO products. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA or foreign authorities as adulterated and misbranded under the FDC Act or foreign regulations and subject to FDA or foreign authorities enforcement action. The FDA or foreign authorities may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.
Although we currently market our products as RUO, we may in the future develop products intended to be used for clinical or diagnostic purposes, which would result in the application of a more onerous set of FDA and foreign regulatory requirements. Generally, unless an exemption applies, each new or significantly modified medical device we may seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of an application for premarket approval (“PMA”). In the EU, there is currently no premarket government review of medical devices (including IVDs). However, all IVDs placed on the EU market must meet general, safety and performance requirements laid down in Annex I to the EU IVDR including the requirement that an IVD must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with general, safety and performance requirements of the EU IVDR is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The 510(k) clearance, PMA and CE mark processes can be resource intensive, expensive and lengthy, and require payment of significant (user) fees. Medical devices are also subject to post-market requirements. Failure to comply with applicable regulations can result in enforcement actions such as warning letters, fines, injunctions, civil or criminal penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications or withdrawals or suspensions of existing clearances, approvals or certifications.
Intellectual property
Our success depends in part on our ability to obtain, maintain, enforce and defend intellectual property rights owned or licensed to us that are directed to our products and technology. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets, copyright and other methods of protecting proprietary information. Worldwide we own or exclusively in-license over 970 issued or allowed patents and 1,220 pending patent applications as of December 31, 2023. We also license additional patents on a non-exclusive and/or territory restricted basis.
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
In connection with our acquisition of Spatial Transcriptomics Holdings AB (“Spatial Transcriptomics”), we were required to make contingent payments to the sellers based on revenue from sales of Spatial Transcriptomics products and Visium products, for the years ended December 31, 2019 through December 31, 2022. These contingent payments were equal to a percentage in the teens multiplied by such revenue.
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
For the years ended December 31, 2023 and 2022, we made aggregate contingent and royalty payments under the Spatial Transcriptomics acquisition agreement, Stanford license agreement and Harvard license agreement, collectively, of approximately $15.4 million and $12.8 million, respectively. Other than payments under the Spatial Transcriptomics acquisition agreement, we expect the size of these payments to grow as our business grows.
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
Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock. In addition, you should consider the interrelationship and compounding effects of multiple risks occurring simultaneously.
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
•Our ability to generate sufficient revenue, to attain cash flows from operating activities in excess of our capital investment requirements and to achieve and maintain profitability;
•Our ability to compete effectively;
•Our ability to increase penetration into our existing customer segments and to maintain and increase the effectiveness of our commercial organization;
•The size of the market for our solutions;
•Our ability to generate revenue from recently introduced or recently announced products;
•The timing of our introduction of new products or new product capabilities, including any delays related to such introductions;
•Our dependency on research and development spending by research institutions;
•Our dependency on revenue generated from the sale of our Chromium solutions;
•Doing business internationally, including in China and elsewhere in the Asia-Pacific region;

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
•Our ability to effectively manage product transitions and forecast customer demand, including for both existing and newly introduced products; and
•The success of our products in achieving and sustaining scientific acceptances.
Risks related to our regulatory environment and taxation:
•Our products could become subject to more onerous government regulation;
•Compliance with existing or enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers;
•Changes in tax laws or regulations that are applied adversely to us or our customers; and
•Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multiomic information and gene editing.
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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•fluctuations in demand for our products, which may vary significantly, our ability to accurately forecast demand, and our ability to increase penetration with our existing customers and to expand to new customers;
•changes in general market conditions and other factors, including factors unrelated to our operating performance or the performance of our competitors;
•the success of our recently introduced and recently announced products and new versions of existing products, and our ability to generate revenue for such products, and the introduction of new products or product enhancements by us or others in our industry including the timing of such introductions;
•risks related to our business and demand for our products in China and elsewhere in the Asia-Pacific region, including competition or other factors;
•the timing and magnitude of our price changes;
•changes in volume and product mix, particularly from products with lower gross margins than other products that we sell, or changes in costs related to our instruments and consumables, including products which incur royalty payment obligations at higher rates than other products we sell;
•changes in governmental funding of life sciences research and development or other changes that impact budgets, budget cycles or seasonal or other spending patterns of our customers;
•changes in the competitive environment, including new product introductions, new versions of existing products with additional capabilities and features or pricing changes;
•investment decisions we make with respect to the allocation of our resources, including regarding product development or to support our commercial organization;
•differences in purchasing patterns across our customer base or across our three platforms and variances in consumables spending for each of our platforms;
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
•excess capacity expenses and higher inventory write-downs;
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
•expenses related to our facilities and real estate;
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
•disruptions in customers’ on-going experiments or interruptions in the ability of our customers to complete research projects;
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions, such as reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in which our instruments and solutions are used;
•our reputation or public perception of us;
•the impacts of geopolitical issues, infectious disease, epidemics or pandemics on our business operations and on the business operations of our customers, manufacturers and suppliers; and
•the other factors described in this “Risk Factors” section.
The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors at any time. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance we may provide.
Our industry is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition. We currently compete with both established and early-stage companies that have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. We also compete with companies that offer existing tools and technologies for life science research, such as bulk sequencing, flow cytometry, PCR, immunofluorescence, immunohistochemistry and other imaging and cell-based assays, that are replaced by our products. There are additional companies, including both early stage and established, that have indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Other competitors are in the process of developing novel technologies which may lead to products that rival or replace our products. We expect new competitors to continue to emerge and the intensity of competition with both new and existing competitors to continue to increase.
We also face competition from researchers developing their own solutions. The area in which we compete involves rapid innovation and some of our customers have in the past, and more may in the future, elect to create their own platform or assays rather than rely on a third-party supplier such as ourselves. This is particularly true for the largest research centers and labs which are continually testing and trying new technologies, whether from a third-party vendor or developed internally. We also compete for the resources our customers allocate for purchasing a wide range of products used to analyze biological systems, some of which are additive to or complementary with our own but not directly competitive.
Our products may not compete favorably or be successful in the face of increasing competition from products and technologies introduced by our existing competitors, companies entering our segments or developed by our customers internally. In addition, our competitors may have or will in the future develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at lower costs. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.
The size of the market for our solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our solutions.

The demand for genomics products is new and evolving, making it difficult to predict with any accuracy the total potential demand for our current and future solutions. Our estimates of the annual total addressable market for our current and future solutions are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers seeking life sciences research tools and technologies will view our solutions as competitive alternatives to, or better options than, existing tools and technologies, researchers who already own such existing tools and technologies will recognize the ability of our solutions to complement, enhance and enable new applications of their current tools and technologies and find the value proposition offered by our solutions convincing enough to purchase our solutions in addition to the tools and technologies they already own and the trends we have seen among our customers with respect to placements of our instruments are representative of the broader demand. Underlying each of these expectations are a number of estimates and assumptions, including the assumption that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our solutions.
In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new areas in which we have limited or no experience. We also expect to pursue additional opportunities that will further expand our opportunity, including new potential applications of our single cell, spatial and in situ technologies in the future. Sales of new or existing solutions into new opportunities may take several years to develop and mature and we cannot be certain that these opportunities will develop as we expect. For example, new life sciences technology is often not adopted until a sufficient amount of research conducted using such technology has been published in peer-reviewed publications. Because there can be a considerable delay between the launch of a new life sciences product or a new application of an existing life science product and publication of research using such product, new life sciences products or applications do not generally contribute a meaningful amount of revenue in the year they are introduced. In certain situations, new life sciences products or applications, even if sufficiently covered in peer-reviewed publications, may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new products and applications are even more difficult to predict.
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
The future growth of our current and future solutions depends on many factors beyond our control including, among other factors, recognition and acceptance of our solutions by the scientific community as best practice and the growth, prevalence and costs of competing products and solutions. Such recognition and acceptance may not occur in the near term, or at all. If demand for our current and future solutions are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected.
Our future success is dependent upon our ability to increase penetration in our existing customer segments and to maintain and increase the effectiveness of our commercial organization.
Our customer base includes academic, government, biopharmaceutical, biotechnology and other institutions. Our success will depend upon our ability to increase our penetration among these customers, to expand to new customers and to expand our opportunities by developing and marketing new products as well as new applications for existing products. We regularly introduce new versions of existing products, and our future success will partially depend on our ability to commercialize these products. We may not be able to further penetrate our existing customers or expand to new customers. Any failure to increase penetration with existing customers and expand to new customers could adversely impact our operating results.
Certain of our products, certain customers or certain segments, including biopharmaceutical or translational segments, may require commercial team or other personnel with different skills or experience than those we currently employ in our commercial organization. We may also need to identify, adopt and adhere to new or modified commercial processes to maintain and increase the effectiveness of our commercial organization. If we are unsuccessful in adopting and adhering to such commercial processes, or in identifying, recruiting, training and retaining qualified personnel to staff and manage our commercial organization including personnel holding organizational, regional or other leadership positions, our business, results of operations and growth prospects may be harmed.

We may not be able to develop new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business and operating results.
Our success depends on our ability to develop new products and applications for our technology while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. Such success is dependent upon several factors, including feasibility, competition among our products for Company resources and in customer purchasing decisions, functionality, competitive pricing and integration with existing and emerging technologies. The development timelines of certain potential new products may be delayed or precluded due to prioritization of other new products. New technologies, techniques or products offered by others could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products or in some cases our own new products or new versions of existing products could erode sales or supplant the demand for other products we sell. In addition, while we have invested, and expect to continue to invest, significantly in research and development and the commercialization of both new products and improved versions of existing products, investment decisions we make or have made with respect to the allocation of our substantial but finite resources, including regarding product development or to support our commercial organization, may not be successful or realize their anticipated benefits.
The timing of our price changes or introduction of new products or new product capabilities could negatively impact our business. Our customers may pull in purchasing decisions in advance of announced future price increases or push out purchases to future periods in anticipation of future price reductions, which could cause fluctuations in our operating results. Current and potential customers for our current and future products, including customers interested in genomics, single cell analysis, spatial analysis or in situ solutions, are accustomed to rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Due to the significant lead time involved in bringing a new product to market, we are required to make a number of assumptions and estimates regarding the technical or commercial feasibility of a new product, including assumptions and estimates regarding our or our partners’ ability to design and manufacture potential solutions, the biological analytes that researchers will want to measure, the appropriate method of measuring such analytes, how researchers intend to use the resulting data and the scope and type of data that will be most useful to researchers. As a result, it is possible that we may fail to introduce certain products which we intended (and in some cases may have publicly announced our intention) to bring to market or we may introduce a new product or a new version of an existing product that fails to meet the performance or price expectations of our customers, uses technologies or methods of analysis that have been displaced by the time of launch, competes with one or more of our other products in a way which harms our business, addresses an opportunity that no longer exists or is smaller than anticipated, targets biological analytes or produces data that provides less utility to researchers than anticipated or otherwise is not competitive at the time of launch. Additionally, even if we are successful in introducing new products or new versions of existing products which are embraced by our customers and the research community, such introductions may result in decreased demand for our existing products which are not offset by increases in demand for our new products or versions, at least temporarily. Our revenues may suffer while customers transition their research to utilize our new products or new versions of existing products, as such transitions can be lengthy and require significant time to reach purchasing levels equivalent to those of our existing products.
We face significant competition from both established and early-stage companies, including on price, and the timing and magnitude of our price changes could adversely affect our business, financial condition or results of operations. Our ability to mitigate downward pressure on our selling prices will be dependent upon our ability to maintain or increase the value we offer to researchers. If we decrease prices, we may not see corresponding increases in demand. By contrast, if we increase prices, such increases in our prices could result in volume losses as customers purchase fewer units. If such losses are greater than expected, if we lose existing or potential customers due to price increases, if we decrease prices and demand does not increase in line with our expectations, if we incur substantial expenses or losses associated with unsuccessful product development or launch activities, if the costs to develop, manufacture or sell a new product or new version of an existing product compare unfavorably to other products we sell (including due to incurring royalty payment obligations at higher rates than other products we sell) or if we experience a lack of market acceptance of our new products or new versions of existing products, such events could adversely affect our business, financial condition or results of operations.
Because our solutions are used with other products, including third-party sequencers in the case of our Chromium and Visium solutions, to conduct an experiment, we also expect to face competition from these complementary products, either directly or indirectly, as researchers and labs look to reduce the total cost of any given experiment. For example, if a third-party sequencer manufacturer were successful in vertically integrating their product to provide functionality equivalent to our instruments, they potentially could be able to deliver a solution that is capable of running comparable experiments with a total experiment cost that would be less than the cost of running such experiments using our products together with third-party sequencers. Conversely, if genome sequencing falls out of favor as a preferred approach for genomic research, whether through the development of alternative solutions or real or perceived problems with sequencing itself or if our products are not compatible with third-party sequencers used by our customers or potential customers, the utility of our products which are used in conjunction with third-

party sequencers could be significantly impacted. It is critical to our success that we anticipate changes such as these in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce compelling new solutions. The success of any enhancement to our solutions depends on several factors, including technical specifications, timely completion and delivery, competitive pricing and features, adequate quality testing, integration with existing technologies and overall market acceptance. Any new solution that we develop may not be introduced in a timely or cost-effective manner, may contain errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully develop new solutions, enhance our existing solutions to meet customer requirements or expectations, or otherwise gain market acceptance, our business, results of operations and financial condition could be harmed.
Our ability to attract new customers and increase revenue from existing customers also depends on our ability to deliver any enhanced or new solutions to our customers in a format where they can be easily and consistently deployed by most or all users without significant customer service or training. If our customers believe that deploying our enhanced or new solutions would be overly time-consuming, confusing or technically challenging, or require significant training or retraining, then our ability to grow our business would be substantially harmed. We aim to create and deliver repeatable, user-friendly, prescriptive approaches to deployment that allow users of all kinds to effectively and easily deploy our solutions, and if we fail to do so, our business and results of operations could be harmed.
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
In the near term, we expect that a large portion of our revenue will continue to be derived from sales of Chromium, Visium and Xenium products, including our instruments and consumables, to research institutions. As a result, the demand for our products will depend upon research priorities and purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•changes in our customers' research priorities;
•decreases in funding of research and development;
•macroeconomic conditions;
•risks related to our business in China and elsewhere in the Asia-Pacific region, including macroeconomic conditions, local competition or other factors:
•scientists’ and customers’ opinions of the utility of our products or services;
•competitor product offerings or pricing;
•changes in, availability of or interruptions to funding or other incentives for our customers, including VAT and import tax exemptions available or potentially available to certain of our customers in China, including administrative or other delays in funding or incentive award processes, changes in the amount of funds or other incentives allocated to different areas of research, changes that have the effect of increasing the length of the funding or incentive award process;
•our inability or the inability of our customers to source products or necessary equipment, components and materials used in our products or in conjunction with our products because of issues with suppliers or distribution networks, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
•citation of new products or services in published research;
•changes in the regulatory environment;
•differences in budgetary cycles;

•market-driven pressures to consolidate operations and reduce costs;
•reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used, including reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used; and
•market acceptance of relatively new technologies, such as ours.
In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the National Institutes of Health (the “NIH”) have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures could materially and adversely affect our business, operating results and financial condition.
Our customers may encounter problems in hiring and retaining the personnel needed to utilize our products or train others to use our products, which could result in decreased demand for our products and could materially and adversely affect our business, operating results and financial condition. Additionally, the research of our customers often requires long uninterrupted studies performed on a consistent basis over time. Reductions in or other difficulties relating to staffing, capacity, lab slowdowns or shutdowns or interruptions in the ability of our customers to complete research projects could be particularly damaging to these studies, our customers and our business.
We are significantly dependent upon revenue generated from the sale of our Chromium solutions, and in particular our Single Cell Gene Expression solutions.
We currently generate the majority of our revenue from the sale of our instruments and consumables for our Chromium platform. There can be no assurance that we will be able to sustain or increase the success we have achieved with our Chromium solutions. In addition, we may not be able to design future Chromium products that will meet the needs of our customers or become and remain commercially successful. Our expectations are based on the continued success of our existing solutions and the future success of new products and new versions of existing products that we launch. If our Chromium solutions decrease or do not increase in line with our expectations, our revenue and financial results could be materially and adversely impacted.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the years ended December 31, 2023 and 2022, approximately 40% and 45%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, Central America, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
•variances in demand for our products across regions, including in China and elsewhere in the Asia-Pacific region;
•challenges in staffing and managing foreign operations, including executing our commercial goals and our dependence on our distributors in certain regions;
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
•the potential need for localized software, documentation and post-sales support;
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
•natural disasters, infectious diseases, conflict, geopolitical turmoil, war, civil unrest, epidemics, pandemics or major catastrophic events;
•increased financial accounting and reporting burdens and complexities;
•higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers; and
•significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the European Union General Data Protection Regulation (“GDPR”).
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
These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption and sanctions risks. As a result of the crisis in Ukraine both the United States and the European Union have implemented sanctions against certain Russian individuals and entities. While at this time we no longer do business in Russia, our previous business there could expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including tariffs, economic sanctions and import-export restrictions.

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
Our business in China subjects us to unique commercial, operational, competitive and regulatory risks.
Weakening economic conditions in China, our dependence on local distributors and other third parties to commercialize our products in China, local competition and trade tensions between the United States and China, among other factors, have in the past resulted, and may again result, in difficulty generating revenue for sales of our products in China. For example, we believe that in the past certain of our distributors in China held excess inventory of certain of our products, in part due to fluctuations in customer purchasing patterns in China due to COVID-19, which we believe resulted in lower than anticipated sales of our products to our distributors in China in 2023 as such distributors sold off such excess inventory. Excess inventory held by our distributors, in China or elsewhere, may negatively impact our revenues in the future.
Our ability to sell our products in China may be negatively impacted by evolving laws and regulations in the U.S. and China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. The Chinese government may adopt new regulations that may impact entities operating in China, potentially with little advance notice. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements, at times with short notice. These actions may increase the cost of doing business in China or limit how we may do business in China, which could materially and adversely affect our business.
In addition, we have suppliers and manufacturing in Taiwan. As a result, our business could be materially and negatively impacted by adverse changes in China-Taiwan relations. Accordingly, further deterioration in military, political and economic relations between China and Taiwan, as well as the ongoing geopolitical and economic uncertainty between the U.S. and China and other geopolitical risks with respect to China and Taiwan, may cause disruptions in our ability to source products from China Taiwan, including which may, directly or indirectly, harm our business.
We may be unable to consistently manufacture our instruments and consumables to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California, Singapore, Taiwan and other facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Our Chromium and Visium CytAssist instruments are manufactured by our third-party manufacturers at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California and Singapore manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. On occasion, our customers have experienced quality control and manufacturing defects and may again in the future.
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
In addition, as we have increased, and expect in the future we will increase, manufacturing capacity, we have needed, and in the future may need, also to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We have needed and expect in the future also to need additional equipment, manufacturing and warehouse space and trained personnel to process higher volumes of products. We cannot assure you that such increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available or that they will realize their intended benefits. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Pleasanton, California, Singapore, Taiwan and other locations is complicated by the use of our proprietary equipment that is not readily available from third-party manufacturers.
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the introduction of new products and new versions of existing products, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience and the risk of manufacturing defects or quality control issues could increase as a result. The expansion of our manufacturing capabilities has increased and in the future could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We and our third-party manufacturers may not be able to launch new products or new versions of existing products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects or other issues.
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
We do not have long-term contracts with our suppliers for many of the services, equipment, materials and components we use for the manufacture and delivery of our products. We also rely on single suppliers for certain equipment, materials and components. In many cases we do not have long term contracts with these suppliers, and even in the cases where we do, some such contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our needs, specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, alternative priorities, logistics, shipping or other distribution difficulties, disruption at or affecting our suppliers’ facilities, such as difficulties hiring and retaining adequate staffing, work stoppages or natural disasters, infectious disease, epidemics or pandemics, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, disagreements, disputes or deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. If we are not able to obtain equipment, materials and components that meet our needs, specifications, quality standards and delivery schedule on satisfactory terms, our business will be harmed. Any increase in equipment, material and component costs or decrease in availability could reduce our sales, harm our gross margins or prevent us from timely delivering our products to our customers.
For example, we depend on a limited number of suppliers for enzymes and amplification mixes used in our consumables. In some cases, these manufacturers are the sole source of certain necessary enzymes and reagents. We do not have long-term contracts with many of these sole source suppliers. Lead times for some of these components can be several months or more and in the past have been, and in the future could be again, extended due to supply chain disruptions, labor shortages or other factors. In the event that demand increases, a manufacturing ‘lot’ does not meet our specifications, we fail to forecast and place purchase orders sufficiently in advance or other issues surface in our supply chain this could result in a material shortage. Some of the components and formulations are proprietary to our vendors, thereby making second sourcing and development of a replacement difficult. Furthermore, such vendors may have intellectual property rights that could prevent us from sourcing such reagents from other vendors. Some vendors could choose to use their enzymes, amplification mixes or other components to create products that directly compete with our consumables and end our current supplier-customer relationship. If enzymes and reagents become unavailable from our current suppliers and we are unable to find acceptable substitutes for these suppliers, we may be required to produce them internally or change our product designs.
While we make the majority of our equipment in-house, We have not qualified secondary sources for all equipment, materials or components that we source through a single supplier and qualification of a secondary supplier may not prevent future supply issues. Labor shortages, logistics, shipping or other distribution operations difficulties or disruption in the supply of equipment, materials or components could impair our ability to sell our products and meet customer demand, and also could delay the launch of new products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials.
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues, the impact of supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages or other factors may exacerbate the risks described in this risk factor and could cause certain of our suppliers to reduce their ability to meet our or our customers' needs, be unable to operate temporarily or even go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our suppliers or customers may face difficulties in procuring or delivering, or in some cases may be unable to procure or deliver, the equipment, materials or components from their own suppliers necessary to supply us with products, equipment, components or materials or conduct experiments using our solutions. For example:
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
•semiconductor chip shortages in the past impacted, and in the future may impact, the availability of semiconductor chips utilized in our instruments and in the manufacture of certain of our products; and
•the storage and distribution of vaccines in the past impacted, and in the future may impact, the availability of cold storage for components and materials used by us and our customers in connection with our products.
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
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues could result in our inability to produce our products in sufficient volumes and at sufficient quality to meet demand, supply our products to our customers and for our research and development needs, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, in the past the COVID-19 pandemic disrupted air, sea and other travel in the United States and globally. Similar disruptions in the future could reduce or eliminate our ability to receive components or supply our customers. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, spoilage, equipment malfunctions, facility contamination, labor problems, natural disasters, infectious disease, conflict, war, civil unrest, epidemics or pandemics, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, geopolitical issues, conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Even if in some cases we are able to pass some or all such cost increases to customers by increasing the selling prices of our products, higher product prices may also result in a reduction in sales volumes.
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
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products with improved ease-of-use, improved performance or additional features and functionality. At times, we preannounce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when and if such products and services become available. The risks associated with the introduction of new products include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product and avoiding excess supply of the legacy product, including legacy versions of our instruments which are supplanted by new versions. In addition, in the past supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables and at times the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products led us, and may again lead us, to carry higher inventory. Further, differences in purchasing patterns across our customer base could negatively impact our ability to accurately forecast demand.

We may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand to take advantage of favorable pricing, address concerns about the availability of future supplies or build safety stock to help ensure customer shipments are not delayed should we experience higher than anticipated demand for materials with long lead times. During periods of decreased demand, which in the past have occurred and which may occur again, these non-cancelable commitments could result in additional inventory-related charges which may adversely impact our financial results and condition.
If our existing and new products fail to achieve and sustain sufficient scientific acceptance, we will not generate expected revenue and our prospects may be harmed.
The life sciences scientific community is comprised in part of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications is a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is important to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. The number of times our products were mentioned in peer-reviewed publications has increased significantly since launching our first product in 2015. During this time, our revenue has also increased significantly. Our products may not continue to be mentioned in peer-reviewed articles with frequency. Any new products or new versions of existing products that we introduce in the future may not be mentioned in peer-reviewed articles. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use or usability of our products in publications, it may drive existing and potential customers away from our products, which could harm our operating results.
If we do not sustain or successfully manage our growth and anticipated growth, our business and prospects will be harmed.
We have historically experienced rapid growth and we expect that future growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions in each of 2018 and 2020, one in 2021 and another in 2023, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products or new versions of existing products in the future. We intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our growth strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,259 employees as of December 31, 2023. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base, including as a result of certain of our employees working remotely. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our growth. To effectively manage our growth, we must continue to improve our systems and processes and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations and growth prospects will be harmed.
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
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain cash flows from operating activities in excess of our capital investment requirements or profitability.
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $255.1 million and $166.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1.3 billion. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from the sale of convertible preferred stock, stock option exercises and purchases under our 2019 Employee Stock Purchase Plan, the sale of Class A common stock in our initial public offering ("IPO") and our September 2020 follow-on offering, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain cash flows from operating activities in excess of our capital investment requirements on a sustained basis or attain profitability, in the future. Further, our limited operating history and rapid revenue growth over the last several years make it difficult to effectively plan for and model future growth and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressures could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our instruments and consumables, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. Additionally, changes in our product mix may negatively affect our gross margins. We may never be able to generate sufficient revenue to achieve or sustain cash flows from operating activities in excess of our capital investment requirements or profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to achieve or maintain growth, cash flows from operating activities in excess of our capital investment requirements or profitability could negatively impact the value of our Class A common stock.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train, retain and ensure the health and safety of our personnel, we may not achieve our goals.
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Dr. Saxonov, our Chief Executive Officer and one of our co-founders, and Dr. Hindson, our Chief Scientific Officer, President and one of our co-founders, are critical to our vision, strategic direction, culture and products. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires, including executive hires such as a future new Chief Commercial Officer, often require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate our personnel into our business could adversely affect our business. Additionally, some of our employees work remotely and because of the challenges of working remotely, including collaborating with and managing employees, it may take significant time before our teams can achieve full productivity, if at all, and it may take significantly longer for new hires to achieve full productivity, if at all.
We do not maintain key person life insurance for any of our employees. Additionally, we have not entered into fixed term contracts with almost any of our employees and as a result, almost any of our employees could leave our company with little or no prior notice which could harm our business.
Many of our scientific personnel in the United States are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. We expect to continue to rely on foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. Additionally, our current or future employees may be negatively affected by delays, disruptions or changes in United States immigration policies. Past United States administrations have made restricting immigration and reforming the work visa process a priority and these efforts may adversely affect our ability to find qualified personnel.

Our continued growth depends, in part, on attracting, retaining and motivating highly trained sales personnel, including individuals with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and elsewhere and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. In August 2022 we conducted a reduction in force in order to decrease costs and maintain a streamlined organization to support the business and in December 2023, we committed to a restructuring plan related to the closure of one of our research and development facilities. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives with fewer employees and losses of intellectual capital. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with both companies that may have greater financial resources than we do and early stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our operating results and growth prospects.
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development programs could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
Much, and in some cases all, of the manufacturing process for our instruments takes place at our third-party manufacturers' facilities. Many of our consumables are manufactured at our facilities in Pleasanton, California, Singapore, Taiwan or other of our facilities using proprietary equipment. Certain raw materials, such as oligonucleotides and enzymes, are custom manufactured by outside partners. We periodically review the manufacturing capacity of our consumables and we expect to continue to manufacture an increasing amount of consumables in-house. Our Pleasanton facilities also house the majority of our research and development and quality assurance teams. Our Chromium, Visium CytAssist and Xenium instruments are manufactured by our partners at their facilities, while we perform optical and final assembly, instrument integration and testing of our Xenium instrument in-house. The facilities and the equipment we and our third-party manufacturers use to manufacture our instruments and consumables and that we use in our research and development programs would be costly to replace and could require substantial lead times to repair or replace.
Our facilities are vulnerable to natural disasters and catastrophic events. For example, our Pleasanton facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes. Our facilities are vulnerable to other types of disasters, including fires, floods, infectious disease, epidemics or pandemics, power loss, conflict, war, civil unrest, communications failures and similar events. If any disaster or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or any of our third-party manufacturers’ facilities become unavailable or understaffed for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. Additionally, potential issues with our ability to hire staff or the health and safety of our manufacturing staff could decrease the effectiveness of our manufacturing operations and adversely affect our business and operating results. The inability to manufacture our instruments and/or consumables, combined with potential limited inventory of manufactured instruments and consumables, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Because certain of our consumables and the raw materials we use to manufacture consumables are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such consumables and raw materials and we may not be able to replace them without disruption to our customers or at all.
A substantial percentage of our revenue comes from sales to academic institutions, whose research often requires long uninterrupted studies performed on a consistent basis over time; thus interruptions in our ability to supply consumables could be particularly damaging to these studies and our reputation. In addition, the budgetary planning and approval process for academic research programs can be lengthy and begin well in advance of the planned purchase of our instrument and/or consumables. If our products become unavailable during the planning process, researchers may use alternative products.
If our research and development programs were disrupted by a disaster or catastrophe or for other reasons, the launch of new products and the timing of improvements to existing products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party manufacturers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses, may not cover every potential type of loss event (including earthquakes as we do not carry earthquake insurance coverage) and may not continue to be available to us on acceptable terms, or at all.
We rely exclusively on commercial carriers to transport our products, including perishable consumables, to our customers in a timely and cost-efficient manner and if delivery of our products is disrupted, our business will be harmed.
Our business depends on our ability to quickly and reliably deliver our products and in particular, our consumables, to our customers. The majority of our consumables are perishable and must be kept below certain temperatures. As such, we ship our refrigerated consumables on dry ice and only ship such consumables on certain days of the week to reach customers on a timely basis. Disruptions in the delivery of our products, whether due to hiring difficulties or labor disruptions, fuel shortages, dry ice shortages, bad weather, natural disasters, infectious disease, conflict, war, civil unrest, epidemics or pandemics, terrorist acts or threats or for other reasons could result in delivery delays or our customers receiving consumables that are not fit for usage, and if used, could result in inaccurate results or ruined experiments. For example, certain of our customers were negatively impacted by a process breakdown in our logistics cold-chain that resulted in product spoilage which delayed purchases by affected customers, negatively impacting our revenue in 2022. While we work with customers to replace any consumables impacted by delivery disruptions, our reputation and our business may be adversely impacted if customers receive consumables that are not fit for usage. In addition, if we are unable to continue to obtain delivery services on commercially reasonable terms, our operating results may be adversely affected.
In addition, in the past both shipping and air transport have been negatively impacted in terms of speed and capacity. If we cannot supply our products to our customers in a timely manner, our customers may delay or cancel their orders. Furthermore, even if we have inventory, if we do not have adequate inventory of products in the geographic regions in which they are ordered, we may not be able to deliver products to our customers in a timely manner and customers may delay or cancel their orders. Should we or our commercial carriers encounter difficulties in delivering our instruments or consumables to customers, it could adversely impact our ability to recognize revenue for those products and accordingly adversely affect our financial results for that period and such impact could be particularly acute at the end of any financial quarter.
Costs or other factors related to our facilities and real estate could adversely impact our business.
We may decide to reduce our real estate commitments but be unable to do so. For example, in 2023 we vacated some of our leased office space located in Pleasanton, California comprising of approximately 43,000 square feet for the remaining lease term through 2026 and entered into agreements to sublease some of the vacated office space. Our real estate leases, which generally obligate us for long periods, subject us to potential financial risk. Our real estate strategy may have committed, and may in the future commit, us to leases or other agreements or arrangements requiring us to incur costs for facilities we later determine are unnecessary for our business. While we have the right to terminate or sublease some of our leases under specified conditions, we may not be able to terminate or sublease certain of our leases if or when we would like to do so or we may incur substantial costs to terminate or sublease such leases. In some cases, we have been unsuccessful, and in the future again may be unsuccessful, in terminating or subleasing certain of our leases even if we have determined the facilities subject to these leases are unnecessary for our business and we have incurred, and may in the future incur, costs for such facilities despite not fully utilizing them. If we decide or are required to permanently vacate facilities we lease, we are typically required to continue to perform obligations under the applicable leases, which generally include, among other obligations, paying rent and certain expenses for the balance of the lease term, and the performance of any of these obligations may be significant. When we assign leases or sublease to third parties, or if we vacate facilities we lease, we can remain liable on the lease obligations for the balance of the term and we could be contingently liable if the assignee does not perform their obligations to us or third parties. Additionally, if we may decide to sublease certain of our facilities to third parties, we may be unable to find suitable sublease arrangements for leased facilities that we do not wish to occupy ourselves.
In the past we have expanded, and in the future we may expand, our facilities in the locations where we operate or may operate in the future. For example, in 2023 we completed construction of a new facility on land we own located in Pleasanton, California. We believe that maintaining our existing facilities is necessary to maintain our operations and that, in the future, new facilities may be necessary to support our business. Our ability to maintain our existing facilities, build out new or existing facilities and open new operating facilities depends on our ability to identify attractive locations, negotiate leases, subleases, real estate purchase agreements or other agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. We may not maintain the level of cash flow or access financing opportunities necessary to support our real estate strategy. Our facilities projects may increase demands on our operational, financial, managerial and administrative resources.

Costs or other factors related to our facilities and real estate ensuing from these and other risks related to our facilities and real estate may adversely impact our business results and financial condition.
If we fail to offer high-quality customer service, our business and reputation could suffer.
We differentiate ourselves from our competition in part through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team, and failure to manage our customer service organization adequately or impacts on our ability to provide an exceptional customer experience may adversely impact our business results and financial condition.
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
Over the years, we have acquired technologies and associated intellectual property rights across a broad range of emerging areas within biology and life sciences. We believe we are successfully integrating the technologies we have acquired into our business, but the long-term success of these acquisitions is not guaranteed. We regularly review investment, acquisition and technology licensing opportunities, and we may invest in or acquire additional real estate or additional businesses and legal entities to add specialized employees, products or technologies as well as pursue technology licenses or investments in complementary businesses. Our previous acquisitions and any future transactions could be material to our financial condition and operating results and expose us to many risks, including:

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
Foreign acquisitions, such as our acquisitions of Spatial Transcriptomics Holdings AB, CartaNA AB and Tetramer Shop involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur or due to circumstances outside our control including regulatory approval considerations.
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
We sell our products through third-party distributors in Asia, certain regions of Europe, Oceania, Central America, South America, the Middle East and Africa. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Additionally, excess inventory held by our distributors may reduce or delay purchases by such distributors. For example, we believe that in the past certain of our distributors in China held excess inventory of certain of our products, in part due to fluctuations in customer purchasing patterns in China due to COVID-19, which we believe resulted in lower than anticipated sales of our products to our distributors in China in 2023 as such distributors sold off such excess inventory.
Our distribution relationships are non-exclusive. As such, our distributors may not commit the necessary resources to market our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not or are unable to perform adequately or if we are unable to enter into effective arrangements with distributors in particular geographic areas, our revenues could be significantly impacted. Additionally, our business, financial condition and results of operations could be materially and adversely affected if we are unsuccessful in selling directly to customers who previously purchased our products from third-party distributors or if our efforts in certain regions to sell directly to certain customers previously served by our distributors negatively impacts our relationships with and the performance of our distributors in such regions or elsewhere.
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
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2023 and 2022, approximately 23% and 18%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. We do not currently maintain a program to hedge foreign currency exposures and even if in the future we do implement a program to hedge such exposures, we may not be successful in mitigating the effects of fluctuations in foreign currency exchange rates.
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
Following a national referendum and subsequent legislation, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit” and ratified a trade and cooperation agreement governing its future relationship with the European Union (“EU”). Among other things, the agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the European Union, and does not for example provide for the wholesale mutual recognition of product certification, significant uncertainty remains about the practical impacts of the new relationship. Brexit has had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

The illegal distribution and sale by third parties of counterfeit or unfit versions of our products or stolen products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and quality standards. As we expand our business internationally, we expect to encounter counterfeit versions of our products, including our consumables. A researcher who receives and uses counterfeit consumables could obtain erroneous results, experience failed experiments or potentially damage his or her instrument. Our reputation and business could suffer harm as a result of counterfeit products sold under our brand name. Inventory that is stolen from warehouses, plants or while in-transit, and that is subsequently improperly stored and sold through unauthorized channels, could adversely impact our customers’ experiments, our reputation and our business.
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
We may incur indebtedness in the future. The debt instruments governing such indebtedness could contain restrictive provisions. If we incur debt, a portion of our cash flows would likely be needed to satisfy our debt service obligations. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described in this risk factor.
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
We make certain of our products available to customers as research-use-only (“RUO”) products. RUO products are regulated by the FDA as medical devices, and include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and subject to FDA enforcement action. In the EU, under Regulation (EU) No 2017/746 (“EU IVDR”), RUO products which are intended to be used for research purposes, without any medical objective, are not regarded as devices for performance evaluation used in diagnostic procedures. More importantly, the EU IVDR expressly provides that products intended for RUO are excluded from the scope of the Regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an in vitro diagnostic medical device (“IVD”) and is not subject to compliance with IVD requirements. However, depending on the type of RUO products in question, requirements to market some products may be tighter under the EU IVDR such as for laboratory developed tests. Depending on the product in question, other regulations may be applicable to the RUO products. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA and foreign authorities could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA or foreign authorities requires us to obtain marketing authorization or certification of our RUO products in the future, there can be no assurance that these authorities will grant any clearance, approval or certification requested by us in a timely manner, or at all.
We may also in the future decide to develop products that are intended for clinical or diagnostic uses. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDC Act, or approval of a premarket approval application from the FDA, unless an exemption applies. In the EU, there is currently no premarket government review of medical devices (including IVDs). However, the EU requires that all IVDs placed on the market in the EU must meet general, safety and performance requirements of the EU IVDR including the requirement that an IVD must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with general, safety and performance requirements laid down in Annex I to the EU IVDR is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The EU regulatory landscape concerning IVDs recently evolved. On May 26, 2022, the EU IVDR became applicable, and repealed and replaced the EU IVDD. Unlike the EU IVDD, the EU IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. The EU IVDR may impose increased compliance obligations for us if we decide to market products for clinical or diagnostic uses and impact our development plans. The EU IVDR does not apply in Great Britain (England, Scotland and Wales) since it came into effect after the United Kingdom’s departure from the EU, and consequently, the regulatory framework for IVDs in Great Britain continues to be largely based on the requirements of the EU IVDD as implemented by national law. However under the terms of the Northern Ireland Protocol the EU IVDR does apply in Northern Ireland. The Medicines and Healthcare products Regulatory Agency (“MHRA”) has confirmed that it will introduce changes to the legislation applicable in Great Britain, and has stated that it expects the core elements of the new regime to apply from July 2025. Until the final legislation and accompanying guidance has been published there will remain uncertainty as to the future IVD regulatory requirements in Great Britain. In addition, the process of obtaining approval or clearance from the FDA or certification from notified bodies in the EU or approved bodies in the United Kingdom for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals, clearances or certifications for any new products or for modifications to our existing products on a timely basis or that any approval, clearance or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval or certification from foreign bodies of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, certification, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications, withdrawals or suspensions of existing clearances, approvals or certifications, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, including in the Asia-Pacific region. For the years ended December 31, 2023 and 2022, sales outside of North America constituted approximately 40% and 45%, respectively, of our sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.
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
We are subject to risks related to taxation in multiple jurisdictions and changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, changes in tax benefits from share based compensation, mergers and acquisitions or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the United States Internal Revenue Service or any other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022 recently became law and imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. While certain other draft legislation has been proposed in the U.S., the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. If any such changes are implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.
In addition, the Organization for Economic Co-Operation and Development has released guidance and blueprints covering various topics, including a global minimum effective tax rate of 15% on certain corporate groups known as “Pillar Two," and rules governing transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions. For example, on December 12, 2022, the European Union member states agreed to implement the “Pillar Two” global corporate minimum tax rate as of January 1, 2024. In addition, various other countries where we do business have implemented or plan to implement the “Pillar Two” global corporate minimum tax rate in 2024 and are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of this and similar legislation could significantly increase our tax obligations in many countries where we do business.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
Our ability to utilize our net operating loss carryforwards and research and development credit carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes as described below. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize our net operating loss carryforwards and research and development credit carryforwards.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain significant shareholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. A portion of our net operating loss carryforwards and other tax attributes may be subject to limitation under Section 382 of the Code as a result of previous ownership changes and such limitations may result in expiration of a portion of our net operating loss carryforwards or other tax attributes before utilization. Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of the genomic and multiomic information and gene editing could reduce demand for our products.
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
We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright, trade secret and other intellectual property laws to protect the proprietary aspects of our products, brands, technologies, trade secrets, know-how and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property rights and proprietary information. In addition, patents have a limited lifespan. In the United States, for example, the natural expiration of a utility patent is generally 20 years from the earliest effective non-provisional filing date. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining, maintaining and enforcing other intellectual property rights. We may not be able to obtain, maintain and/or enforce our intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.

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
•any patents issued to us will provide a basis for an exclusive market for our commercially viable products or technologies, will provide us with any competitive advantages or will not be challenged by third parties;
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
Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies. We have in the past and may in the future become, involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property infringement proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings.
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
A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development, manufacture and/or commercialization of our current and/or future products or technologies, in which case we would need to acquire or obtain a license to such intellectual property rights from such third party. A third party that perceives us to be a competitor may be unwilling to assign or license its intellectual property rights to us. In addition, the licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may also pursue similar strategies to license or acquire such third party’s intellectual property rights. Some of these companies may have a competitive advantage over us due to their size, capital resources and greater development, manufacturing and commercialization capabilities. We also may be unable to license or acquire third party intellectual property rights on commercially reasonable terms that would allow us to make an appropriate return on our investment, or we may be unable to obtain any such license or acquisition at all. If we are unable to successfully license or acquire necessary third-party intellectual property rights, we may not be able to develop, manufacture or commercialize our current and/or future products or technologies, which could have a material adverse effect on our business, financial condition and results of operations.
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
However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and other third parties. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Although we generally require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. In addition, despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property rights by employees, consultants and other third parties who have access to such intellectual property or other proprietary rights is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors or third parties, despite the existence generally of these confidentiality restrictions. These agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets, know-how or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how or other proprietary information that we fail to detect. There can be no assurances that such employees, consultants, advisors or third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.
Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and outcomes are unpredictable. Further, it is possible that others will independently develop the same or similar technology, products or services or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.
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
We may be subject to claims that our employees or consultants have wrongfully used for our benefit or disclosed to us confidential information, including trade secrets or know-how, of third parties. Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees and consultants may have executed confidential information non-disclosure and inventions assignment agreements and non-competition agreements in connection with such previous employment or engagements. Although we try to ensure that our employees and consultants do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property rights or disclosed the alleged trade secrets or other proprietary information, of these former employers, clients or other third parties. To the extent that our employees or consultants use intellectual property rights or proprietary information owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our patent licensors fail to maintain the patents and patent applications covering our products, services or technology, we may not be able to stop a competitor from marketing products, services or technologies that are the same as or similar to our products, services or technologies which would have a material adverse effect on our business, financial condition and results of operations.
Changes in patent law could diminish the value of our patents in general, thereby impairing our ability to protect our current and future products, services or technologies, and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our current or future patents.
Our ability to obtain patents and the breadth of any patents obtained is uncertain in part because, to date, some legal principles remain unresolved, and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and other countries. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection, which in turn could diminish the commercial value of our products, services and technologies.

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
For example, various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014, the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018 and June 2018. The guidance indicates that claims directed to a law of nature, a natural phenomenon or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the life sciences and any such changes could have a negative impact on our business.
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
In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice, and deciding whether to opt-in or opt-out of Unitary Patent practice entail strategic and cost considerations. The UPC provides third parties with a new forum to centrally revoke our European patents and makes it possible for a third party to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC.

Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may independently develop, manufacture and commercialize products, services or technologies that are similar to or are alternatives or duplicates of any of our products, services or technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents or even when they issue, the scope of the claims may be narrowed;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop, manufacture and commercialize competitive products, services or technologies for sale in our major commercial markets;
•we, or current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•we may not develop additional proprietary technologies that are patentable;
•the intellectual property rights of others may harm our business; and
•we may choose not to seek patent protection for some of our proprietary technology to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
Our trademarks could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, services or technologies, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, operating results and prospects.

We rely on our trademarks, trade names and brand names, such as our 10X, 10X GENOMICS, CHROMIUM, VISIUM and XENIUM marks, to distinguish our products, services and technologies from the products, services and technologies of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States, however, we have not yet registered all of our trademarks in all of our current and potential markets. There can be no assurance that our trademark applications will be approved for registration. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties may also oppose our trademark applications and may seek to cancel trademark registrations or otherwise challenge our use of the trademarks. Opposition or cancellation proceedings may be filed against our trademark filings in these agencies, and such filings may not survive such proceedings. While we may be able to continue the use of our trademarks in the event registration is not available, particularly in the United States, where trademark rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks if such parties are able to successfully claim infringement in court. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our trademarks or trade names may be infringed, circumvented, declared generic or determined to be violating or infringing on other marks.
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

The global data protection landscape is rapidly evolving and new laws and regulations are constantly being enacted such as China's "Personal Information Protection Law" and Singapore's "Personal Data Protection Act." Violations of existing and new laws and regulations may subject companies to significant penalties and fines, government investigations and/or enforcement actions, private litigation and other claims. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR went into effect in May 2018 and imposes stringent requirements for processing personal data of individuals within the European Economic Area ("EEA"). The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries outside the EEA that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from, the Court of Justice of the EU (“CJEU”) states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, we have also been subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
In the United States, California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which came into effect on January 1, 2020 and limits and imposes requirements on how we may collect and use personal information and provides for civil penalties for violations and a private right of action for data breaches. Further, the California Privacy Rights Act (the "CPRA"), generally went into effect in January 2023. It expands the CCPA and established a new California Privacy Protection Agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. In addition to applying to businesses that buy and sell personal information, the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of "sensitive personal information" that includes genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals' rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA's three-year compliance roll-out and the impact it will have on us and others in our industry, however, we expect to incur increased compliance costs and may be subject to increased potential liability in the event we fail to comply. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
Furthermore, the Federal Trade Commission (“FTC”) has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, health-related information and personal information of our customers, employees and other related third parties (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. We operate some of these systems but we also rely on third-party providers for a range of software, products and services that are critical to our operations and business. Both our and our third-party providers’ information technology systems are vulnerable to attack, damage or disruption due to breakdown, malicious intrusion, computer viruses, malware (e.g. ransomware) or other disruptive events, including but not limited to, natural disasters and catastrophes. In addition, malicious code (such as viruses, worms and ransomware), bugs or vulnerabilities in our code, employee theft or misuse, human error, social engineering and phishing scams, denial-of-service attacks and sophisticated nation-state and nation-state supported attacks (including advanced persistent threat intrusions), are all increasingly common threats to companies like us.
Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. An attack or security incident that exposes Confidential Information to unauthorized persons could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal data of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
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

We have experienced cyberattacks and other security incidents and expect to continue to experience such events. For example, in March 2020, we experienced a ransomware attack in which cybercriminals were able to access our information technology systems. While we isolated the source of the attack and restored normal operations with no material day-to-day impact to us or our ability to access our data, we believe Confidential Information was stolen. We believe the ransomware attack could lead to the disclosure of our trade secrets or other intellectual property, or could lead to the exposure of personal information of our employees. The release of any of this information could, but is not reasonably likely to, have a material adverse effect on our business, operations, business strategy, results of operations or financial condition. In addition, the March 2020 ransomware attack has not, but it is possible that it could, result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could, but is not reasonably likely to, result in significant judgements against us, penalties and fines.
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
Our proprietary software is a crucial component of our solutions, as our software allows our end users to visualize genomic and multiomic information provided by our instruments and reagents. Our software is generally downloadable free of charge from our website for installation and use by end users on their computer systems. Our website is hosted with various third-party service providers located in the United States. We rely on on-premises, co-located and third-party infrastructure in the San Francisco Bay Area and other regions in the United States to perform computationally demanding analysis tasks for our research and development programs and for other business purposes.
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
If we own, co-own or in-license Government Funded Inventions that are critical to our business, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected. Further, the exercise of March-In Rights, the requirement that we grant additional licenses to third parties, or the termination of our license of the relevant technologies could materially adversely affect our business, operations and financial condition. The restrictions of the Bayh-Dole Act may also limit our ability to manufacture our products in locations where it may be otherwise more favorable for us to do so, which could limit our ability to respond to competitive developments or otherwise adversely affect our results of operations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Our defense of any litigation or interference proceedings may fail and, even if successful, defending such claims brought against us would cause us to incur substantial expenses and distract our management and other employees. If such claims are successfully asserted against us, we could be forced to pay substantial damages. Further, if a patent infringement or other intellectual property rights-related lawsuit were brought against us, we could be forced, including by court order, to cease developing, manufacturing and/or commercializing the infringing product or technologies. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Although patent, trademark, trade secret, and other intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may not be able to obtain licenses on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors and other third parties gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses or make any necessary changes to our products or services, we could be forced to cease some aspect of our business operations, which could harm our business significantly.
A finding of infringement or an unfavorable interference or derivation proceedings outcome could prevent us from developing, manufacturing and/or commercializing our products or technologies, or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. We could encounter delays in product introductions while we attempt to develop alternative products or technologies.
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
Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us may increase. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe, misappropriate or otherwise violate the intellectual property rights of others. These matters can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Additionally, we purchase product components, including hardware and software, from suppliers, and the design of these components may be outside of our direct control. These suppliers may not indemnify us in the event that a third party alleges the use of such components infringes its intellectual property rights.

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
NanoString
On May 6, 2021, we filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, we filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, we filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing our claims of infringement of U.S. Patent No. 10,662,467. We are seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting our motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded us more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including our motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions is currently stayed due to the bankruptcy filing.
On February 28, 2022, we filed a second suit against NanoString in the U.S. District Court for the District of Delaware alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the “CosMx Action”). On May 12, 2022, we filed an amended complaint in the CosMx Action additionally alleging that the CosMx products additionally infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. NanoString filed its answer to the CosMx Action on May 26, 2022. On March 1, 2023, we filed a second amended complaint additionally alleging that the CosMx products infringe U.S. Patent No. 11,542,554. We are seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the CosMx Spatial Molecular Imager and associated instruments, reagents and services. NanoString filed its answer to the second amended complaint on March 22, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for September 2024. This litigation is currently stayed due to NanoString’s bankruptcy filing.
On August 16, 2022, NanoString filed a counterclaim in the CosMx Action alleging that our Visium products infringe U.S. Patent No. 11,377,689 (the “689 patent”). We filed our answer to NanoString's counterclaim in the CosMx Action on August 30, 2022. On November 23, 2022, we moved to sever claims relating to NanoString’s assertion of the 689 patent and consolidate those claims with the patent case NanoString filed against us on October 20, 2022 (discussed below). On January 24, 2023, the Court granted our motion.
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort, and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that we grant NanoString a license to the patents that we asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. We believe NanoString’s claims are meritless and intend to vigorously defend ourselves.

On October 20, 2022, NanoString filed suit against us in the U.S. District Court for the District of Delaware alleging that our Visium products infringe U.S. Patent No. 11,473,142 (“the 142 patent”), a continuation of the 689 patent (the “NanoString Action”). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to the 689 patent from the CosMx Action and consolidated those claims with this action. NanoString filed an amended complaint on January 27, 2023. We filed an answer to the NanoString Action on February 10, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for December 2024. We believe NanoString’s claims in the NanoString Action are meritless and intend to vigorously defend ourselves.
On August 16 and September 25, 2023, we filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. An institution decision for the IPR against the 142 patent is expected in April 2024.
On March 9, 2022, we filed suit in the Munich Regional Court in Germany alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the “EP 928 patent”) (the “Germany CosMx Action”). A hearing on infringement was held on March 23, 2023. On May 17, 2023, the Munich Regional Court found that the CosMx products infringe the EP 928 patent and issued a permanent injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in Germany. The injunction took effect on June 1, 2023. On May 25, 2023, NanoString filed an appeal of the Germany CosMx Action in the Munich Higher Regional Court. A hearing date has not yet been set for this appeal. On October 30, 2023, NanoString requested that the Higher Regional Court temporarily stay enforcement of the injunction pending the appeal. On December 20, 2023, the Higher Regional Court granted NanoString’s request conditioned upon NanoString posting a 2.3 million Euro security deposit. To date, NanoString has not posted this security deposit.

On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP 928 patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP 928 patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024.
On June 1, 2023, we filed requests for preliminary injunctions in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP 928 patent and EP Patent No. 4108782 (the “EP 782 patent”). Hearings were held for the EP 782 and EP 928 patents on September 5 and September 19, respectively. On September 19, 2023, the UPC granted our request for the EP 782 patent and issued a preliminary injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in all 17 UPC member states. On October 10, 2023, the UPC denied our preliminary injunction request for the EP 928 patent. On October 2, 2023, NanoString filed an appeal of the preliminary injunction for the EP 782 patent in the UPC Court of Appeals. A hearing was held before the UPC Court of Appeals on December 18, 2023, and a decision is pending.
On August 31 and September 18, 2023 we filed main requests in the Munich Local Division of the UPC alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP 782 and EP 928 patents, respectively. No hearings have yet been set for these main requests.
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP 782 patent. No schedule has yet been set for this opposition. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP 928 patent. A hearing in the revocation action is scheduled on April 17, 2024.
On January 30, 2024, NanoString filed a petition for IPR of U.S. Patent No. 11,542,554, which is asserted by us against NanoString in the CosMx Action.
The impact of NanoString’s bankruptcy filing on our actions against NanoString outside of the U.S. District Court for the District of Delaware is not yet fully resolved.
Vizgen
On May 3, 2022, we filed suit against Vizgen, Inc. (“Vizgen”) in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and/or Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. We seek, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s making using, selling, offering to sell, exporting and/or importing in the United States the MERSCOPE Platform and workflow and/or Vizgen’s Lab Services program, including associated instruments and reagents. On July 25, 2022, Vizgen filed a motion to dismiss our claims for willful and indirect infringement, which the Court denied on September 19, 2022. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for October 2024.
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that our Xenium product infringes U.S. Patent No. 11,098,303 (the “303 patent”). Vizgen seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States Xenium products, including associated instruments and reagents. Vizgen also filed counterclaims alleging that we tortiously interfered with Vizgen’s contractual and business relationship with Harvard and that we engaged in unfair practices under Massachusetts state law. On October 27, 2022, we filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, our motion to dismiss was denied. We believe Vizgen’s claims are meritless and intend to vigorously defend ourselves.
On March 15, 2023, we filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing our claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding amended counterclaims including antitrust, unfair competition, tort, and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that we grant Vizgen a license to the patents that we asserted against Vizgen) and unspecified damages (including attorneys’ fees). On May 18, 2023, we filed a motion to dismiss Vizgen’s amended counterclaims. On July 10, 2023, the Court granted our motion to dismiss Vizgen’s contract counterclaim but otherwise denied our motion to dismiss. We believe Vizgen’s claims are meritless and intend to vigorously defend ourselves.

On June 1, 2023, we filed suit in the Hamburg Local Division of the UPC alleging that Vizgen’s MERSCOPE products infringe the EP782 patent. We seek, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s MERSCOPE products in all 17 UPC member states. A hearing has not yet been set.
On August 30, 2023, we filed a petition for IPR of the 303 patent. An institution decision is expected by March 2023.
Parse
On August 24, 2022, we filed suit against Parse Biosciences, Inc. ("Parse") in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995, 10,619,207, and 10,738,357. We seek, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Parse’s making using, selling, offering to sell, exporting and/or importing in the United States Parse’s Evercode Whole Transcriptomics products and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. Discovery is in progress. A Markman hearing is scheduled for February 2024, and trial is scheduled for December 2024.
Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. The PTAB denied institution of Parse’s petitions for IPR on the other five asserted patents. On January 2 and 5, 2024, Parse filed rehearing requests with the PTAB for the 197 and 013 patents, respectively. On November 6, 2023, Parse filed a motion to stay the Delaware action pending the IPRs. On December 21, 2023, the court denied Parse’s motion to stay. On February 5, 2024, the PTAB instituted IPRs for the 197 and 013 patents on Parse’s requests for rehearing. On February 8, 2024, Parse filed a renewed motion to stay.
Curio
On December 1, 2023, we filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. A case schedule has not yet been set.
On December 4, 2023, we filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). A hearing for the preliminary injunction request has been set for March 26, 2024.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval, other than matters that require a supermajority for approval. This concentrated control is expected to limit or preclude Class A stockholders' ability to influence certain corporate matters requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that an investor may feel is in her or his best interest as one of our stockholders.
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
In the past we have provided, and in the future we may provide, guidance and other expectations regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance or the other expectations we set may not ultimately be accurate and has in the past been inaccurate in certain respects. For example, in February 2022 we announced our expectations regarding full year 2022 revenue, which we revised in August 2022 to reflect lower expected revenue for full year 2022. In August 2022, we announced our goal to attain cash flows from operating activities in excess of our capital investment requirements by the end of 2023. While we achieved this goal for the quarter ended December 31, 2023, we may not be able to maintain such cash flows from operating activities in excess of our capital investment requirements on a sustained basis, including if we do not generate sufficient revenue or achieve our gross margin targets, if we acquire businesses or technologies (or complete expenditures related to previous acquisitions), if our spending is higher than anticipated or due to many other factors. If our guidance varies from actual results or if we fail to meet other expectations regarding our business, the market value of our common stock could decline significantly.
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
In August 2021, the SEC announced that it had approved Nasdaq’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these listing rules, Nasdaq-listed companies are required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these listing rules, for companies listed on the Nasdaq Global Select Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under the proposed rule, a “Diverse” director is someone who self-identifies either as (i) female, (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community.
Our board of directors currently includes two female directors, and three directors from an “underrepresented community.” However, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates for the new Nasdaq listing rules, we could be out of compliance with the Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the Center For Internet Security (“CIS”) Controls. While this does not imply that we meet any particular technical standards, specifications or requirements, we use the CIS Controls framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.

Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors who have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. In March 2020, we experienced a ransomware attack in which cybercriminals were able to access our information technology systems. While we isolated the source of the attack and restored normal operations with no material day-to-day impact to us or our ability to access our data, we believe confidential information was stolen. We believe it is possible that the ransomware attack could lead to the disclosure of our trade secrets or other intellectual property, or could lead to the exposure of personal information of our employees. The release of any of this information could have, but is not reasonably likely to have, a material adverse effect on our business, operations, business strategy, results of operations or financial condition. The March 2020 ransomware attack has not, but it is possible that it could, result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could, but is not reasonably likely to, result in significant judgements against us, penalties and fines.
For more information, see the section titled “Risk Factor—Risks related to our intellectual roperty, information technology and data security—If we or our critical third-party providers experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management on our cybersecurity risks, including written reports. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team, including our Chief Legal Officer, Chief Information Officer, President, Chief Financial Officer and Vice President of Data Analytics and Information Security is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Our management team’s cumulative experience includes decades of experience managing cybersecurity risks including serving in similar roles leading and overseeing cybersecurity programs at other companies. Our Chief Information Officer has served in various roles in information technology for almost 20 years and has been with us since 2013. He holds undergraduate and postgraduate degrees in computer science from Harvard University. Our Vice President of Data Analytics and Information Security has served in various roles in information technology and information security for more than 10 years. He holds an undergraduate degree in engineering science from Harvard University and postgraduate degrees in computer science from Massachusetts Institute of Technology. Our Chief Legal Officer has over 25 years of experience managing risks, including risks arising from cybersecurity threats, at several large publicly-traded technology companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies.

Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 2. Properties.
Our global corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Pleasanton, California, where we lease approximately 338,000 square feet of space under leases expiring between December 2024 and June 2033, as well as a manufacturing and distribution center in Singapore and a manufacturing center in Taiwan. Including the Pleasanton leases, we lease approximately 470,000 square feet globally. In 2023, we vacated some of our leased office space located in Pleasanton, California comprising of approximately 43,000 square feet for the remaining lease term through 2026 and entered into agreements to sublease some of the vacated office space. In January 2021, we completed the acquisition of certain real property located in Pleasanton, California for an aggregate cash purchase price of $29.4 million which become operational in April 2023. The property is comprised of approximately 150,000 square feet to support our manufacturing and operations functions. We believe that our current and planned facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings.
See Note 7, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
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
Holders of Common Stock
As of January 31, 2024, there were 38 holders of record of our Class A common stock and 19 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Composite Index. An investment of $100 is assumed to have been made in our Class A common stock and each index at market close on September 12, 2019 (the first day of trading of our Class A Common Stock on the Nasdaq Global Select Market) and its relative performance is tracked through December 31, 2023. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock to date. The offering price of our Class A common stock in our initial public offering (“IPO”), which had a closing stock price of $52.75 on September 12, 2019, was $39.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among 10x Genomics, Inc., the Nasdaq Composite Index
and the Nasdaq Biotechnology Composite Index

	Cumulative Total Return
	September 12, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
10x Genomics, Inc.	$100	$144.55	$268.44	$282.39	$69.08	$106.09
Nasdaq Composite Index	100	109.50	157.28	190.92	127.73	183.19
Nasdaq Biotechnology Composite Index	$100	$115.79	$145.53	$144.61	$128.83	$133.65
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $255.1 million and $166.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1.3 billion and cash and cash equivalents and marketable securities totaling $388.7 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.
Key business metrics
We regularly review a number of operating and financial metrics, including cumulative instruments sold and total consumables reactions, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, we anticipate these may change or may be substituted for additional or different metrics as our business grows and as we introduce new products.

Cumulative instruments sold

	As of December 31,
	2023	2022	2021
Chromium	5,180	4,411	3,511
Visium	531	211	—
Xenium	255	8	—
Cumulative instruments sold	5,966	4,630	3,511
Our products are sold to academic and translational researchers and biopharmaceutical companies. Our Chromium Controller, Chromium X Series and Visium CytAssist instruments are user installable and do not require in-person training. Our Chromium Connect and Xenium instruments require installation and we offer in-person training for their use. We believe cumulative instruments sold is one of the indicators of our ability to drive customer adoption of our products. We define cumulative instruments sold as the cumulative number of Chromium instruments, including the Chromium X Series, the Chromium Connect and the legacy Chromium Controller, Visium CytAssist instruments and Xenium instruments sold since inception.
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
Total consumables reactions sold

	Year ended December 31,
	2023	2022
Chromium	312,500	290,900
Visium	29,300	28,300
Xenium	5,200	100
Total consumable reactions	347,000	319,300
A consumable reaction is the reagent setup needed to perform an experiment using one of our solutions. Reactions represent the unit volumes that we sell when a researcher purchases our consumables. As such, consumable reactions sold is an appropriate metric for assessing trends in our business. The figures in the table above (rounded to the nearest hundred) represent the total consumable reactions for the years ended December 31, 2023 and 2022.
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
Revenue mix and gross margin
Our revenue is derived from sales of our instruments, consumables and services. There have been fluctuations in the mix between instruments and consumables and amongst our consumables. Each of our consumables solutions is designed to allow researchers to study a different aspect of biology, such as DNA, RNA, protein or epigenetics, at a resolution and scale that may be impractical or impossible using previously existing tools. As each of our solutions has been introduced, they have been initially purchased by a small number of early adopters. As these early adopters successfully perform experiments and publish scientific articles using our solutions, the utility of these solutions is more broadly understood and the solutions are then subsequently adopted by the larger research community. The revenue contribution from these and other consumable products has varied and is expected to vary on a quarterly basis due to several factors, including the publication of scientific papers demonstrating the value of the consumables, the availability of grants to fund research, budgetary timing, our introduction of new product features and new consumables offerings and our own manufacturing capacity or the capacity of our partners.
For each of the years ended December 31, 2023, 2022 and 2021, our Single Cell Gene Expression consumables, which were introduced in 2016, were our highest selling consumables product. For the year ended December 31, 2023, the remaining consumables revenue was comprised of sales of our Single Cell Immune Profiling, Single Cell Multiome ATAC+Gene Expression, Single Cell Gene Expression Flex, Single Cell ATAC, and Visium and Xenium consumables. Revenue contribution from our Single Cell Gene Expression, Single Cell Multiome ATAC+Gene Expression and Single Cell Immune Profiling consumables decreased as a percentage of overall consumables revenue while revenue contribution from our Single Cell Gene Expression Flex, Single Cell ATAC and Visium and Xenium consumables increased as a percentage of overall consumables revenue for the year ended December 31, 2023.
Our margins are generally higher for those instruments and consumables that we sell directly to customers as compared to those that we sell through distributors. While we expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term, we are evaluating increasing our direct sales capabilities in certain geographies.

We expect our gross margin will continue to trend lower due in part to change in product mix with newly introduced products, the impacts of inflation including, among other impacts, employee compensation and benefits, increased supply chain costs and increased costs due to expanding our operations infrastructure. In particular, the Xenium instrument currently carries a significantly lower margin than our other instruments. We believe that potential increases for average selling price, as well as potential opportunities for cost reductions due to economies of scale will improve instrument margin over the long term.
Continued investment in growth
Our significant revenue growth has been driven by rapid innovation towards novel solutions that command price premiums and quick adoption of our solutions by our customer base. We intend to continue to make focused investments to increase revenue and scale operations to support the growth of our business and therefore expect expenses in this area to increase.
We have invested, and will continue to invest, in our manufacturing capabilities and commercial infrastructure. We completed the expansion of our research and development center and manufacturing facility adjacent to our Pleasanton global headquarters in 2023. Excluding acquisitions, we expect our operating expenditures to continue to increase in 2024 and beyond as we increase our investment in new and existing research and development projects, increase commercial efforts to support revenue growth and incentives to retain key talent. In addition, we expect increased legal costs in 2024 to support the protection of our intellectual property portfolio. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
Acquisitions of key technologies
We have made, and intend to continue to make, investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products in the future. Such investments could take the form of an acquisition of a business, asset acquisition or the exclusive or non-exclusive in-license of intellectual property rights. Any such acquisitions we make may affect our future financial results. Our 2023 acquisition of certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. and 2020 acquisitions of CartaNA and ReadCoor were largely comprised of purchases of intellectual property which were expensed as in-process research and development in the quarter during which such acquisitions occurred or when certain technology development milestones were met. While we have not previously entered into material joint-development, partnership or joint-venture agreements, we may in the future decide to do so and any such arrangements may limit our rights and the commercial opportunities of any jointly developed technology.
Components of Results of Operations
Revenue
We generate virtually all of our revenue through the sale of our instruments and consumables to customers. We also generate a small portion of our revenue from instrument service agreements which relate to extended warranties. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro, Great British pound and Japanese yen.
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
We plan to continue to invest in our research and development efforts to enhance existing products and develop new products. As a result of these and other initiatives, we expect research and development expense will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue. Having completed the expansion of our global headquarters in Pleasanton in 2023, we expect allocated facilities and information technology costs to remain relatively flat in 2024.
In-process research and development. In-process research and development consists of costs incurred to acquire intellectual property for research and development. We expect these costs to be recognized, in most cases, only in periods during which we complete an acquisition of assets comprised in whole or part of intellectual property for research and development. We periodically evaluate acquisitions of this nature.
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
We expect to incur additional selling, general and administrative expenses due to continued investment in our sales, marketing and customer service efforts to support the anticipated growth of our business and increased legal costs to support the protection of our intellectual property portfolio. We expect infrastructure costs including allocated facilities and information technology costs to remain flat in absolute dollars. As a result of these and other initiatives, we expect selling, general and administrative expenses to vary from period to period as a percentage of revenue and increase in absolute dollars in future periods. We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses and selling, general and administrative expenses to increase in absolute dollars.
Accrued contingent liabilities
In 2021, accrued contingent liabilities were comprised of the original charge, estimated royalties and interest charges primarily related to our litigation with Bio-Rad Laboratories, Inc. We did not incur any accrued contingent liabilities in 2023 and 2022.
Interest income
Interest income consists of interest earned on our cash and cash equivalents which are invested in bank deposits, money market funds and marketable securities.

Other income (expense), net
Other income (expense), net primarily consists of realized and unrealized gains and losses related to foreign exchange rate remeasurements.
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes. As we expand the scale and scope of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of $672.3 million and federal tax credit carryforwards of $77.3 million. Our federal NOLs generated after December 31, 2017, which total $665.9 million, are carried forward indefinitely, while all of our other federal NOL and tax credit carryforwards expire beginning in 2033. As of December 31, 2023, we had state NOL carryforwards of $412.2 million, which expire beginning in 2033. In addition, we had state tax credit carryforwards of $58.5 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOL and tax credit carryforwards. We currently maintain a full valuation allowance against these tax assets.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We completed a study through September 30, 2023 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2013. As a result, our NOLs generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. In addition, certain ReadCoor tax attributes are subject to annual limitations as a result of our acquisition of ReadCoor, which constituted an ownership change of ReadCoor. Such limitations may result in expiration of a portion of our NOL or tax credit carryforwards before utilization. Our ability to use NOL or tax credit carryforwards to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL or tax credit carryforwards to offset U.S. federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$618,727	$516,409	$490,490
Cost of revenue	209,414	120,386	74,091
Gross profit	409,313	396,023	416,399
Operating expenses:
Research and development	270,332	265,667	211,752
In-process research and development	60,980	—	—
Selling, general and administrative	343,330	298,300	257,560
Accrued contingent liabilities	—	—	(660)
Total operating expenses	674,642	563,967	468,652
Loss from operations	(265,329)	(167,944)	(52,253)
Other income (expense):
Interest income	16,906	6,647	206
Interest expense	(33)	(476)	(866)
Other expense, net	(307)	(198)	(802)
Total other income (expense)	16,566	5,973	(1,462)
Loss before provision for income taxes	(248,763)	(161,971)	(53,715)
Provision for income taxes	6,336	4,029	4,508
Net loss	$(255,099)	$(166,000)	$(58,223)
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
Instruments
Chromium	$47,866	$58,552	$(10,686)	(18)%
Spatial	75,605	13,844	61,761	446%
Total instruments revenue	123,471	72,396	51,075	71%
Consumables
Chromium	420,316	400,433	19,883	5%
Spatial	59,237	35,155	24,082	69%
Total consumables revenue	479,553	435,588	43,965	10%
Services	15,703	8,425	7,278	86%
Total revenue	$618,727	$516,409	$102,318	20%
Revenue increased $102.3 million, or 20%, for the year ended December 31, 2023 as compared to year ended December 31, 2022. Instruments revenue increased $51.1 million, or 71%, to $123.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher volume of Spatial instruments sold. The revenues for the years ended December 31, 2023 and 2022 included twelve and three months of sales of Xenium instruments, respectively. Chromium instruments revenue decreased $10.7 million, or 18%, to $47.9 million primarily due to lower volume of Chromium instruments sold and changes in product mix. Consumables revenue increased $44.0 million, or 10%, to $479.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by growth in both Chromium and Spatial consumables sales.

Cost of revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$209,414	$120,386	$89,028	74%
Gross profit	$409,313	$396,023	$13,290	3%
Gross margin	66%	77%
Cost of revenue increased $89.0 million, or 74%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily driven by higher manufacturing costs of $79.0 million due to increased sales and higher costs of newly introduced products, $4.4 million of higher inventory write-downs and $4.4 million of higher warranty charges.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$270,332	$265,667	$4,665	2%
In-process research and development	60,980	—	60,980	N/A
Selling, general and administrative	343,330	298,300	45,030	15%
Total operating expenses	$674,642	$563,967	$110,675	20%
Research and development expense increased $4.7 million, or 2%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily driven by an increase in personnel expenses of $15.0 million, including $13.6 million in stock-based compensation expense and higher costs for facilities and information technology of $4.6 million including a lease impairment charge of $2.1 million. The increase was partially offset by lower costs of laboratory materials, supplies and expensed equipment of $13.7 million used to support our research and development efforts and $2.0 million in consulting and professional services.
In-process research and development expense recorded during the year ended December 31, 2023 related to the January 2023 agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. which was accounted for as an asset acquisition. In connection with the acquisition, we recognized an in-process research and development intangible asset of $61.0 million which did not have alternative future use and therefore was recognized as an expense during the period. See Note 4 to the consolidated financial statements for further details. There were no similar purchases in year ended December 31, 2022.
Selling, general and administrative expenses increased $45.0 million, or 15%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily driven by increases in outside legal expenses of $18.1 million, personnel expenses of $14.4 million, including $14.7 million in stock-based compensation expense, $6.4 million for facilities and information technology including lease impairment charges of $2.8 million, $4.5 million of impairment charges relating to the discontinuance of a product line, and higher consulting and professional services of $1.8 million. The increase in personnel expenses was partially offset by $2.5 million in restructuring expenses for the year ended December 31, 2022.
Excluding acquisitions, we expect our operating expenditures to continue to increase in 2024 and beyond as we increase our investment in new and existing research and development projects, commercial efforts to support revenue growth and incentives to retain key talent. In addition, we expect increased legal costs in 2024 to support the protection of our intellectual property portfolio.

Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest income	$16,906	$6,647	$10,259	154%
Interest expense	(33)	(476)	443	(93)%
Other expense, net	(307)	(198)	(109)	55%
Total other income (expense)	$16,566	$5,973	$10,593	177%
Interest income increased by $10.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the year ended December 31, 2023 reflecting an increase in interest rates.
Other expense, net increased by $0.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 and was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $6.3 million and $4.0 million, respectively, for the year ended December 31, 2023 and 2022. The provision for income taxes increased by $2.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to higher foreign income.

Acquisition
On January 28, 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction on July 14, 2023, we paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, we are obligated to provide additional cash consideration if certain technology development milestones are met. As of December 31, 2023, we had paid $21.3 million relating to the completion of development milestones. We paid an additional $20.0 million in January 2024 in relation to a development milestone which was accrued in the Company's consolidated financial statements as of December 31, 2023. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met. Furthermore, the Company expects to pay cash consideration tied to future sales milestones if such milestones are met. See Note 4 to the consolidated financial statements for further details.
Liquidity and Capital Resources
As of December 31, 2023, we had approximately $388.7 million in cash and cash equivalents, and marketable securities which were primarily held in U.S. banks. We have generated negative cumulative cash flows from operations since inception through the year ended December 31, 2023, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.3 billion.
We currently anticipate making aggregate capital expenditures of between approximately $20 million and $25 million during the next 12 months, which we expect to include, among other expenditures, equipment to be used for manufacturing and research and development.
Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, investments in or acquisitions of complementary or enhancing technologies or businesses, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, legal costs associated with defending and enforcing intellectual property rights and the introduction of new products.

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
In January 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction on July 14, 2023, we paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, we are obligated to provide additional cash consideration if certain technology development milestones are met. As of December 31, 2023, we have paid $21.3 million relating to the completion of development milestones. We paid an additional $20.0 million in January 2024 in relation to a development milestone which was accrued in our consolidated financial statements as of December 31, 2023. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met. Furthermore, we expect to pay cash consideration tied to future sales milestones if such milestones are met.
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
Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,197)	$(33,606)
Investing activities	133,492	(350,887)
Financing activities	13,669	15,817
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(33)	(44)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$131,931	$(368,720)

Operating activities
The net cash used in operating activities of $15.2 million for the year ended December 31, 2023 was due primarily to a net loss of $255.1 million, partially offset by stock-based compensation expense of $167.0 million, depreciation and amortization of $35.5 million, net cash inflow from changes in operating assets and liabilities of $17.3 million, asset impairment charges of $9.8 million, amortization of leased right-of-use assets of $8.1 million, realized losses on sale of marketable securities of $1.7 million and other non-cash expenses of $0.4 million. The net cash inflow from operating assets and liabilities was primarily due to an increase in accrued expenses and other current liabilities of $28.3 million primarily driven by $20.0 million of accrued purchase consideration, an increase in deferred revenue of $10.9 million, a decrease in inventory of $7.9 million and an increase in other noncurrent liabilities of $1.3 million. The net cash inflow from operating assets and liabilities was partially offset by an increase in accounts receivable of $10.6 million primarily due to an increase in revenue and timing of collections, a decrease of $8.7 million due to payment of operating lease liabilities, a decrease in accounts payable of $6.0 million due to timing of vendor payments, a decrease in accrued compensation and other related benefits of $2.6 million and an increase in prepaid expenses and other current assets of $2.4 million.
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
Investing activities
The net cash provided by investing activities of $133.5 million in the year ended December 31, 2023 was due to the proceeds from sales and maturities of marketable securities of $100.2 million and $82.8 million, respectively, partially offset by purchases of property and equipment and intangible assets of $48.6 million and $0.9 million, respectively.
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
Financing activities
The net cash provided by financing activities of $13.7 million in the year ended December 31, 2023 was primarily from proceeds of $19.5 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.8 million.
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
Revenue recognition
We generate revenue from sales of products and services, and our products consist of instruments and consumables. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 days. Cash received from customers in advance of product shipment or providing services is recorded as a liability. Our contracts with our customers generally do not include rights of return or a significant financing component.
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
Inventory
Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, unsalable or otherwise carried above the net realizable value and frequently review such determinations. We write down specifically identified unusable, obsolete, slow-moving or known unsalable inventory and inventory otherwise carried above the net realizable value in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. We make assumptions about future demand, market conditions and the release of new products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required.
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
During the years ended December 31, 2023 and 2022, we issued market-based performance stock awards ("PSAs") comprising of performance stock options and performance restricted stock units. The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above certain predetermined share price goals for each tranche. We estimated the value of the PSA awards granted using a Monte Carlo simulation model, using assumptions including volatility, risk-free interest rate, cost of equity and dividends. We will recognize the compensation expense over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk
We have exposure to interest rate risk that relates primarily to our cash equivalents and marketable securities. All of our cash equivalents and marketable securities are designated as available-for-sale and carried at fair market value. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates. For example, market interest rates increased during 2022, which contributed to unrealized losses on our cash equivalents and marketable securities. In 2023, we reduced our marketable securities portfolio which decreased our unrealized losses from the impact of further increases in interest rates during the year. A hypothetical 100 basis-point (one percentage point) increase in interest rates compared to rates at December 31, 2023 and December 31, 2022 would have adversely affected the fair value of our investment portfolio by approximately $0.1 million and $1.4 million, respectively.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue is denominated in U.S. dollars, although we sell our products and services in local currency outside of the United States, principally the euro, Great British pound and Japanese yen. For the years ended December 31, 2023 and 2022, approximately 23% and 18%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. We are exposed to gains or losses due to changes in foreign currency exchange rates. For example, if the value of U.S. dollar increases relative to foreign currencies, we will incur losses on the remeasurement on customer receivables which are denominated in foreign currencies. In addition, for our price lists denominated in foreign currencies, if the value of the U.S. dollar increases relative to the foreign currencies, the value of the revenue transactions when translated or remeasured to our U.S. dollar reporting currency will be lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We have performed a sensitivity analysis as of December 31, 2023 and as of December 31, 2022, using a modeling technique that measures the change in the amount of non-U.S. dollar monetary assets arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash and cash equivalents and accounts receivable that we would report in U.S. Dollars as of December 31, 2023 and December 31, 2022 by approximately $3.8 million and $6.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.
10x Genomics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 10x Genomics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
For the year ended December 31, 2023, the Company recognized revenues of $618.7 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.

Auditing the Company’s revenue recognition can be complex due to the volume of sales transactions including multiple performance obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the allocation of the transaction price to performance obligations in revenue transactions. For example, we tested management’s controls over establishing stand-alone selling price, and tested the automated system controls for the application of the stand-alone selling price to the revenue transactions.

Our audit procedures included, among others, evaluating the allocation of consideration using stand-alone selling price for a sample of individual sales transactions. For the sample, we inspected the customer contract, identified the distinct performance obligation(s) in the contract, and recalculated the allocation of the transaction price. For the sample, we further tested the timing of revenue recognition based on evidence of transfer of control of the goods to the customer or the recognition of revenue over time for extended warranty service performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 15, 2024

10x Genomics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$359,284	$219,746
Marketable securities	29,411	210,238
Restricted cash	—	2,633
Accounts receivable, net	114,832	104,211
Inventory	73,706	81,629
Prepaid expenses and other current assets	18,789	16,578
Total current assets	596,022	635,035
Property and equipment, net	279,571	289,328
Restricted cash	—	4,974
Operating lease right-of-use assets	65,361	69,882
Goodwill	4,511	4,511
Intangible assets, net	16,616	22,858
Other noncurrent assets	3,062	2,392
Total assets	$965,143	$1,028,980
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,738	$21,599
Accrued compensation and related benefits	30,105	32,675
Accrued expenses and other current liabilities	56,648	59,779
Deferred revenue	13,150	7,867
Operating lease liabilities	11,521	9,037
Total current liabilities	127,162	130,957
Operating lease liabilities, noncurrent	83,849	86,139
Deferred revenue, noncurrent	8,814	3,165
Other noncurrent liabilities	4,275	2,976
Total liabilities	224,100	223,237
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized (Class A 1,000,000,000, Class B 100,000,000); 119,095,362 (Class A 105,038,529, Class B 14,056,833) and 115,195,009 (Class A 96,527,754, Class B 18,667,255) shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	2,025,890	1,839,397
Accumulated deficit	(1,284,420)	(1,029,321)
Accumulated other comprehensive loss	(429)	(4,335)
Total stockholders’ equity	741,043	805,743
Total liabilities and stockholders’ equity	$965,143	$1,028,980
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$618,727	$516,409	$490,490
Cost of revenue	209,414	120,386	74,091
Gross profit	409,313	396,023	416,399
Operating expenses:
Research and development	270,332	265,667	211,752
In-process research and development	60,980	—	—
Selling, general and administrative	343,330	298,300	257,560
Accrued contingent liabilities	—	—	(660)
Total operating expenses	674,642	563,967	468,652
Loss from operations	(265,329)	(167,944)	(52,253)
Other income (expense):
Interest income	16,906	6,647	206
Interest expense	(33)	(476)	(866)
Other expense, net	(307)	(198)	(802)
Total other income (expense)	16,566	5,973	(1,462)
Loss before provision for income taxes	(248,763)	(161,971)	(53,715)
Provision for income taxes	6,336	4,029	4,508
Net loss	$(255,099)	$(166,000)	$(58,223)

Net loss per share, basic and diluted	$(2.18)	$(1.46)	$(0.53)
Weighted-average shares used to compute net loss per share, basic and diluted	117,165,036	113,858,684	110,347,937
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	December 31,
	2023	2022	2021
Net loss	$(255,099)	$(166,000)	$(58,223)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	2,210	(4,116)	—
Realized loss on available-for-sale marketable securities reclassified into net loss	1,718	—	—
Foreign currency translation adjustment	(22)	(241)	72
Other comprehensive income (loss), net of tax	3,906	(4,357)	72
Comprehensive loss	$(251,193)	$(170,357)	$(58,151)
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	108,485,909	$2	$1,544,218	$(805,098)	$(50)	$739,072
Issuance of Class A common stock related to equity awards	4,029,068	—	40,325	—	—	40,325
Vesting of shares subject to repurchase, including early exercised options	—	—	154	—	—	154
Stock-based compensation	—	—	96,168	—	—	96,168
Net loss	—	—	—	(58,223)	—	(58,223)
Other comprehensive income	—	—	—	—	72	72
Balance as of December 31, 2021	112,514,977	2	1,680,865	(863,321)	22	817,568
Issuance of Class A common stock related to equity awards	2,680,032	—	21,226	—	—	21,226
Vesting of shares subject to repurchase, including early exercised options	—	—	96	—	—	96
Stock-based compensation	—	—	137,210	—	—	137,210
Net loss	—	—	—	(166,000)	—	(166,000)
Other comprehensive loss	—	—	—	—	(4,357)	(4,357)
Balance as of December 31, 2022	115,195,009	2	1,839,397	(1,029,321)	(4,335)	805,743
Issuance of Class A common stock related to equity awards	3,900,353	—	19,483	—	—	19,483
Stock-based compensation	—	—	167,010	—	—	167,010
Net loss	—	—	—	(255,099)	—	(255,099)
Other comprehensive income	—	—	—	—	3,906	3,906
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
The accompanying notes are an integral part of these consolidated financial statements

10x Genomics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(255,099)	$(166,000)	$(58,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	166,950	136,848	95,962
Depreciation and amortization	35,512	25,368	21,118
Asset impairment charges	9,845	—	—
Amortization of right-of-use assets	8,107	7,638	7,136
Realized loss on marketable securities	1,718	—	—
Other	427	1,957	79
Changes in operating assets and liabilities:
Accounts receivable	(10,613)	(18,948)	(34,041)
Inventory	7,871	(21,192)	(30,132)
Prepaid expenses and other current assets	(2,429)	(4,495)	(1,053)
Other noncurrent assets	(678)	925	1,045
Accounts payable	(6,017)	5,858	11,084
Accrued compensation and other related benefits	(2,637)	1,114	16,337
Deferred revenue	10,932	3,350	1,535
Accrued contingent liabilities	—	—	(44,173)
Accrued expenses and other current liabilities	28,301	3,336	(873)
Operating lease liability	(8,671)	(6,423)	(2,469)
Other noncurrent liabilities	1,284	(2,942)	(4,705)
Net cash used in operating activities	(15,197)	(33,606)	(21,373)
Investing activities:
Proceeds from sales of marketable securities	100,191	49,117	—
Proceeds from maturities of marketable securities	82,825	18,528	—
Purchases of property and equipment	(48,601)	(131,661)	(101,278)
Purchase of intangible assets	(923)	—	—
Acquisition of business, net of cash acquired	—	(4,000)	(5,451)
Purchase of marketable securities	—	(282,871)	—
Net cash provided by (used in) investing activities	133,492	(350,887)	(106,729)
Financing activities:
Payments on technology license financing arrangement	(5,814)	(5,409)	(5,028)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	19,483	21,226	40,325
Net cash provided by financing activities	13,669	15,817	35,297
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(33)	(44)	234
Net increase (decrease) in cash, cash equivalents, and restricted cash	131,931	(368,720)	(92,571)
Cash, cash equivalents, and restricted cash at beginning of year	227,353	596,073	688,644
Cash, cash equivalents, and restricted cash at end of year	$359,284	$227,353	$596,073
Supplemental disclosures of cash flow information:
Cash paid for interest	$436	$841	$1,222
Cash paid for taxes	$4,927	$3,925	$8,660

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$3,324	$26,750	$16,972
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,518	$16,562	$21,284
Contingent consideration payable related to business acquisition	$—	$—	$1,500
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$359,284	$219,746	$587,447
Restricted cash	—	7,607	8,626
Total cash, cash equivalents and restricted cash	$359,284	$227,353	$596,073

Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the balance sheet. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in “Other expense, net,” in the Consolidated Statements of Operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented. As of December 31, 2023, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
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
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services. The Company reviews its accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. The allowance for doubtful accounts was $0.1 million as of December 31, 2023 and 2022, respectively.
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
The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral from its customers but may require upfront payments from certain customers. The Company has not experienced material credit losses to date. For the years ended December 31, 2023, 2022, and 2021, no single customer represented more than 10% of revenue. As of December 31, 2022, one of the Company's distributors accounted for 11% of the Company’s outstanding accounts receivable. No customer or distributor represented more than 10% of the Company’s outstanding accounts receivable as of December 31, 2023 or 2021.
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
The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. When a decision has been made to sublease that space, the Company evaluates the asset for impairment and recognize the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the lowest level of identifiable cash flows for an asset group. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. Refer to

Note 7, Commitments and Contingencies - Lease Agreements, to the Notes to Consolidated Financial Statements for further details.
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
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the following assets:

	Useful Life (Years)
Building	10	-	40
Laboratory equipment and machinery	3	-	5
Computer equipment	2	-	5
Furniture and fixtures	3
Leasehold improvements	1	-	10
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The Company recorded impairment charges of $4.6 million primarily relating to intangible assets during the year ended December 31, 2023. There were no impairment losses recorded for the years ended December 31, 2022 and 2021. Refer to Note 5, Other Financial Statement Information - Intangible Assets, Net, to the Notes to Consolidated Financial Statements for further details.
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

Revenue Recognition
The Company generates revenue from sales of products and services, and its products consist of instruments and consumables. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for one-year terms, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.
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
See Note 4 for discussion of in-process research and development included in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $3.3 million, $3.7 million and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock-Based Compensation
The Company’s stock-based compensation expense relates to stock options, restricted stock units (“RSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards is based on their grant date fair value. The Company determines the fair value of RSUs based on the closing price of its stock, which is listed on the Nasdaq Global Select Market, at the date of the grant (or on the most recent trading day prior to grant, if the date of grant is not a trading day). The Company estimates the fair value of stock option awards under an equity incentive plan and stock purchase rights under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards excluding PSAs are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. The Company calculated the expected term using the simplified method, which is the mid-point between the vesting and contractual term. Due to the short trading period of the Company's stock, the Company has estimated volatility by reference to the historical volatilities of the Company and that of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
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
Foreign Currency
For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated to the U.S. dollar using month-end exchange rates, and revenue and expenses using average exchange rates. The adjustments resulting from these foreign currency translations are recorded in “Accumulated other comprehensive loss.”
For entities where the functional currency is the U.S. dollar, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Gains or losses from foreign currency remeasurement are included in “Other expense, net” in the consolidated statements of operations. The Company recognized foreign currency transaction gains of $1.2 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, and foreign currency transaction losses of $0.9 million for the year ended December 31, 2021, respectively.
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
Goodwill is not amortized, rather assessed, at least annually, for impairment at a reporting unit level. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and overall financial performance. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair values of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to compare the estimated fair values of the reporting unit with the carrying value, including goodwill. If the carrying amounts of the reporting unit exceed the fair value, the Company records an impairment loss based on the difference.
The Company accounts for asset acquisitions under ASC, Business Combinations Topic 805, Subtopic 50, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. In-process research and development expense is expensed as incurred provided there is no alternative future use. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
3.     Restructuring
On December 7, 2023, the Company committed to a restructuring plan related to the closure of one of its research and development facilities resulting in restructuring charges of $2.5 million associated with this plan, comprised primarily of long-lived assets impairment costs and one-time employee termination benefits which were recorded during the year ended December 31, 2023. Restructuring costs of $2.5 million were recorded in research and development and general and administrative expenses during the year ended December 31, 2023 in the Company's consolidated statements of operations. The restructuring activities are expected to be substantially complete by the end of the first half of 2024.
On August 3, 2022, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of $4.2 million associated with this plan, comprised primarily of severance-related costs, were recorded during the year ended December 31, 2022. Restructuring costs of $0.3 million, $1.4 million and $2.5 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, during the year ended December 31, 2022 in the Company's consolidated statements of operations. The restructuring activities were substantially completed as of December 31, 2022.

The following table is a summary of restructuring costs related to the Company’s restructuring activities as of December 31, 2023 (in thousands):

	Termination Benefits Costs	Long-lived Assets Impairment Expenses	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring charge	4,216	—	4,216
Cash payments made	(3,385)	—	(3,385)
Non-cash charge	(616)		(616)
Balance at December 31, 2022	215	—	215
Restructuring charge	310	2,171	2,481
Cash payments made	(215)	—	(215)
Non-cash charge	—	(2,171)	(2,171)
Balance at December 31, 2023	$310	$—	$310
4.    Acquisitions
2023 Acquisition
On January 28, 2023, the Company signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction on July 14, 2023, the Company paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, the Company is obligated to provide additional cash consideration if certain technology development milestones are met. As of December 31, 2023, the Company had paid $21.3 million relating to the completion of development milestones. The Company paid an additional $20.0 million in January 2024 in relation to a development milestone which was accrued in the Company's consolidated financial statements as of December 31, 2023. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met. Furthermore, the Company expects to pay cash consideration tied to future sales milestones if such milestones are met.
The transaction was accounted for as an asset acquisition. In connection with this acquisition and milestone payments, the Company acquired an in-process research and development intangible asset of $61.0 million during the year ended December 31, 2023 which did not have alternative future use and therefore was recognized as an expense and included as a component of “In-process research and development” in the condensed consolidated statements of operations. The Company also acquired an intangible asset of $0.2 million related to assembled workforce which is included in “Intangible assets, net” in the consolidated balance sheets.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$60,980
Intangible assets - acquired workforce	200
Property and equipment	671
Operating lease liabilities	(1,496)
Other assets and liabilities, net	758
Total net assets acquired	$61,113
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
	$5,640

The fair value of the intangible assets acquired in connection with the acquisition was determined using either the income or replacement cost methodologies. The developed technology and customer relationships were amortized over ten years and three years, respectively. During the year ended December 31, 2023, the Company recorded impairment charges of $4.5 million, in general and administrative expenses, related to this acquired developed technology. The impairment charge was triggered by a decision to discontinue a product.
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
5.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at December 31, 2023 consisted of the following (in thousands):

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$348,539	$—	$—	$348,539	$163,184	$—	$—	$163,184	Level 1
Marketable securities:
Corporate debt securities	10,022	—	(51)	9,971	153,794	4	(2,768)	151,030	Level 2
Government debt securities	18,152	—	(125)	18,027	54,136	—	(1,247)	52,889	Level 2
Asset-backed securities	1,425	—	(12)	1,413	6,424	—	(105)	6,319	Level 2
Total available-for-sale securities	$378,138	$—	$(188)	$377,950	$377,538	$4	$(4,120)	$373,422
The contractual maturities of marketable securities as of December 31, 2023 were as follows (in thousands):

Fair Value
Due in one year or less	$28,045
Due after one year to five years	1,366
$29,411
The company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt securities during the year ended December 31, 2023. The Company incurred no material gross realized gains or losses from available-for-sales debt securities for the years ended December 31, 2022 and 2021. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented. As of December 31, 2023, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.

Inventory
Inventory was comprised of the following (in thousands):

	December 31,
	2023	2022
Purchased materials	$34,484	$34,497
Work in progress	21,975	24,650
Finished goods	17,247	22,482
Inventory	$73,706	$81,629
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$36,765	$36,780
Building	146,044	—
Laboratory equipment and machinery	69,238	54,658
Computer equipment and software	16,379	12,565
Furniture and fixtures	10,979	9,642
Leasehold improvements	96,405	91,518
Construction in progress	7,252	152,995
Total property and equipment	383,062	358,158
Less: accumulated depreciation and amortization	(103,491)	(68,830)
Property and equipment, net	$279,571	$289,328
Depreciation expense was $32.9 million, $22.8 million and $18.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	December 31, 2023				December 31, 2022
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	10.7	$22,504	$(6,546)	$15,958	$22,504	$(5,043)	$17,461
Developed technology	N/A	—	—	—	5,500	(1,100)	4,400
Customer relationships	1.1	945	(789)	156	945	(563)	382
Assembled workforce	2.0	1,328	(826)	502	1,128	(513)	615
Intangible assets, net		$24,777	$(8,161)	$16,616	$30,077	$(7,219)	$22,858
During the year ended December 31, 2023, the Company recorded impairment charges of $4.6 million related to its developed technology and assembled workforce. No impairment losses were recognized for intangible assets during the years ended December 31, 2022 and 2021.
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2024	$1,865
2025	1,704
2026	1,509
2027	1,473
2028	1,473
Thereafter	8,592
Total	$16,616
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and related costs	$2,262	$2,052
Accrued bonus	18,254	17,081
Accrued commissions	6,410	5,143
Accrued acquisition-related compensation	—	5,470
Other	3,179	2,929
Accrued compensation and related benefits	$30,105	$32,675
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2023	2022
Accrued purchase consideration	$20,000	$—
Accrued legal and related costs	3,839	3,102
Accrued license fee	—	6,231
Accrued royalties for licensed technologies	5,455	4,707
Accrued property and equipment	3,199	26,750
Accrued professional services	6,577	5,180
Product warranties	8,116	3,023
Taxes payable	5,049	4,079
Other	4,413	6,707
Accrued expenses and other current liabilities	$56,648	$59,779

Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning of period	$3,023	$994
Amounts charged to cost of revenue	10,701	5,708
Repairs and replacements	(5,608)	(3,679)
End of period	$8,116	$3,023
Revenue and Deferred Revenue
As of December 31, 2023, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $22.0 million, of which approximately $13.1 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $22.0 million and $11.0 million as of December 31, 2023 and 2022, respectively, consisted of deferred revenue related to extended warranty service agreements.
A summary of the change in contract liabilities is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning of period	$11,032	$7,688
Revenue recognized that was included in the contract liability at the beginning of the year	(6,588)	(4,793)
Revenue deferred excluding amounts recognized as revenue during the period	17,520	8,137
End of period	$21,964	$11,032
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Year Ended December 31,
	2023	2022	2021
Instruments
Chromium	$47,866	$58,552	$64,171
Spatial	75,605	13,844	303
Total instruments revenue	123,471	72,396	64,474
Consumables
Chromium	420,316	400,433	390,883
Spatial	59,237	35,155	27,857
Total consumables revenue	479,553	435,588	418,740
Services	15,703	8,425	7,276
Total revenue	$618,727	$516,409	$490,490

The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Americas
United States	$360,091	$284,987	$258,274
Americas (excluding United States)	13,101	8,791	6,714
Total Americas	373,192	293,778	264,988
Europe, Middle East and Africa	142,276	117,068	108,491
Asia-Pacific
China¹	50,965	64,356	77,899
Asia-Pacific (excluding China)	52,294	41,207	39,112
Total Asia-Pacific	103,259	105,563	117,011
Total Revenue	$618,727	$516,409	$490,490
1 Includes Hong Kong effective from the fiscal year of 2023. Comparative periods have been adjusted for this inclusion.
6.    Income Tax
Income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(263,292)	$(172,038)	$(73,070)
International	14,529	10,067	19,355
Total	$(248,763)	$(161,971)	$(53,715)
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$351	$—	$—
State	180	533	50
Foreign	6,252	3,360	5,148
Total current provision for income taxes	6,783	3,893	5,198
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	(447)	136	(690)
Total deferred provision for income taxes	(447)	136	(690)
Provision for income taxes	$6,336	$4,029	$4,508

A reconciliation of the federal statutory income tax provision to the effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax provision at federal statutory rate	$(52,240)	$(34,014)	$(11,280)
State taxes, net of federal benefit	(14,831)	(11,782)	(20,136)
Tax credits	(14,551)	(9,028)	(11,836)
Foreign taxes	3,888	1,522	142
Stock-based compensation	2,422	5,812	(78,852)
Change in valuation allowance	79,551	50,077	126,386
Acquisition related expenses	2,296	—	(793)
Other	(199)	1,442	877
Total provision for income taxes	$6,336	$4,029	$4,508
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$166,607	$175,018
Research and development tax credits	89,521	69,271
Accruals and reserves	10,610	7,116
Operating lease liability	22,000	21,873
Intangibles	39,117	39,061
Stock-based compensation	24,342	20,910
Capitalized research and development [1]	108,255	49,462
Total deferred tax assets	460,452	382,711
Valuation allowance	(443,074)	(364,263)
Net deferred tax assets	$17,378	$18,448
Deferred tax liabilities
Property and equipment	(2,609)	(4,046)
Operating right-of-use assets	$(14,975)	$(15,054)
Total deferred tax liabilities	$(17,584)	$(19,100)
Net deferred tax liabilities	$(206)	$(652)
1 Effective beginning January 1, 2022, under the 2017 Tax Cuts and Jobs Act, our research and development expenditures were capitalized and amortized.
As of December 31, 2023 and 2022, the Company maintained a full valuation allowance on its U.S. net deferred tax assets. The U.S. deferred tax assets predominantly relate to operating losses, tax credits and capitalized R&D intangibles. The U.S. valuation allowance was estimated based on an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all U.S. net deferred tax assets. The Company intends to maintain a full valuation allowance on U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance. The valuation allowance increased by $78.8 million and by $51.1 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal net operating loss (NOL) carryforwards of $672.3 million and federal tax credit carryforwards of $77.3 million. The federal NOL carryforwards generated after December 31, 2017 totaling $665.9 million are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2033. As of December 31, 2023, the Company had state NOL carryforwards of $412.2 million, which begin to expire in 2033. In addition, the Company had state tax credit carryforwards of $58.5 million, which do not expire.
The federal and state NOL and tax credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. The Company completed a study through September 30, 2023 and determined that a Section 382 ownership change occurred in 2013. As a result, the Company’s NOLs generated through November 1, 2013 may be subject to limitation under Section 382 of the Code. The amount of pre-change NOL carryforwards which may be subject to this limitation is $4.8 million. In addition, certain attributes are subject to annual limitations as a result of the Company’s acquisition of ReadCoor, Inc. in 2020, which constituted a change in ownership as defined under Section 382. Such limitations may result in expiration of a portion of the carryforwards before utilization. The Company’s ability to use NOL or tax credit carryforwards to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if the Company generates taxable income, its ability to use pre-change NOL or tax credit carryforwards to offset U. S. federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability.
The total balance of unrecognized gross tax benefits resulting primarily from research and development tax credits claimed on the Company’s annual tax returns were as follows (in thousands):

	2023	2022
Unrecognized tax benefits at beginning of year	$31,755	$23,759
Reductions based on prior year tax provisions	—	(380)
Additions based on prior year tax provisions	3,511	2,474
Additions based on current year tax provisions	10,447	5,902
Unrecognized tax benefits at end of year	$45,713	$31,755
The total amount of unrecognized gross tax benefits was $45.7 million and $31.8 million as of December 31, 2023 and 2022, respectively, of which $2.7 million and $2.4 million, if recognized, would affect our effective tax rate, respectively.
The Company is subject to the examination of its income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. The United States, California, and Sweden are considered as major jurisdictions. The Company has not been audited in such jurisdictions. Tax examinations are expected to focus primarily on research and development tax credits and intercompany transfer pricing practices. Due to NOLs and tax credit carryforwards, as of December 31, 2023, federal and California income tax returns for the years ended 2012 through the current period are open to examination. Significant foreign income tax returns for the years 2019 through the current period are open to examination. Due to the number of years remaining that are subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
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
The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2023, the total amount of gross interest and penalties accrued was $0.9 million. The Company recognized interest and penalty expenses of $0.5 million in 2023.
The Company maintained undistributed earnings overseas as of December 31, 2023 and the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.

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
Non-cancelable Purchase Commitments
The Company’s contract manufacturers make advance purchases of components based on the instrument unit forecasts and purchase orders placed by the Company. To the extent these components are purchased by a contract manufacturer on the Company’s behalf and cannot be used by their other customers, the Company is obligated to purchase these components. In addition, certain supplier agreements require that the Company to make minimum annual purchases under the agreements. As of December 31, 2023, the Company has commitments to make a total of $13.0 million in purchases over the next two years. To date, the Company has met the minimum purchase commitments.
As of December 31, 2023, the Company has entered into non-cancelable arrangements for subscription software services to make payments aggregating to $20.5 million over the next six years.
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
The minimum commitments related to the Company's license arrangements aggregate to $14.6 million as of December 31, 2023 to be paid over the next 15 years.
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space with lease terms up to 10 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.
On November 6, 2020, the Company entered into a Master Lease Agreement ("MLA") to lease additional office building space near the Company's Pleasanton, California headquarters. All of the components of the MLA have commenced and are expected to terminate on June 30, 2033.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $13.6 million, $13.1 million and $10.5 million, respectively, of operating lease costs and $0.2 million, $0.4 million and $0.6 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 were $15.2 million, $12.1 million and $6.2 million, respectively, and were included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
The payments due under of the Company’s operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Operating Leases
2024	$16,719
2025	14,884
2026	15,438
2027	15,639
2028	15,793
Thereafter	40,720
Total lease payments	$119,193
Less: imputed interest	(23,823)
Present value of operating lease liabilities	$95,370
Operating lease liabilities, current	$11,521
Operating lease liabilities, noncurrent	83,849
Total operating lease liabilities	$95,370
The following table summarizes additional information related to operating leases as of December 31, 2023:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	7.5 years	8.1 years
Weighted-average discount rate:
Operating leases	5.9%	5.5%
During the year ended December 31, 2023, the Company made the decision to vacate some of its leased office space for the remaining lease term, sublease certain portions of the vacated office space and to terminate additional leased office space. In connection with these actions, the Company recognized an aggregate $4.9 million of impairment losses associated with these long-lived assets of which $2.1 million was classified in research and development, and $2.8 million was classified in selling, general and administrative expenses in the consolidated statement of operations.
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of December 31, 2023, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
NanoString
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claims of infringement of U.S. Patent No. 10,662,467. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded the Company more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including the Company’s motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions is currently stayed due to the bankruptcy filing. Due to the uncertainties in collecting the jury award, the Company has not recorded a receivable from NanoString as of December 31, 2023.

On February 28, 2022, the Company filed a second suit against NanoString in the U.S. District Court for the District of Delaware alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe U.S. Patent Nos. 10,227,639 and 11,021,737 (the “CosMx Action”). On May 12, 2022, the Company filed an amended complaint in the CosMx Action additionally alleging that the CosMx products additionally infringe U.S. Patent Nos. 11,293,051, 11,293,052 and 11,293,054. NanoString filed its answer to the CosMx Action on May 26, 2022. On March 1, 2023, the Company filed a second amended complaint additionally alleging that the CosMx products infringe U.S. Patent No. 11,542,554. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the CosMx Spatial Molecular Imager and associated instruments, reagents and services. NanoString filed its answer to the second amended complaint on March 22, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for September 2024. This litigation is currently stayed due to NanoString’s bankruptcy filing.
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
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort, and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. The Company believes NanoString’s claims are meritless and intends to vigorously defend itself.
On October 20, 2022, NanoString filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s Visium products infringe U.S. Patent No. 11,473,142 (the “142 patent”), a continuation of the 689 patent (the “NanoString Action”). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to the 689 patent from the CosMx Action and consolidated those claims with this action. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for December 2024. The Company believes NanoString’s claims in the NanoString Action are meritless and intends to vigorously defend itself.
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. An institution decision for the IPR against the 142 patent is expected in April 2024.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the “EP928 patent”) (the “Germany CosMx Action”). A hearing on infringement was held on March 23, 2023. On May 17, 2023, the Munich Regional Court found that the CosMx products infringe the EP928 patent and issued a permanent injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in Germany. The injunction took effect on June 1, 2023. On May 25, 2023, NanoString filed an appeal of the Germany CosMx Action in the Munich Higher Regional Court. A hearing date has not yet been set for this appeal. On October 30, 2023, NanoString requested that the Higher Regional Court temporarily stay enforcement of the injunction pending the appeal. On December 20, 2023, the Higher Regional Court granted

NanoString’s request conditioned upon NanoString posting a 2.3 million Euro security deposit. To date, NanoString has not posted this security deposit.
On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP 928 patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP 928 patent directed to in situ analysis. A hearing on validity is scheduled before the Federal Patent Court in May 2024.
On June 1, 2023, the Company filed requests for preliminary injunctions in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP928 patent and EP Patent No. 4108782 (the “EP782 patent”). Hearings were held for the EP 782 and EP 928 patents on September 5 and September 19, respectively. On September 19, 2023, the UPC granted the Company’s request for the EP782 patent and issued a preliminary injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in all 17 UPC member states. On October 10, 2023, the UPC denied the Company’s preliminary injunction request for the EP928 patent. On October 2, 2023, NanoString filed an appeal of the preliminary injunction for the EP782 patent in the UPC Court of Appeals. A hearing was held before the UPC Court of Appeals on December 18, 2023, and a decision is pending.
On August 31 and September 18, 2023 we filed main requests in the Munich Local Division of the UPC alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP 782 and EP 928 patents, respectively. No hearings have yet been set for these main requests.
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP782 patent. No schedule has yet been set for this opposition. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP928 patent. A hearing in the revocation action is scheduled on April 17, 2024.
On January 30, 2024, NanoString filed a petition for IPR of U.S. Patent No. 11,542,554, which is asserted by the Company against NanoString in the CosMx Action.
The impact of NanoString’s bankruptcy filing on the Company’s actions against NanoString outside of the U.S. District Court for the District of Delaware is not yet fully resolved.
Vizgen
On May 3, 2022, the Company filed suit against Vizgen, Inc. (“Vizgen”) in the U.S. District Court for the District of Delaware alleging that Vizgen’s MERSCOPE Platform and workflow and/or Vizgen’s Lab Services program, including associated instruments and reagents, infringe U.S. Patent Nos. 11,021,737, 11,293,051, 11,293,052, 11,293,054 and 11,299,767. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s making, using, selling, offering to sell, exporting and/or importing in the United States the MERSCOPE Platform and workflow and/or Vizgen’s Lab Services program, including associated instruments and reagents. On July 25, 2022, Vizgen filed a motion to dismiss the Company’s claims for willful and indirect infringement, which the Court denied on September 19, 2022. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for October 2024.
On August 30, 2022, Vizgen filed its answer and counterclaims alleging that the Company’s Xenium product infringes U.S. Patent No. 11,098,303 (the “303 patent”). Vizgen seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States Xenium products, including associated instruments and reagents. Vizgen also filed counterclaims alleging that the Company tortiously interfered with Vizgen’s contractual and business relationship with Harvard and that the Company engaged in unfair practices under Massachusetts state law. On October 27, 2022, the Company filed a partial answer and motion to dismiss the infringement counterclaim and the tort counterclaims. On February 2, 2023, the Company’s motion to dismiss was denied. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.

On March 15, 2023, the Company filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing its claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding amended counterclaims including antitrust, unfair competition, tort and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that the Company grant Vizgen a license to the patents that the Company asserted against Vizgen) and unspecified damages (including attorneys’ fees). On May 18, 2023, the Company filed a motion to dismiss Vizgen’s amended counterclaims. On July 10, 2023, the Court granted the Company’s motion to dismiss Vizgen’s contract counterclaim but otherwise denied the Company’s motion to dismiss. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
On June 1, 2023, the Company filed suit in the Hamburg Local Division of the Unified Patent Court alleging that Vizgen’s MERSCOPE products infringe the EP782 patent. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s MERSCOPE products in all 17 UPC member states. A hearing has not yet been set.
On August 30, 2023, the Company filed a petition for IPR of the 303 patent. An institution decision is expected by March 2023.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995, 10,619,207 and 10,738,357. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Parse’s making, using, selling, offering to sell, exporting and/or importing in the United States Parse’s Evercode Whole Transcriptomics products and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. Discovery is in progress. A Markman hearing is scheduled for February 2024, and trial is scheduled for December 2024.
Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. The PTAB denied institution of Parse’s petitions for IPR on the other five asserted patents. On January 2 and 5, 2024, Parse filed rehearing requests with the PTAB for the 197 and 013 patents, respectively. On November 6, 2023, Parse filed a motion to stay the Delaware action pending the IPRs. On December 21, 2023, the court denied Parse’s motion to stay. On February 5, 2024, the PTAB instituted IPRs for the 197 and 013 patents on Parse’s requests for rehearing. On February 8, 2024, Parse filed a renewed motion to stay.
Curio
On December 1, 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. A case schedule has not yet been set.
On December 4, 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). A hearing for the preliminary injunction request has been set for March 26, 2024.
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
Common Stock

The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the years:

	Year Ended December 31,
	2023	2022	2021
Class B common stock converted to Class A common stock	4,610,422	979,210	3,035,000
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
9.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan. As of December 31, 2023, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 2,563,328.
2019 Omnibus Incentive Plan
The Omnibus Incentive Plan allows for the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) or restricted shares. ISOs may be granted only to the Company’s employees (including officers and directors who are also considered employees). NSOs and restricted shares may be granted to the Company’s employees and service providers. As of December 31, 2023, the number of shares of Class A common stock available for issuance under the 2019 Omnibus Incentive Plan was 5,334,134 shares issuable in connection with outstanding awards and 16,300,671 shares reserved for issuance in connection with grants of future awards.
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

A summary of the Company’s stock option activity under the Plans is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	7,964,557	$37.10	6.4	$128,069,003
Granted	387,757	51.31
Exercised	(1,782,196)	6.76
Cancelled and forfeited	(623,332)	84.31
Balance as of December 31, 2023	5,946,786	$42.17	6.3	$144,350,070

Vested and exercisable as of December 31, 2023	4,460,855	$36.82	5.5	$129,774,778
The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $33.67, $32.95, and $108.05 per share, respectively. The total intrinsic value of stock options exercised was $78.0 million, $89.5 million and $572.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the total unrecognized stock-based compensation related to stock options was $48.5 million, which will be recognized over a weighted-average period of approximately two years.
Stock Option Valuation Assumptions
The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for the periods indicated:

Year Ended December 31,
	2023	2022	2021
Expected volatility	70% – 71%	65% – 71%	67% – 69%
Risk-free interest rate	3.7% – 4.6%	1.6% – 4.1%	1.0% – 1.1%
Expected term	5.3 – 6.1 years	5.3 – 6.1 years	6.0 – 6.1 years
Expected dividend	—%	—%	—%
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the year ended December 31, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Balance as of December 31, 2022	5,836,192	$52.21
Granted	2,320,714	50.08
Vested	(1,900,620)	59.60
Cancelled	(922,152)	54.42
Outstanding as of December 31, 2023	5,334,134	$48.26
As of December 31, 2023, the total unrecognized stock-based compensation related to RSUs was $224.6 million, which will be recognized over a weighted-average period of approximately two years.
Market-based Performance Stock Awards (PSAs)

In March 2023, the Company granted 172,842 performance restricted stock unit awards (PSAs) under the 2019 Plan to certain members of management, which are subject to the achievement of certain escalating stock price thresholds established by the Company's Compensation Committee of the Board of Directors.
The PSAs each vest in equal installments upon the achievement of escalating stock price thresholds of $72.14, $96.19 and $120.24 respectively, calculated based on the volume-weighted average price per share of the Company’s Class A common stock over the immediately trailing 20 trading day period for each respective threshold. The escalating stock price thresholds can be met any time prior to the fifth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds, or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $43.13. Stock-based compensation expense recognized for these market-based awards was approximately $5.1 million for the year ended December 31, 2023.
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
The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above the predetermined share price goals of $60, $80 and $105 for each tranche, respectively, for a period of 20 consecutive trading days. The share price goals can be met any time prior to the fourth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price goals, or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $22.55. Stock-based compensation expense recognized for these market-based awards was approximately $10.0 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.
The Company estimates the fair values of shares under the Performance stock options using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
2022
Expected volatility	68%
Risk-free interest rate	3.4%
Expected dividend	—%
As of December 31, 2023, none of the escalating stock price thresholds had been met for any of the PSAs, resulting in no shares vesting or becoming exercisable.
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
During the years ended December 31, 2023 and 2022, 217,537 and 151,028 shares of Class A common stock, respectively, were issued under the ESPP. The ESPP provides that the maximum number of shares of the Company’s Class A common stock made available for sale thereunder will be 3,486,671, which number will be automatically increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year the Company’s board of directors has not either confirmed the 1% described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, the Company’s board of directors will be deemed to have waived the automatic increase and no such increase will occur for such calendar year. The maximum number of shares available under the ESPP (and any share limitations thereunder, as applicable) will automatically be adjusted upon certain changes to the Company’s capital structure. As of December 31, 2023, there were 2,891,063 shares available for issuance under the ESPP.
For the years ended December 31, 2023 and 2022, the weighted average grant date fair values of the ESPP shares purchased, using the Black-Scholes option pricing model, were $16.91 and $33.74, respectively.
The following assumptions were used in estimating the fair values of shares under the ESPP:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	49% – 58%	81% – 92%	47% – 69%
Risk-free interest rate	5.24% – 5.41%	1.54% – 4.54%	0.04% – 0.06%
Expected term (in years)	0.5	0.5	0.50 – 1.0
Expected dividend	—%	—%	0%
As of December 31, 2023, the total unrecognized stock-based compensation related to the ESPP was $1.3 million, which will be recognized over a weighted-average period of approximately 0.4 years.
Stock-based Compensation
The Company recorded stock-based compensation expense in the consolidated statement of operations for the periods presented as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$7,068	$5,259	$3,231
Research and development	72,804	59,211	41,970
Selling, general and administrative	87,078	72,378	50,761
Total stock-based compensation expense	$166,950	$136,848	$95,962
10.    Employee Benefit Plans
The Company has made available to all full-time United States employees a 401(k) retirement savings plan. Under this plan, employee and employer contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Commencing in 2022, the Company matched 100% of the first 3% of the employee's eligible compensation, up to a maximum of two thousand dollars annually per employee. The Company contributed $1.8 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.
11.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	5,946,786	7,964,557	8,212,754
Restricted stock units	5,334,134	5,836,192	1,298,244
Shares committed under ESPP	48,302	46,548	13,368
Shares subject to repurchase	—	—	18,750
Total	11,329,222	13,847,297	9,543,116

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
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
Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is included below.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited 10x Genomics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, 10x Genomics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 15, 2024

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On December 13, 2023, James L. Wilbur, our former Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 147,095 shares of the Company’s common stock. The expiration date of the trading arrangement is December 31, 2024.
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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
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
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8‑K	001‑39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8‑K	001‑39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S‑l	333‑233361	4.2	8/19/2019
4.2	Description of the Registrant’s Securities.	10-K	001-39035	4.2	2/18/2022
10.1	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.2	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.3	11/12/2020
10.3	ReadCoor Merger Agreement.	10-K	333-39035	10.6	2/26/2021
10.4+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.5+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.5.1+	Form of 2019 Omnibus Incentive Plan Stock Option Award Notice and Agreement.					X
10.5.2+	Form of 2019 Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement.					X
10.6+	2019 Employee Stock Purchase Plan and forms of agreements.	10-Q	001-39035	10.4	11/12/2019
10.6.1+	Form of 2019 Employee Stock Purchase Plan Subscription Agreement.					X
10.6.2+	Form of 2019 Employee Stock Purchase Plan Notice of Contribution Percentage Change or Withdrawal.	10-K	333-39035	10.6.2	2/16/2023
10.7+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39035	10.1	8/4/2023

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Form of At‑Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement.	S‑l	333‑233361	10.16	8/19/2019
10.9+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S‑l/A	333‑233361	10.17	9/3/2019
10.10+	Employment Offer Letter by and between the Registrant and Eric S. Whitaker.	S‑l	333‑233361	10.14	8/19/2019
10.11+	Employment Offer Letter by and between the Registrant and Justin McAnear.	S‑l	333‑233361	10.15	8/19/2019
10.12	Lease Agreement dated August 2, 2018, between the Registrant and 6200 Stoneridge Mall Road investors LLC.	S‑l	333‑233361	10.3	8/19/2019
10.12.1	First Amendment to Lease Agreement, dated May 20, 2019, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S‑l	333‑233361	10.4	8/19/2019
10.12.2	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10‑Q	001‑39035	10.6	8/12/2020
10.12.3	Third Amendment to Lease Agreement, dated June 10, 2021, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	8-K	001-39035	10.1	6/15/2021
10.13	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.4	11/12/2020
10.14#	License Agreement, dated September 26, 2013, between the Registrant and the President and Fellows of Harvard College.	S‑l	333‑233361	10.5	8/19/2019
10.14.1#	Amendment No. 1 to License Agreement, dated October 25, 2018, between the Registrant and President and Fellows of Harvard College.	S‑l	333‑233361	10.6	8/19/2019
10.15#	Exclusive (Equity) Agreement dated October 15, 2015, between Epinomics, Inc, and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.7	8/19/2019
10.15.1	Amendment No. 1 to the License Agreement, dated February 1, 2017, between Epinomics and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.8	8/19/2019
10.15.2#	Amendment No. 2 to the License Agreement, dated July 27, 2018, between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.9	8/19/2019
10.16	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021
10.27+	Employment Offer Letter by and between the Registrant and James Wilbur dated July 12, 2022.	10-Q	001-39035	10.1	8/9/2022

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28+	Transition and Separation Agreement between James Wilbur and 10x Genomics, Inc. dated January 15, 2024.					X
19.1	Amended and Restated Insider Trading Policy.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy for Recovery of Erroneously Awarded Compensation.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: February 15, 2024	By:	/s/ Serge Saxonov
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

Signature	Title	Date

/s/ Serge Saxonov	Chief Executive Officer and Director	February 15, 2024
Serge Saxonov	(Principal Executive Officer)

/s/ Benjamin J. Hindson	President and Director	February 15, 2024
Benjamin J. Hindson

/s/ Justin J. McAnear	Chief Financial Officer	February 15, 2024
Justin J. McAnear	(Principal Accounting and Financial Officer)

/s/ John R. Stuelpnagel	Chairman of the Board of Directors	February 15, 2024
John R. Stuelpnagel

/s/ Sridhar Kosaraju	Director	February 15, 2024
Sridhar Kosaraju

/s/ Mathai Mammen	Director	February 15, 2024
Mathai Mammen

/s/ Kim Popovits	Director	February 15, 2024
Kim Popovits

/s/ Shehnaaz Suliman	Director	February 15, 2024
Shehnaaz Suliman