Form 10-Q
period 2024-03-31
10x Genomics, Inc.
filed 2024-04-30
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 15, 2024, the registrant had 105,651,593 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, gross margin trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Quarterly Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$355,781	$359,284
Marketable securities	16,033	29,411
Accounts receivable, net	91,305	114,832
Inventory	83,189	73,706
Prepaid expenses and other current assets	20,785	18,789
Total current assets	567,093	596,022
Property and equipment, net	269,486	279,571
Operating lease right-of-use assets	62,850	65,361
Goodwill	4,511	4,511
Intangible assets, net	16,129	16,616
Other noncurrent assets	2,844	3,062
Total assets	$922,913	$965,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,216	$15,738
Accrued compensation and related benefits	20,670	30,105
Accrued expenses and other current liabilities	42,424	56,648
Deferred revenue	14,296	13,150
Operating lease liabilities	11,127	11,521
Total current liabilities	108,733	127,162
Operating lease liabilities, noncurrent	81,049	83,849
Deferred revenue, noncurrent	9,787	8,814
Other noncurrent liabilities	4,510	4,275
Total liabilities	204,079	224,100
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,063,657	2,025,890
Accumulated deficit	(1,344,369)	(1,284,420)
Accumulated other comprehensive loss	(456)	(429)
Total stockholders’ equity	718,834	741,043
Total liabilities and stockholders’ equity	$922,913	$965,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$141,006	$134,285
Cost of revenue	48,092	35,895
Gross profit	92,914	98,390
Operating expenses:
Research and development	68,638	67,098
Selling, general and administrative	85,774	83,280
Total operating expenses	154,412	150,378
Loss from operations	(61,498)	(51,988)
Other income (expense):
Interest income	4,736	3,869
Interest expense	(1)	(19)
Other expense, net	(1,040)	(1,516)
Total other income	3,695	2,334
Loss before provision for income taxes	(57,803)	(49,654)
Provision for income taxes	2,146	1,093
Net loss	$(59,949)	$(50,747)

Net loss per share, basic and diluted	$(0.50)	$(0.44)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	119,394,180	115,619,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(59,949)	$(50,747)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale marketable securities	136	1,117
Realized loss on available-for-sale marketable securities reclassified into net loss	—	1,715
Foreign currency translation adjustment	(163)	24
Other comprehensive income (loss), net of tax	(27)	2,856
Comprehensive loss	$(59,976)	$(47,891)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
Issuance of Class A common stock related to equity awards	605,487	—	1,638	—	—	1,638
Stock-based compensation	—	—	36,129	—	—	36,129
Net loss	—	—	—	(59,949)	—	(59,949)
Other comprehensive loss	—	—	—	—	(27)	(27)
Balance as of March 31, 2024	119,700,849	$2	$2,063,657	$(1,344,369)	$(456)	$718,834

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
Issuance of Class A common stock related to equity awards	978,333	—	2,400	—	—	2,400
Stock-based compensation	—	—	42,133	—	—	42,133
Net loss	—	—	—	(50,747)	—	(50,747)
Other comprehensive income	—	—	—	—	2,856	2,856
Balance as of March 31, 2023	116,173,342	$2	$1,883,930	$(1,080,068)	$(1,479)	$802,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(59,949)	$(50,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	36,129	42,101
Depreciation and amortization	9,194	6,482
Amortization of right-of-use assets	2,300	2,134
Lease and asset impairment charges	2,454	—
Realized loss on marketable securities	—	1,715
Other	444	150
Changes in operating assets and liabilities:
Accounts receivable	23,516	26,279
Inventory	(9,937)	(449)
Prepaid expenses and other current assets	(2,029)	(4,253)
Other noncurrent assets	216	(10,470)
Accounts payable	4,583	(781)
Accrued compensation and other related benefits	(9,380)	(15,129)
Deferred revenue	2,120	1,051
Accrued expenses and other current liabilities	(12,674)	(161)
Operating lease liability	(2,961)	(2,308)
Other noncurrent liabilities	249	261
Net cash used in operating activities	(15,725)	(4,125)
Investing activities:
Purchases of property and equipment	(2,910)	(4,559)
Purchases of intangible assets	—	(723)
Proceeds from sales of marketable securities	568	93,342
Proceeds from maturities of marketable securities	12,974	31,896
Net cash provided by investing activities	10,632	119,956
Financing activities:
Payments on financing arrangement	—	(5,814)
Issuance of common stock from exercise of stock options	1,638	2,400
Net cash provided by (used in) financing activities	1,638	(3,414)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(48)	24
Net increase (decrease) in cash and cash equivalents	(3,503)	112,441
Cash and cash equivalents at beginning of period	359,284	227,353
Cash and cash equivalents at end of period	$355,781	$339,794

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$436
Cash paid for taxes	$961	$2,547
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,899	$30,668
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$6,893
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
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheets at December 31, 2023 have been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on February 15, 2024 (our “Annual Report”).
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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

Recently Issued Accounting Pronouncement and Disclosure Rules
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective beginning with the Company’s fiscal year 2025 annual reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its related disclosures.
In March 2024, the Securities and Exchange Commission (SEC) issued Final Rule No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. If effected as issued, the rule would require registrants to provide certain climate related disclosures in their annual reports. While in April 2024 the SEC stayed Final Rule No. 33-11275 in connection with legal challenges to the rule, the Company is in the process of analyzing the impact of the rule on its related disclosures.
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$345,662	$—	$—	$345,662	$348,539	$—	$—	$348,539	Level 1
Marketable securities:
Corporate debt securities	5,862	—	(14)	5,848	10,022	—	(51)	9,971	Level 2
Government debt securities	9,382	—	(31)	9,351	18,152	—	(125)	18,027	Level 2
Asset-backed securities	841	—	(7)	834	1,425	—	(12)	1,413	Level 2
Total available-for-sale securities	$361,747	$—	$(52)	$361,695	$378,138	$—	$(188)	$377,950

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The contractual maturities of marketable securities as of March 31, 2024 were as follows (in thousands):

Fair Value
Due in one year or less	$15,199
Due after one year to five years	834
Total marketable securities	$16,033
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three months ended March 31, 2024. The Company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt securities during the three months ended March 31, 2023. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented. As of March 31, 2024, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
Inventory
Inventory was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Purchased materials	$39,159	$34,484
Work in progress	20,552	21,975
Finished goods	23,478	17,247
Inventory	$83,189	$73,706
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$36,765	$36,765
Building	146,346	146,044
Laboratory equipment and machinery	68,608	69,238
Computer equipment and software	15,897	16,379
Furniture and fixtures	10,644	10,979
Leasehold improvements	96,373	96,405
Construction in progress	5,247	7,252
Total property and equipment	379,880	383,062
Less: accumulated depreciation and amortization	(110,394)	(103,491)
Property and equipment, net	$269,486	$279,571
During the three months ended March 31, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $0.3 million, $0.7 million and $1.1 million was classified in cost of revenue, research

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
and development, and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related costs	$6,356	$2,262
Accrued bonus	6,510	18,254
Accrued commissions	2,701	6,410
Other	5,103	3,179
Accrued compensation and related benefits	$20,670	$30,105
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Accrued purchase consideration	$—	$20,000
Accrued legal and related costs	9,223	3,839
Accrued royalties for licensed technologies	5,847	5,455
Accrued property and equipment	1,899	3,199
Accrued professional services	4,596	6,577
Product warranties	9,707	8,116
Taxes payable	5,777	5,049
Other	5,375	4,413
Accrued expenses and other current liabilities	$42,424	$56,648
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period	$8,116	$3,023
Amounts charged to cost of revenue	2,355	1,630
Repairs and replacements	(764)	(1,447)
End of period	$9,707	$3,206
Revenue and Deferred Revenue
As of March 31, 2024, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $24.1 million, of which approximately $14.3 million is expected to be recognized to revenue in the next 12 months, with the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
remainder thereafter. The contract liabilities of $24.1 million and $22.0 million as of March 31, 2024 and December 31, 2023, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2023 and December 31, 2022, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred revenue recognized	$6,928	$2,107
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Three Months Ended March 31,
	2024	2023
Instruments
Chromium	$7,850	$11,626
Spatial	17,603	7,550
Total instruments revenue	25,453	19,176
Consumables
Chromium	83,927	101,096
Spatial	26,408	11,282
Total consumables revenue	110,335	112,378
Services	5,218	2,731
Total revenue	$141,006	$134,285
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas
United States	$75,637	$76,281
Americas (excluding United States)	3,993	2,515
Total Americas	79,630	78,796
Europe, Middle East and Africa	34,721	28,422
Asia-Pacific
China	13,924	14,031
Asia-Pacific (excluding China)	12,731	13,036
Total Asia-Pacific	26,655	27,067
Total Revenue	$141,006	$134,285
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future net lease payments related to the Company’s operating lease liabilities as of March 31, 2024 is as follows (in thousands):

Operating Leases
2024 (excluding the three months ended March 31, 2024)	$12,385
2025	14,828
2026	15,377
2027	15,584
2028	15,747
Thereafter	40,655
Total lease payments	$114,576
Less: imputed interest	(22,400)
Present value of operating lease liabilities	$92,176
Operating lease liabilities, current	$11,127
Operating lease liabilities, noncurrent	81,049
Total operating lease liabilities	$92,176
The following table summarizes additional information related to operating leases as of March 31, 2024:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	7.3 years	7.5 years
Weighted-average discount rate	5.9%	5.9%
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
NanoString
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claims of infringement of U.S. Patent No. 10,662,467. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded the Company more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including the Company’s motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions is currently stayed due to the bankruptcy filing. Due to the uncertainties in collecting the jury award, the Company has not recorded a receivable from NanoString as of March 31, 2024.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. The Company believes NanoString’s claims are meritless and intends to vigorously defend itself.
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
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. An institution decision for the IPR against the 142 patent is pending.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On June 1, 2023, the Company filed requests for preliminary injunctions in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP928 patent and EP Patent No. 4108782 (the “EP782 patent”). Hearings were held for the EP 782 and EP 928 patents on September 5 and September 19, respectively. On September 19, 2023, the UPC granted the Company’s request for the EP782 patent and issued a preliminary injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in all 17 UPC member states. On October 10, 2023, the UPC denied the Company’s preliminary injunction request for the EP928 patent. On October 2, 2023, NanoString filed an appeal of the preliminary injunction for the EP782 patent in the UPC Court of Appeals. A hearing was held before the UPC Court of Appeals on December 18, 2023. The UPC Court of Appeals overturned the preliminary injunction on February 26, 2024.
On August 31 and September 18, 2023 the Company filed main requests in the Munich Local Division of the UPC alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP 782 and EP 928 patents, respectively. No hearings have yet been set for these main requests.
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
On August 30, 2023, the Company filed a petition for IPR of the 303 patent. Institution was denied on March 7, 2024.
On April 17, 2024, Vizgen filed a motion for leave to amend its counterclaims to add additional antitrust counterclaims alleging bundling and predatory pricing. The Court granted Vizgen’s motion for leave to amend on April 26, 2024. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
Trial on the Company’s claims and on Vizgen’s counterclaims is scheduled for February 2025.
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
On November 6, 2023, Parse filed a motion to stay the Delaware action pending the IPRs. On December 21, 2023, the court denied Parse’s motion to stay. On February 8, 2024, Parse filed a renewed motion to stay. On February 20, 2024, the court denied Parse’s renewed motion to stay.
Curio
On December 1, 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. Trial is scheduled for May 2026.
On December 4, 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). A hearing was held on March 26, 2024. On April 30, 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. The preliminary injunction is enforceable upon provision of a 2.0 million Euro security by the Company.
5.    Capital Stock
As of March 31, 2024, the number of shares of Class A common stock and Class B common stock issued and outstanding were 105,644,016 and 14,056,833, respectively.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

	Three Months Ended March 31,
	2024	2023
Class B common stock converted to Class A common stock	—	600,000
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2,033	$1,461
Research and development	16,888	17,780
Selling, general and administrative	17,208	22,860
Total stock-based compensation expense	$36,129	$42,101
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	5,334,134	$48.26
Granted	992,112	41.74
Vested	(445,112)	59.12
Cancelled	(302,316)	46.32
Outstanding as of March 31, 2024	5,578,818	$46.34
Stock Options
Stock option activity for the three months ended March 31, 2024 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	5,946,786	$42.17
Exercised	(160,375)	10.21
Cancelled and forfeited	(182,251)	41.53
Outstanding as of March 31, 2024	5,604,160	$43.11
Performance Stock Awards
In March 2024, the Company granted 219,168 performance stock units (PSUs) under the 2019 Plan to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
i.50% of target PSUs earned will be based on the Company’s compound annual growth rate (CAGR) of the Company’s Revenue over a two-year performance period from January 1, 2024 to December 31, 2025. Holders may earn from 0% to 175% of the target amount of shares and earned PSUs will then be subject to service-based vesting; and

ii.50% of target PSUs earned will be based on the relative Total Shareholder Return (TSR) of the Company’s common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2024 to December 31, 2026. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.

The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $37.43 and $44.80 per share respectively. Stock-based compensation expense recognized for these awards was approximately $0.1 million for the three months ended March 31, 2024.
The Company estimates the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Expected volatility	66%
Risk-free interest rate	4.5%
Expected dividend yield	—%
In March 2023, the Company granted 172,842 PSUs under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company’s Compensation Committee of the Board of Directors.
As of March 31, 2024, the performance periods for the 2024 PSUs were not completed and none of the stock price thresholds for the 2023 PSUs had been met resulting in no shares vesting or becoming exercisable.
2019 Employee Stock Purchase Plan
A total of 3,686,671 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended March 31, 2024 and 2023, no shares of Class A common stock were issued under the ESPP. As of March 31, 2024, there were 3,091,063 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	5,604,160	7,556,361
Restricted stock units	5,578,818	5,871,150
Shares committed under ESPP	116,883	100,253
Total	11,299,861	13,527,764

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 15, 2024 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $59.9 million and $50.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.3 billion and cash, cash equivalents and marketable securities totaling $371.8 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Instruments
Chromium	$7,850	$11,626	$(3,776)	(32)%
Spatial	17,603	7,550	10,053	133
Total instruments revenue	25,453	19,176	6,277	33
Consumables
Chromium	83,927	101,096	(17,169)	(17)
Spatial	26,408	11,282	15,126	134
Total consumables revenue	110,335	112,378	(2,043)	(2)
Services	5,218	2,731	2,487	91
Total revenue	$141,006	$134,285	$6,721	5%
Revenue increased $6.7 million, or 5%, to $141.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Instruments revenue increased $6.3 million, or 33%, to $25.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher volume of Spatial instruments sold. Chromium instruments revenue decreased $3.8 million, or 32%, to $7.9 million primarily due to lower volume of Chromium instruments sold. Consumables revenue decreased $2.0 million, or 2%, to $110.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by lower Chromium consumables sales.
Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of revenue	$48,092	$35,895	$12,197	34%
Gross profit	$92,914	$98,390	$(5,476)	(6)%
Gross margin	66%	73%
Cost of revenue increased $12.2 million, or 34%, to $48.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily driven by higher manufacturing costs of $10.5 million due to increased sales and higher costs associated with newly introduced products and $2.0 million of higher warranty charges. Gross margin decreased by 7% percentage points to 66% primarily due to change in product mix driven by Xenium instruments.
We expect our gross margin to trend lower due in part to product mix and the impact of royalty obligations which vary by product. In particular, the Xenium instrument currently carries a significantly lower margin than our other instruments. We believe that potential increases for average selling price, as well as potential opportunities for cost reductions due to economies of scale, will improve instrument margin over the long term.
Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Research and development	$68,638	$67,098	$1,540	2%
Selling, general and administrative	85,774	83,280	2,494	3
Total operating expenses	$154,412	$150,378	$4,034	3%
Research and development expenses increased $1.5 million, or 2%, to $68.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by $0.6 million of higher personnel expenses and $0.7 million of higher costs for facilities and information technology to support operational expansion. During the three months ended March 31, 2024, we recorded impairment charges of $2.1 million related to computer equipment and software of which $0.7 million was classified as research and development expense in our condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.
Selling, general and administrative expenses increased $2.5 million, or 3%, to $85.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by $5.9 million of increased outside legal expenses and $2.0 million of higher costs for facilities and information technology to support operational expansion, partially offset by a decrease in personnel expenses of $5.6 million including a decrease of $5.7 million in stock-based compensation expense. During the three months ended March 31, 2024, we recorded impairment charges of $2.1 million related to computer equipment and software of which $1.1 million was classified as selling, general and administrative expenses in our condensed consolidated statement of operations.
Excluding acquisitions, we expect our operating expenditures to continue to increase in 2024 and beyond as we increase our investment in new and existing research and development projects, commercial efforts to support revenue growth and incentives to retain key talent. In addition, we expect increased legal costs in remaining quarters of 2024 to support the protection of our intellectual property portfolio.
Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest income	$4,736	$3,869	$867	22%
Interest expense	(1)	(19)	18	(95)
Other expense, net	(1,040)	(1,516)	476	(31)
Total other income	$3,695	$2,334	$1,361	58%
Interest income increased by $0.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the three months ended March 31, 2024 reflecting an increase in interest rates.
Other expense, net decreased by $0.5 million, or 31% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was driven by lower net realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $2.1 million and $1.1 million, respectively, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in the provision for income taxes was primarily due to higher foreign income. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of March 31, 2024, we had $371.8 million in cash and cash equivalents and marketable securities. We have generated negative cumulative cash flows from operations since inception through March 31, 2024, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.3 billion.
We currently anticipate making aggregate capital expenditures of between approximately $15 million and $20 million during the next 12 months, which we expect to include, among other expenditures, equipment to be used for manufacturing and research and development.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(15,725)	$(4,125)
Investing activities	10,632	119,956
Financing activities	1,638	(3,414)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(48)	24
Net increase (decrease) in cash and cash equivalents	$(3,503)	$112,441
Operating activities
The net cash used in operating activities of $15.7 million for the three months ended March 31, 2024 was primarily due to a net loss of $59.9 million, net cash outflow from changes in operating assets and liabilities of $6.3 million, primarily offset by stock-based compensation expense of $36.1 million, depreciation and amortization of $9.2 million, lease and asset impairment charges of $2.5 million, amortization of leased right-of-use assets of $2.3 million, and other non-cash expenses of $0.4 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities of $12.7 million primarily driven by a payment of $20.0 million related to purchase consideration, an increase in inventory of $9.9 million, a decrease in accrued compensation and other related benefits of $9.4 million related to the prior year annual bonus payments and a decrease in operating lease liability of $3.0 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts receivable of $23.5 million due to timing of collections, an increase in accounts payable of $4.6 million and an increase in deferred revenue of $2.1 million.
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
Investing activities
The net cash provided by investing activities of $10.6 million in the three months ended March 31, 2024 was due to proceeds from sales and maturities of marketable securities of $0.6 million and $13.0 million, respectively, partially offset by purchases of property and equipment of $2.9 million.
The net cash provided by investing activities of $120.0 million in the three months ended March 31, 2023 was due to proceeds from sales and maturities of marketable securities of $93.3 million and $31.9 million, respectively, partially offset by purchases of property and equipment and intangible assets of $4.6 million and $0.7 million, respectively.
Financing activities
The net cash provided by financing activities of $1.6 million in the three months ended March 31, 2024 was primarily from proceeds related to the issuance of common stock from the exercise of stock options.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 15, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On December 13, 2023, James L. Wilbur, our former Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 147,095 shares of the Company’s common stock. The expiration date of the trading arrangement was December 31, 2024. On February 21, 2024, the trading arrangement was terminated at the election of Dr. Wilbur.

On March 10, 2024, Shehnaaz Suliman, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,016 shares of the Company’s common stock. The expiration date of the trading arrangement is June 14, 2024.

On March 11, 2024, Benjamin J. Hindson, Chief Scientific Officer and President, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 22,496 shares of the Company’s common stock plus up to 190,845 carryover shares from a prior 10b5-1 plan that will expire on June 14, 2024, subject to certain conditions. The expiration date of the trading arrangement is June 13, 2025.

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

10x Genomics, Inc.

Date: April 30, 2024	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)