Form 10-Q
period 2024-06-30
10x Genomics, Inc.
filed 2024-08-08
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2024, the registrant had 106,434,584 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, gross margin, business and other trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$379,824	$359,284
Marketable securities	269	29,411
Accounts receivable, net	91,178	114,832
Inventory	88,272	73,706
Prepaid expenses and other current assets	19,612	18,789
Total current assets	579,155	596,022
Property and equipment, net	263,285	279,571
Operating lease right-of-use assets	60,872	65,361
Goodwill	4,511	4,511
Intangible assets, net	16,658	16,616
Other noncurrent assets	5,187	3,062
Total assets	$929,668	$965,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,248	$15,738
Accrued compensation and related benefits	20,078	30,105
Accrued expenses and other current liabilities	42,437	56,648
Deferred revenue	16,436	13,150
Operating lease liabilities	10,820	11,521
Total current liabilities	111,019	127,162
Operating lease liabilities, noncurrent	78,662	83,849
Deferred revenue, noncurrent	11,358	8,814
Other noncurrent liabilities	4,571	4,275
Total liabilities	205,610	224,100
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,106,752	2,025,890
Accumulated deficit	(1,382,266)	(1,284,420)
Accumulated other comprehensive loss	(430)	(429)
Total stockholders’ equity	724,058	741,043
Total liabilities and stockholders’ equity	$929,668	$965,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$153,104	$146,819	$294,110	$281,104
Cost of revenue	48,884	47,207	96,976	83,102
Gross profit	104,220	99,612	197,134	198,002
Operating expenses:
Research and development	62,918	71,460	131,556	138,558
Selling, general and administrative	83,039	91,510	168,813	174,790
Total operating expenses	145,957	162,970	300,369	313,348
Loss from operations	(41,737)	(63,358)	(103,235)	(115,346)
Other income (expense):
Interest income	4,715	4,100	9,451	7,969
Interest expense	(1)	(5)	(2)	(24)
Other expense, net	(56)	(1,504)	(1,096)	(3,020)
Total other income	4,658	2,591	8,353	4,925
Loss before provision for income taxes	(37,079)	(60,767)	(94,882)	(110,421)
Provision for income taxes	818	1,647	2,964	2,740
Net loss	$(37,897)	$(62,414)	$(97,846)	$(113,161)

Net loss per share, basic and diluted	$(0.32)	$(0.53)	$(0.82)	$(0.97)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	120,066,972	116,707,672	119,461,485	116,166,776
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(37,897)	$(62,414)	$(97,846)	$(113,161)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale marketable securities	48	379	185	1,496
Realized loss on available-for-sale marketable securities reclassified into net loss	—	—	—	1,715
Foreign currency translation adjustment	(22)	131	(186)	155
Other comprehensive income (loss), net of tax	26	510	(1)	3,366
Comprehensive loss	$(37,871)	$(61,904)	$(97,847)	$(109,795)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
Issuance of Class A common stock related to equity awards	605,487	—	1,638	—	—	1,638
Stock-based compensation	—	—	36,129	—	—	36,129
Net loss	—	—	—	(59,949)	—	(59,949)
Other comprehensive loss	—	—	—	—	(27)	(27)
Balance as of March 31, 2024	119,700,849	2	2,063,657	(1,344,369)	(456)	718,834
Issuance of Class A common stock related to equity awards	773,318	—	4,603	—	—	4,603
Stock-based compensation	—	—	38,492	—	—	38,492
Net loss	—	—	—	(37,897)	—	(37,897)
Other comprehensive income	—	—	—	—	26	26
Balance as of June 30, 2024	120,474,167	$2	$2,106,752	$(1,382,266)	$(430)	$724,058

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
Issuance of Class A common stock related to equity awards	978,333	—	2,400	—	—	2,400
Stock-based compensation	—	—	42,133	—	—	42,133
Net loss	—	—	—	(50,747)	—	(50,747)
Other comprehensive income	—	—	—	—	2,856	2,856
Balance as of March 31, 2023	116,173,342	2	1,883,930	(1,080,068)	(1,479)	802,385
Issuance of Class A common stock related to equity awards	1,150,093	—	7,096	—	—	7,096
Stock-based compensation	—	—	45,724	—	—	45,724
Net loss	—	—	—	(62,414)	—	(62,414)
Other comprehensive income	—	—	—	—	510	510
Balance as of June 30, 2023	117,323,435	$2	$1,936,750	$(1,142,482)	$(969)	$793,301
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(97,846)	$(113,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	74,621	87,797
Depreciation and amortization	18,165	16,423
Amortization of right-of-use assets	4,229	4,070
Lease and asset impairment charges	2,454	2,785
Realized loss on marketable securities	1	1,715
Other	509	613
Changes in operating assets and liabilities:
Accounts receivable	23,638	16,526
Inventory	(15,134)	(2,311)
Prepaid expenses and other current assets	(898)	(2,123)
Other noncurrent assets	(2,133)	(18,073)
Accounts payable	5,705	1,314
Accrued compensation and other related benefits	(9,960)	(10,313)
Deferred revenue	5,832	2,885
Accrued expenses and other current liabilities	(12,127)	494
Operating lease liability	(5,599)	(4,540)
Other noncurrent liabilities	314	248
Net cash used in operating activities	(8,229)	(15,651)
Investing activities:
Purchases of property and equipment	(5,788)	(29,915)
Purchases of intangible assets	(1,000)	(723)
Proceeds from sales of marketable securities	3,585	94,947
Proceeds from maturities of marketable securities	25,782	51,185
Net cash provided by investing activities	22,579	115,494
Financing activities:
Payments on financing arrangement	—	(5,814)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	6,241	9,496
Net cash provided by financing activities	6,241	3,682
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(51)	(25)
Net increase in cash and cash equivalents	20,540	103,500
Cash, cash equivalents, and restricted cash at beginning of period	359,284	227,353
Cash, cash equivalents, and restricted cash at end of period	$379,824	$330,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$436
Cash paid for taxes	$2,040	$3,852
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,452	$9,317
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$6,893
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
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on February 15, 2024 (our “Annual Report”).
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$365,906	$—	$—	$365,906	$348,539	$—	$—	$348,539	Level 1
Marketable securities:
Corporate debt securities	—	—	—	—	10,022	—	(51)	9,971	Level 2
Government debt securities	—	—	—	—	18,152	—	(125)	18,027	Level 2
Asset-backed securities	272	—	(3)	269	1,425	—	(12)	1,413	Level 2
Total available-for-sale securities	$366,178	$—	$(3)	$366,175	$378,138	$—	$(188)	$377,950

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The contractual maturities of marketable securities as of June 30, 2024 were as follows (in thousands):

Fair Value
Due in one year or less	$—
Due after one year to five years	269
Total marketable securities	$269
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three and six months ended June 30, 2024. The Company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt securities during the three and six months ended June 30, 2023. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented. As of June 30, 2024, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.
Inventory
Inventory was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Purchased materials	$38,873	$34,484
Work in progress	25,036	21,975
Finished goods	24,363	17,247
Inventory	$88,272	$73,706
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$36,765	$36,765
Building	146,750	146,044
Laboratory equipment and machinery	70,093	69,238
Computer equipment and software	15,631	16,379
Furniture and fixtures	10,481	10,979
Leasehold improvements	95,307	96,405
Construction in progress	3,717	7,252
Total property and equipment	378,744	383,062
Less: accumulated depreciation and amortization	(115,459)	(103,491)
Property and equipment, net	$263,285	$279,571
During the six months ended June 30, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $0.3 million, $0.7 million and $1.1 million was classified in cost of revenue, research and

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
development, and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and related costs	$1,602	$2,262
Accrued bonus	11,886	18,254
Accrued commissions	3,637	6,410
Other	2,953	3,179
Accrued compensation and related benefits	$20,078	$30,105
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Accrued purchase consideration	$—	$20,000
Accrued legal and related costs	7,936	3,839
Accrued royalties for licensed technologies	8,311	5,455
Accrued property and equipment	1,452	3,199
Accrued professional services	4,199	6,577
Product warranties	9,454	8,116
Taxes payable	5,792	5,049
Other	5,293	4,413
Accrued expenses and other current liabilities	$42,437	$56,648
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning of period	$8,116	$3,023
Amounts charged to cost of revenue	5,031	3,833
Repairs and replacements	(3,693)	(2,915)
End of period	$9,454	$3,941
Revenue and Deferred Revenue
As of June 30, 2024, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $27.8 million, of which approximately $16.4 million is expected to be recognized to revenue in the next 12 months, with the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
remainder thereafter. The contract liabilities of $27.8 million and $22.0 million as of June 30, 2024 and December 31, 2023, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2023 and December 31, 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue recognized	$3,146	$1,856	$6,741	$3,963
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Instruments
Chromium	$8,792	$12,859	$16,642	$24,485
Spatial	15,060	18,096	32,663	25,646
Total instruments revenue	23,852	30,955	49,305	50,131
Consumables
Chromium	94,108	100,794	178,035	201,890
Spatial	29,254	11,694	55,662	22,976
Total consumables revenue	123,362	112,488	233,697	224,866
Services	5,890	3,376	11,108	6,107
Total revenue	$153,104	$146,819	$294,110	$281,104
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas
United States	$89,672	$88,394	$165,309	$164,675
Americas (excluding United States)	3,419	3,149	7,412	5,664
Total Americas	93,091	91,543	172,721	170,339
Europe, Middle East and Africa	37,362	31,246	72,083	59,668
Asia-Pacific
China	13,738	12,755	27,662	26,786
Asia-Pacific (excluding China)	8,913	11,275	21,644	24,311
Total Asia-Pacific	22,651	24,030	49,306	51,097
Total Revenue	$153,104	$146,819	$294,110	$281,104
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future net lease payments related to the Company’s operating lease liabilities as of June 30, 2024 is as follows (in thousands):

Operating Leases
2024 (excluding the six months ended June 30, 2024)	$8,430
2025	14,811
2026	15,359
2027	15,569
2028	15,736
Thereafter	40,639
Total lease payments	$110,544
Less: imputed interest	(21,062)
Present value of operating lease liabilities	$89,482
Operating lease liabilities, current	$10,820
Operating lease liabilities, noncurrent	78,662
Total operating lease liabilities	$89,482
The following table summarizes additional information related to operating leases as of June 30, 2024:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	7.1 years	7.5 years
Weighted-average discount rate	5.9%	5.9%
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
NanoString
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claims of infringement of U.S. Patent No. 10,662,467. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded the Company more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including the Company’s motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions was stayed due to the bankruptcy filing. In May 2024, Bruker Corporation (“Bruker”) acquired certain assets and assumed certain liabilities of NanoString, including the litigation between the Company and NanoString, and the NanoString product lines at issue. Bruker, Bruker Spatial Biology, Inc. and Bruker Nano, Inc. were substituted as defendants in the GeoMx

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Action. Post-trial briefing is complete following supplementation by the parties. Due to the uncertainties in collecting the jury award, the Company has not recorded a receivable from NanoString as of June 30, 2024.

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
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. Bruker, Bruker Spatial Biology, Inc. and Bruker Nano, Inc. were substituted as defendants in the CosMx Action. Trial is expected in May 2025. The Company believes Bruker’s claims are meritless and intends to vigorously defend itself.
On October 20, 2022, NanoString filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s Visium products infringe U.S. Patent No. 11,473,142 (the “142 patent”), a continuation of the 689 patent (the “NanoString Action”). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to the 689 patent from the CosMx Action and consolidated those claims with this action. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Bruker Spatial Biology, Inc. and Bruker Nano, Inc. were substituted as plaintiffs in the NanoString Action in June 2024. A trial date in the NanoString Action has not yet been set. The Company believes these claims in the NanoString Action are meritless and intends to vigorously defend itself.
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. An institution decision for the IPR against the 142 patent is pending.
On January 30, 2024, NanoString filed a petition for IPR of U.S. Patent No. 11,542,554 (the “554 patent”), which is asserted by the Company against NanoString in the CosMx Action. An institution decision for the IPR against the 554 patent is pending.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
hearing date has not yet been set for this appeal. On October 30, 2023, NanoString requested that the Higher Regional Court temporarily stay enforcement of the injunction pending the appeal. On December 20, 2023, the Higher Regional Court granted NanoString’s request conditioned upon NanoString posting a 2.3 million Euro security deposit.
On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP928 patent. On February 10, 2023, the German Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP928 patent directed to in situ analysis. On May 7, 2024, the German Federal Patent Court reversed its preliminary opinion and revoked the German part of the EP928 patent. The Company strongly disagrees with this decision and will appeal the decision.
On June 1, 2023, the Company filed requests for preliminary injunctions in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP928 patent and EP Patent No. 4108782 (the “EP782 patent”). Hearings were held for the EP782 and EP928 patents on September 5 and September 19, respectively. On September 19, 2023, the UPC granted the Company’s request with respect to the EP782 patent and issued a preliminary injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in all 17 UPC member states. On October 10, 2023, the UPC denied the Company’s preliminary injunction request for the EP928 patent. On October 2, 2023, NanoString filed an appeal of the preliminary injunction for the EP782 patent in the UPC Court of Appeals. A hearing was held before the UPC Court of Appeals on December 18, 2023. The UPC Court of Appeals overturned the preliminary injunction on February 26, 2024.
On August 31 and September 18, 2023 the Company filed main requests in the Munich Local Division of the UPC alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP782 and EP928 patents, respectively. No hearings have yet been set for these main requests.
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP782 patent. An oral hearing for this opposition is scheduled on March 18, 2025. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP928 patent. An oral hearing for this revocation action is scheduled for September 18, 2024.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On March 15, 2023, the Company filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing its claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding amended counterclaims including antitrust, unfair competition, tort and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that the Company grant Vizgen a license to the patents that the Company asserted against Vizgen) and unspecified damages (including attorneys’ fees). On May 18, 2023, the Company filed a motion to dismiss Vizgen’s amended counterclaims. On July 10, 2023, the Court granted the Company’s motion to dismiss Vizgen’s contract counterclaim but otherwise denied the Company’s motion to dismiss. On April 29, 2024, Vizgen amended its counterclaims to add additional antitrust counterclaims based on alleged bundling and predatory pricing. The Company believes Vizgen’s claims are meritless and intends to vigorously defend itself.
Trial on the Company’s claims and on Vizgen’s non-patent counterclaims is scheduled for February 2025. A trial date on Vizgen’s counterclaim regarding the 303 patent is expected to be set for the second half of 2024.
On August 30, 2023, the Company filed a petition for IPR of the 303 patent. Institution was denied on March 7, 2024.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On June 1, 2023, the Company filed suit in the Hamburg Local Division of the UPC alleging that Vizgen’s MERSCOPE products infringe the EP782 patent. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s MERSCOPE products in all 17 UPC member states. A hearing for this UPC action has not yet been set.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995, 10,619,207 and 10,738,357. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Parse’s making, using, selling, offering to sell, exporting and/or importing in the United States Parse’s Evercode Whole Transcriptomics products and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. A Markman hearing was held on February 21, 2024, and the Court issued its claim construction order on May 3, 2024. Trial is scheduled for December 2024.
Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. Oral argument for the 981 IPR took place on July 24, 2024. A final written decision on the 981 IPR is expected in October 2024. The PTAB denied institution of Parse’s petitions for IPR on the other five asserted patents. On January 2 and 5, 2024, Parse filed rehearing requests with the PTAB for the 197 and 013 patents, respectively. On February 5, 2024, the PTAB instituted IPRs for the 197 and 013 patents on Parse’s requests for rehearing.
On November 6, 2023, Parse filed a motion to stay the Delaware action pending the IPRs. On December 21, 2023, the court denied Parse’s motion to stay. On February 8, 2024, Parse filed a renewed motion to stay. On February 20, 2024, the court denied Parse’s renewed motion to stay.
Curio
On December 1, 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court denied that motion on May 9, 2024. On May 31 and June 20, 2024, Curio answered the Complaint and filed antitrust and unfair competition counterclaims. The Company filed a motion to dismiss Curio’s unfair competition and antitrust counterclaims on July 5, 2024. The Company believes Curio’s counterclaims are meritless and intends to vigorously defend itself. Trial is scheduled for May 2026.
On December 4, 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP391 patent”). A hearing was held on March 26, 2024. On April 30, 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. Curio did not appeal the preliminary injunction. On March 25, 2024, the Company filed a main request in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe the EP391 patent.
5.    Capital Stock
As of June 30, 2024, the number of shares of Class A common stock and Class B common stock issued and outstanding were 106,417,334 and 14,056,833, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class B common stock converted to Class A common stock	—	4,010,422	—	4,610,422
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2,247	$1,835	$4,280	$3,296
Research and development	17,862	19,560	34,750	37,340
Selling, general and administrative	18,383	24,301	35,591	47,161
Total stock-based compensation expense	$38,492	$45,696	$74,621	$87,797
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	5,334,134	$48.26
Granted	2,703,666	37.45
Vested	(977,388)	56.09
Cancelled	(447,959)	46.89
Outstanding as of June 30, 2024	6,612,453	$42.78
Stock Options
Stock option activity for the six months ended June 30, 2024 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	5,946,786	$42.17
Exercised	(208,548)	9.05
Cancelled and forfeited	(326,334)	47.75
Outstanding as of June 30, 2024	5,411,904	$43.11
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $37.43 and $44.80 per share respectively. Stock-based compensation expense recognized for these awards was approximately $0.7 million and $0.8 million for the three and six months ended June 30, 2024, respectively.
The Company estimated the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Expected volatility	66%
Risk-free interest rate	4.5%
Expected dividend yield	—%
In March 2023, the Company granted 172,842 PSUs under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company’s Compensation Committee of the Board of Directors.
As of June 30, 2024, the performance periods for the 2024 PSUs were not completed and none of the stock price thresholds for the 2023 PSUs had been met resulting in no shares vesting or becoming exercisable.
2019 Employee Stock Purchase Plan
A total of 3,686,671 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended June 30, 2024 and 2023, 192,869 and 117,280 shares of Class A common stock, respectively, were issued under the ESPP. There were no shares of Class A common stock were issued under the ESPP during the three months ended March 31, 2024 and 2023. As of June 30, 2024, there were 2,898,194 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	5,411,904	7,007,627	5,411,904	7,007,627
Restricted stock units	6,612,453	6,433,832	6,612,453	6,433,832
Shares committed under ESPP	89,193	34,718	89,193	34,718
Total	12,113,550	13,476,177	12,113,550	13,476,177

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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $37.9 million and $97.8 million for the three and six months ended June 30, 2024 and $62.4 million and $113.2 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1.4 billion and cash, cash equivalents and marketable securities totaling $380.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Instruments
Chromium	$8,792	$12,859	$(4,067)	(32)%	$16,642	$24,485	$(7,843)	(32)%
Spatial	15,060	18,096	(3,036)	(17)	32,663	25,646	7,017	27
Total instruments revenue	23,852	30,955	(7,103)	(23)	49,305	50,131	(826)	(2)
Consumables
Chromium	94,108	100,794	(6,686)	(7)	178,035	201,890	(23,855)	(12)
Spatial	29,254	11,694	17,560	150	55,662	22,976	32,686	142
Total consumables revenue	123,362	112,488	10,874	10	233,697	224,866	8,831	4
Services	5,890	3,376	2,514	74	11,108	6,107	5,001	82
Total revenue	$153,104	$146,819	$6,285	4%	$294,110	$281,104	$13,006	5%
Revenue increased $6.3 million, or 4%, to $153.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Instruments revenue decreased $7.1 million, or 23%, to $23.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to lower volume of Chromium and Spatial instruments sold. Consumables revenue increased $10.9 million, or 10%, to $123.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily driven by higher Spatial consumables sales.
Revenue increased $13.0 million, or 5%, to $294.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Instruments revenue decreased $0.8 million, or 2%, to $49.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower volume of Chromium instruments sold, partially offset by higher volume of Spatial instruments sold. Consumables revenue increased $8.8 million, or 4%, to $233.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by growth in Spatial consumables sales partially offset by lower Chromium consumables sales.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$48,884	$47,207	$1,677	4%	$96,976	$83,102	$13,874	17%
Gross profit	$104,220	$99,612	$4,608	5%	$197,134	$198,002	$(868)	—%
Gross margin	68%	68%			67%	70%
Cost of revenue increased $1.7 million, or 4%, to $48.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by higher manufacturing costs of $2.3 million due to increased sales and higher costs associated with newly introduced products and $0.9 million of higher warranty charges, partially offset by lower inventory write-downs of $1.5 million. Gross margin remained flat at 68%.
Cost of revenue increased $13.9 million, or 17%, to $97.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily driven by higher manufacturing costs of $12.7 million due to increased sales and higher costs of newly introduced products and $2.9 million of higher warranty charges, partially offset by lower inventory write-downs of $1.8 million. Gross margin percentage decreased by 3% points to 67% primarily due to change in product mix and higher royalties.

We expect our gross margin to continue to fluctuate due to product mix and the impact of royalty obligations which vary by product.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$62,918	$71,460	$(8,542)	(12)%	$131,556	$138,558	$(7,002)	(5)%
Selling, general and administrative	83,039	91,510	(8,471)	(9)	168,813	174,790	(5,977)	(3)
Total operating expenses	$145,957	$162,970	$(17,013)	(10)%	$300,369	$313,348	$(12,979)	(4)%
Research and development expenses decreased $8.5 million, or 12%, to $62.9 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily driven by $4.5 million of lower laboratory materials and supplies used to support our research and development efforts, decrease in personnel expenses of $2.5 million, including a decrease of $1.7 million in stock-based compensation expense, and decrease in other expenses of $0.7 million.
Research and development expenses decreased $7.0 million, or 5%, to $131.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily driven by lower laboratory materials, supplies and expensed equipment of $4.5 million used to support our research and development efforts, lower personnel expenses of $1.8 million, including a decrease of $2.6 million in stock-based compensation expense, and a decrease in consulting and professional services of $0.9 million.
Selling, general and administrative expenses decreased $8.5 million, or 9%, to $83.0 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily driven by $6.9 million of lower personnel expenses, including a decrease of $5.9 million in stock-based compensation expense, a decrease in facilities and information technology expenses of $3.5 million and a decrease in marketing expenses related to conferences and seminars of $2.4 million, partially offset by an increase in outside legal expenses of $3.5 million. Facilities and information technology costs includes a one-time lease impairment charge of $2.8 million in the three months ended June 30, 2023.
Selling, general and administrative expenses decreased $6.0 million, or 3%, to $168.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily driven by lower personnel expenses of $12.4 million, including a decrease of $11.6 million in stock-based compensation expense, a decrease in marketing expenses related to conferences and seminars of $2.1 million and a decrease in facilities and information technology expenses supporting operational expansion of $1.5 million, partially offset by an increase in outside legal expenses of $9.4 million. Facilities and Information Technology costs includes a one-time lease impairment charge of $2.8 million in the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $1.1 million was classified as selling, general and administrative expenses in the condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a software project.
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
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest income	$4,715	$4,100	$615	15%	$9,451	$7,969	$1,482	19%
Interest expense	(1)	(5)	4	(80)	(2)	(24)	22	(92)
Other expense, net	(56)	(1,504)	1,448	(96)	(1,096)	(3,020)	1,924	(64)
Total other income	$4,658	$2,591	$2,067	80%	$8,353	$4,925	$3,428	70%

Interest income increased by $0.6 million or 15% to $4.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Interest income increased by $1.5 million, or 19%, to $9.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the three and six months ended June 30, 2024 reflecting an increase in interest rates.
Other expense, net decreased by $1.4 million, or 96% to $0.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Other expense, net decreased by $1.9 million, or 64% to $1.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $0.8 million and $3.0 million, respectively, for the three and six months ended June 30, 2024, and $1.6 million and $2.7 million, respectively, for the three and six months ended June 30, 2023. The decrease of $0.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily due to lower foreign income. The provision for income taxes remained flat for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of June 30, 2024, we had $380.1 million in cash and cash equivalents and marketable securities. We have generated negative cumulative cash flows from operations since inception through June 30, 2024, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.4 billion.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(8,229)	$(15,651)
Investing activities	22,579	115,494
Financing activities	6,241	3,682
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(51)	(25)
Net increase in cash and cash equivalents	$20,540	$103,500
Operating activities
The net cash used in operating activities of $8.2 million for the six months ended June 30, 2024 was primarily due to a net loss of $97.8 million, net cash outflow from changes in operating assets and liabilities of $10.4 million, primarily offset by stock-based compensation expense of $74.6 million, depreciation and amortization of $18.2 million, lease and asset impairment charges of $2.5 million, amortization of leased right-of-use assets of $4.2 million, and other non-cash expenses of $0.5 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities of $12.1 million primarily driven by payments related to purchase consideration and royalty payments, an increase in inventory of $15.1 million, a decrease in accrued compensation and other related benefits of $10.0 million related to the prior year annual bonus payments and a decrease in operating lease liability of $5.6 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts receivable of $23.6 million due to timing of collections, an increase in accounts payable of $5.7 million and an increase in deferred revenue of $5.8 million.
The net cash used in operating activities of $15.7 million for the six months ended June 30, 2023 was primarily due to a net loss of $113.2 million, net cash outflow from changes in operating assets and liabilities of $15.9 million, primarily offset by stock-based compensation expense of $87.8 million, depreciation and amortization of $16.4 million, amortization of leased right-of-use assets of $4.1 million, lease impairment charges of $2.8 million, realized losses on sale of marketable securities of $1.7 million and other non-cash expenses of $0.6 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in other noncurrent assets of $18.1 million primarily due to an upfront payment for an intellectual property license of $10.0 million and a legal security deposit of $7.8 million, a decrease in accrued compensation and other related benefits of $10.3 million primarily related to the prior year annual bonus payments, a decrease in operating lease liability of $4.5 million, an increase in inventory of $2.3 million, and a decrease in prepaid expenses and other current assets of $2.1 million. The net cash outflow from operating assets and liabilities was partially offset by a decrease of accounts receivable of $16.5 million due to timing of collections, an increase in deferred revenue of $2.9 million, and an increase in accounts payable of $1.3 million due to timing of vendor payments.
Investing activities
The net cash provided by investing activities of $22.6 million in the six months ended June 30, 2024 was due to proceeds from sales and maturities of marketable securities of $3.6 million and $25.8 million, respectively, partially offset by purchases of property and equipment and intangible assets of $5.8 million and $1.0 million, respectively.
The net cash provided by investing activities of $115.5 million in the six months ended June 30, 2023 was due to proceeds from sales and maturities of marketable securities of $94.9 million and $51.2 million, respectively, partially offset by purchases of property and equipment and intangible assets of $29.9 million and $0.7 million, respectively.
Financing activities
The net cash provided by financing activities of $6.2 million in the six months ended June 30, 2024 was primarily from proceeds related to the issuance of common stock from the exercise of stock options and employee stock purchase plan.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 15, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

+    Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

10x Genomics, Inc.

Date: August 8, 2024	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Justin J. McAnear
Justin J. McAnear Chief Financial Officer (Principal Financial and Accounting Officer)