Form 10-Q
period 2024-09-30
10x Genomics, Inc.
filed 2024-10-29
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 24, 2024, the registrant had 106,997,615 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, gross margin, organization, business and other trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's (“SEC”) website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Quarterly Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$398,159	$359,284
Marketable securities	—	29,411
Accounts receivable, net	83,525	114,832
Inventory	94,050	73,706
Prepaid expenses and other current assets	18,159	18,789
Total current assets	593,893	596,022
Property and equipment, net	258,759	279,571
Operating lease right-of-use assets	59,579	65,361
Goodwill	4,511	4,511
Intangible assets, net	16,149	16,616
Other noncurrent assets	4,903	3,062
Total assets	$937,794	$965,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,210	$15,738
Accrued compensation and related benefits	30,080	30,105
Accrued expenses and other current liabilities	37,770	56,648
Deferred revenue	17,760	13,150
Operating lease liabilities	9,415	11,521
Total current liabilities	121,235	127,162
Operating lease liabilities, noncurrent	76,461	83,849
Deferred revenue, noncurrent	12,349	8,814
Other noncurrent liabilities	4,945	4,275
Total liabilities	214,990	224,100
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,140,789	2,025,890
Accumulated deficit	(1,418,019)	(1,284,420)
Accumulated other comprehensive income (loss)	32	(429)
Total stockholders’ equity	722,804	741,043
Total liabilities and stockholders’ equity	$937,794	$965,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$151,654	$153,644	$445,764	$434,748
Cost of revenue	45,261	58,115	142,237	141,217
Gross profit	106,393	95,529	303,527	293,531
Operating expenses:
Research and development	66,174	66,507	197,730	205,065
In-process research and development	—	41,402	—	41,402
Selling, general and administrative	81,704	82,415	250,517	257,205
Total operating expenses	147,878	190,324	448,247	503,672
Loss from operations	(41,485)	(94,795)	(144,720)	(210,141)
Other income (expense):
Interest income	4,971	4,300	14,422	12,269
Interest expense	(2)	(1)	(4)	(25)
Other income (expense), net	2,078	(1,248)	982	(4,268)
Total other income, net	7,047	3,051	15,400	7,976
Loss before provision for income taxes	(34,438)	(91,744)	(129,320)	(202,165)
Provision for income taxes	1,315	1,242	4,279	3,982
Net loss	$(35,753)	$(92,986)	$(133,599)	$(206,147)

Net loss per share, basic and diluted	$(0.30)	$(0.79)	$(1.11)	$(1.77)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	120,733,030	117,728,293	120,067,168	116,693,008
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(35,753)	$(92,986)	$(133,599)	$(206,147)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale marketable securities	3	425	188	1,921
Realized loss on available-for-sale marketable securities reclassified into net loss	3	—	3	1,715
Foreign currency translation adjustment	456	(133)	270	22
Other comprehensive income, net of tax	462	292	461	3,658
Comprehensive loss	$(35,291)	$(92,694)	$(133,138)	$(202,489)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
Issuance of Class A common stock related to equity awards	605,487	—	1,638	—	—	1,638
Stock-based compensation	—	—	36,129	—	—	36,129
Net loss	—	—	—	(59,949)	—	(59,949)
Other comprehensive loss	—	—	—	—	(27)	(27)
Balance as of March 31, 2024	119,700,849	2	2,063,657	(1,344,369)	(456)	718,834
Issuance of Class A common stock related to equity awards	773,318	—	4,603	—	—	4,603
Stock-based compensation	—	—	38,492	—	—	38,492
Net loss	—	—	—	(37,897)	—	(37,897)
Other comprehensive income	—	—	—	—	26	26
Balance as of June 30, 2024	120,474,167	2	2,106,752	(1,382,266)	(430)	724,058
Issuance of Class A common stock related to equity awards	565,701	—	156	—	—	156
Stock-based compensation	—	—	33,881	—	—	33,881
Net loss	—	—	—	(35,753)	—	(35,753)
Other comprehensive income	—	—	—	—	462	462
Balance as of September 30, 2024	121,039,868	$2	$2,140,789	$(1,418,019)	$32	$722,804

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

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(133,599)	$(206,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	108,209	128,032
Depreciation and amortization	27,129	25,795
Amortization of right-of-use assets	6,015	6,118
Lease and asset impairment charges	2,454	2,785
Realized loss on marketable securities	3	1,715
Other	571	470
Changes in operating assets and liabilities:
Accounts receivable	31,321	361
Inventory	(19,396)	257
Prepaid expenses and other current assets	696	(3,646)
Other noncurrent assets	(1,850)	(290)
Accounts payable	10,044	(2,811)
Accrued compensation and other related benefits	(75)	(4,169)
Deferred revenue	8,142	6,637
Accrued expenses and other current liabilities	(17,135)	9,153
Operating lease liability	(9,763)	(5,864)
Other noncurrent liabilities	646	649
Net cash provided by (used in) operating activities	13,412	(40,955)
Investing activities:
Purchases of property and equipment	(9,677)	(45,151)
Purchases of intangible assets	(1,000)	(923)
Proceeds from sales of marketable securities	3,856	96,137
Proceeds from maturities of marketable securities	25,782	70,331
Net cash provided by investing activities	18,961	120,394
Financing activities:
Payments on financing arrangement	—	(5,814)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	6,397	13,870
Net cash provided by financing activities	6,397	8,056
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	105	(110)
Net increase in cash and cash equivalents	38,875	87,385
Cash, cash equivalents, and restricted cash at beginning of period	359,284	227,353
Cash, cash equivalents, and restricted cash at end of period	$398,159	$314,738

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$436
Cash paid for taxes	$4,863	$4,451
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$954	$2,900
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$7,170
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
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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

Recently Issued Accounting Pronouncement and Disclosure Rules
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for the Company’s fiscal year 2024 annual reporting period. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$379,640	$—	$—	$379,640	$348,539	$—	$—	$348,539	Level 1
Marketable securities:
Corporate debt securities	—	—	—	—	10,022	—	(51)	9,971	Level 2
Government debt securities	—	—	—	—	18,152	—	(125)	18,027	Level 2
Asset-backed securities	—	—	—	—	1,425	—	(12)	1,413	Level 2
Total available-for-sale securities	$379,640	$—	$—	$379,640	$378,138	$—	$(188)	$377,950
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three and nine months ended September 30, 2024. The Company incurred gross realized losses of $1.7 million and no gross realized gains from the sale of available-for-sales debt securities during the three and nine months ended September 30, 2023. Realized gains (losses) on the sale of marketable securities are recorded in “Other income (expense), net” in the condensed consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other income (expense), net,” and unrealized losses not related to credit losses are recognized in “Accumulated other comprehensive loss.” There are no allowances for credit losses for the periods presented.
Inventory
Inventory was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Purchased materials	$38,031	$34,484
Work in progress	27,067	21,975
Finished goods	28,952	17,247
Inventory	$94,050	$73,706
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2024	December 31, 2023
Land	$36,765	$36,765
Building	146,944	146,044
Laboratory equipment and machinery	71,852	69,238
Computer equipment and software	15,774	16,379
Furniture and fixtures	10,511	10,979
Leasehold improvements	97,097	96,405
Construction in progress	4,443	7,252
Total property and equipment	383,386	383,062
Less: accumulated depreciation and amortization	(124,627)	(103,491)
Property and equipment, net	$258,759	$279,571
During the nine months ended September 30, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $0.3 million, $0.7 million and $1.1 million was classified in cost of revenue, research and development, and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related costs	$5,762	$2,262
Accrued bonus	15,408	18,254
Accrued commissions	4,099	6,410
Other	4,811	3,179
Accrued compensation and related benefits	$30,080	$30,105
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Accrued purchase consideration	$—	$20,000
Accrued legal and related costs	5,871	3,839
Accrued royalties for licensed technologies	8,581	5,455
Accrued property and equipment	523	3,199
Accrued professional services	4,340	6,577
Product warranties	8,445	8,116
Taxes payable	4,291	5,049
Other	5,719	4,413
Accrued expenses and other current liabilities	$37,770	$56,648
Product Warranties
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2024	2023
Beginning of period	$8,116	$3,023
Amounts charged to cost of revenue	4,033	7,780
Repairs and replacements	(3,704)	(4,368)
End of period	$8,445	$6,435
Revenue and Deferred Revenue
As of September 30, 2024, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $30.1 million, of which approximately $17.8 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $30.1 million and $22.0 million as of September 30, 2024 and December 31, 2023, respectively, consisted of deferred revenue primarily related to extended warranty service agreements.
The following revenue recognized for the periods were included in contract liabilities as of December 31, 2023 and December 31, 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred revenue recognized	$2,713	$1,534	$9,454	$5,497
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Instruments
Chromium	$7,641	$12,231	$24,283	$36,716
Spatial	11,415	22,711	44,078	48,357
Total instruments revenue	19,056	34,942	68,361	85,073
Consumables
Chromium	96,536	100,282	274,571	302,172
Spatial	29,668	14,091	85,330	37,067
Total consumables revenue	126,204	114,373	359,901	339,239
Services	6,394	4,329	17,502	10,436
Total revenue	$151,654	$153,644	$445,764	$434,748

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas
United States	$84,723	$96,094	$250,032	$260,769
Americas (excluding United States)	3,099	2,917	10,511	8,581
Total Americas	87,822	99,011	260,543	269,350
Europe, Middle East and Africa	37,851	32,019	109,934	91,687
Asia-Pacific
China	15,030	12,431	42,692	39,217
Asia-Pacific (excluding China)	10,951	10,183	32,595	34,494
Total Asia-Pacific	25,981	22,614	75,287	73,711
Total revenue	$151,654	$153,644	$445,764	$434,748
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
Future net lease payments related to the Company’s operating lease liabilities as of September 30, 2024 is as follows (in thousands):

Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$3,005
2025	14,924
2026	15,487
2027	15,693
2028	15,853
Thereafter	40,804
Total lease payments	$105,766
Less: imputed interest	(19,890)
Present value of operating lease liabilities	$85,876
Operating lease liabilities, current	$9,415
Operating lease liabilities, noncurrent	76,461
Total operating lease liabilities	$85,876
The following table summarizes additional information related to operating leases as of September 30, 2024:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	7.0 years	7.5 years
Weighted-average discount rate	5.8%	5.9%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future.
NanoString
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claims of infringement of U.S. Patent No. 10,662,467. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded the Company more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including the Company’s motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions was stayed due to the bankruptcy filing. In May 2024, Bruker Corporation (“Bruker”) acquired certain assets and assumed certain liabilities of NanoString, including the litigation between the Company and NanoString, and the NanoString product lines at issue. Bruker, Bruker Spatial Biology, Inc. and Bruker Nano, Inc. were substituted as defendants in the GeoMx Action. Post-trial briefing is complete following supplementation by the parties. Due to the uncertainties in collecting the jury award, the Company has not recorded a receivable from NanoString as of September 30, 2024.

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
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. Bruker, Bruker Spatial Biology, Inc. and Bruker Nano, Inc. were substituted as defendants in the CosMx Action. Trial is scheduled for May 2025. The Company believes Bruker’s claims are meritless and intends to vigorously defend itself.

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
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. On September 5, 2024, IPR was instituted for the 142 patent. On September 19, 2024, the Company filed a motion to stay the NanoString Action pending these IPRs.
On January 30, 2024, NanoString filed a petition for IPR of U.S. Patent No. 11,542,554 (the “554 patent”), which is asserted by the Company against NanoString in the CosMx Action. On August 23, 2024, IPR was instituted for the 554 patent. On October 4, 2024, Bruker filed a montion to stay the CosMx Action pending the 554 IPR.
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
On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP928 patent. On February 10, 2023, the German Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP928 patent directed to in situ analysis. On May 7, 2024, the German Federal Patent Court reversed its preliminary opinion and revoked the German part of the EP928 patent. The Company strongly disagrees with this decision and plans to appeal the decision.
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
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP782 patent. An oral hearing for this opposition is scheduled on March 18, 2025. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP928 patent. An oral hearing for this revocation

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
action was held on September 18, 2024. On October 17, 2024, the UPC revoked EP928 in its entirely. The Company strongly disagrees with this decision and plans to appeal the decision.
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
On June 1, 2023, the Company filed suit in the Hamburg Local Division of the UPC alleging that Vizgen’s MERSCOPE products infringe the EP782 patent. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Vizgen’s MERSCOPE products in all 17 UPC member states. A hearing for this UPC action is scheduled for March 2025.
Parse

On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995 (the “995 patent”), 10,619,207 (the “207 patent”) and 10,738,357 (the “357 patent”). The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Parse’s making, using, selling, offering to sell, exporting and/or importing in the United States Parse’s Evercode Whole Transcriptomics products and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. A Markman hearing was held on February 21, 2024, and the Court issued its claim construction order on May 3, 2024.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. The PTAB denied institution on the 995, 207, and 357 patents, and instituted IPR on the 981, 013, and 197 patents. On September 17, 2024, the PTAB issued a Final Written Decision finding all challenged claims of the 981 patent unpatentable. The Company strongly disagrees with this decision and plans to appeal this decision. Oral argument for the 197 and 013 patents is scheduled on November 6, 2024.

On November 6, 2023, Parse filed a motion to stay the Delaware action pending the IPRs. On December 21, 2023, the court denied Parse’s motion to stay. On February 8, 2024, Parse filed a renewed motion to stay. On February 20, 2024, the court denied Parse’s renewed motion to stay. Trial is scheduled for March 2025.
Curio
On December 1, 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, (the “022 patent”), 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court denied that motion on May 9, 2024. On May 31 and June 20, 2024, Curio answered the Complaint and filed antitrust and unfair competition counterclaims. The Company filed a motion to dismiss Curio’s unfair competition and antitrust counterclaims on July 5, 2024. The Company believes Curio’s counterclaims are meritless and intends to vigorously defend itself. Trial is scheduled for May 2026.
On September 11, 2024, Curio filed a petition for IPR of the 022 patent. An institution decision is pending.
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
5.    Capital Stock
As of September 30, 2024, the number of shares of Class A common stock and Class B common stock issued and outstanding were 106,983,035 and 14,056,833, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class B common stock converted to Class A common stock	—	—	—	4,610,422

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,169	$1,844	$6,127	$5,140
Research and development	15,978	17,856	50,728	55,196
Selling, general and administrative	15,763	20,535	51,354	67,696
Total stock-based compensation expense	$33,910	$40,235	$108,209	$128,032
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	5,334,134	$48.26
Granted	3,484,006	33.04
Vested	(1,510,280)	54.46
Cancelled	(903,755)	42.01
Outstanding as of September 30, 2024	6,404,105	$39.40
Stock Options
Stock option activity for the nine months ended September 30, 2024 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	5,946,786	$42.17
Exercised	(241,357)	8.47
Cancelled and forfeited	(420,999)	50.42
Outstanding as of September 30, 2024	5,284,430	$43.05
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $37.43 and $44.80 per share respectively. Stock-based compensation expense recognized for these awards was approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2024, the performance periods for the 2024 PSUs were not completed and none of the stock price thresholds for the 2023 PSUs had been met resulting in no shares vesting or becoming exercisable.
2019 Employee Stock Purchase Plan
A total of 3,686,671 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the nine months ended September 30, 2024 and 2023, 192,869 and 117,280 shares of Class A common stock, respectively, were issued under the ESPP. There were no shares of Class A common stock issued under the ESPP during the three months ended September 30, 2024 and 2023. As of September 30, 2024, there were 2,898,194 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	5,284,430	6,465,828	5,284,430	6,465,828
Restricted stock units	6,404,105	5,698,984	6,404,105	5,698,984
Shares committed under ESPP	176,160	105,292	176,160	105,292
Total	11,864,695	12,270,104	11,864,695	12,270,104

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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $35.8 million and $133.6 million for the three and nine months ended September 30, 2024 and $93.0 million and $206.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.4 billion and cash and cash equivalents totaling $398.2 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will increase in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•scale our technology platforms and introduce new products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies; and
•invest in processes, tools and infrastructure to support the growth of our business.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Instruments
Chromium	$7,641	$12,231	$(4,590)	(38)%	$24,283	$36,716	$(12,433)	(34)%
Spatial	11,415	22,711	(11,296)	(50)	44,078	48,357	(4,279)	(9)
Total instruments revenue	19,056	34,942	(15,886)	(45)	68,361	85,073	(16,712)	(20)
Consumables
Chromium	96,536	100,282	(3,746)	(4)	274,571	302,172	(27,601)	(9)
Spatial	29,668	14,091	15,577	111	85,330	37,067	48,263	130
Total consumables revenue	126,204	114,373	11,831	10	359,901	339,239	20,662	6
Services	6,394	4,329	2,065	48	17,502	10,436	7,066	68
Total revenue	$151,654	$153,644	$(1,990)	(1)%	$445,764	$434,748	$11,016	3%
Revenue decreased $2.0 million, or 1%, to $151.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Instruments revenue decreased $15.9 million, or 45%, to $19.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower volume of Chromium and Spatial instruments sold. Consumables revenue increased $11.8 million, or 10%, to $126.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily driven by higher Spatial consumables sales.
Revenue increased $11.0 million, or 3%, to $445.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Instruments revenue decreased $16.7 million, or 20%, to $68.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower volume of Chromium and Spatial instruments sold. Consumables revenue increased $20.7 million, or 6%, to $359.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by growth in Spatial consumables sales partially offset by lower Chromium consumables sales.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$45,261	$58,115	$(12,854)	(22)%	$142,237	$141,217	$1,020	1%
Gross profit	$106,393	$95,529	$10,864	11%	$303,527	$293,531	$9,996	3%
Gross margin	70%	62%			68%	68%
Cost of revenue decreased $12.9 million, or 22%, to $45.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily driven by lower manufacturing costs of $13.7 million due to decreased sales, $1.9 million of lower warranty charges, and lower inventory write-downs of $0.5 million, partially offset by higher royalties of $3.2 million. Gross margin increased to 70% primarily due to change in product mix.
Cost of revenue increased $1.0 million, or 1%, to $142.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by higher royalties of $7.8 million and $1.0 million of higher warranty charges, partially offset by lower manufacturing costs of $5.6 million due to decrease in sales and lower inventory write-downs of $2.2 million. Gross margin remained flat at 68%.

We expect our gross margin to continue to fluctuate due to product mix and the impact of royalty obligations which vary by product.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$66,174	$66,507	$(333)	(1)%	$197,730	$205,065	$(7,335)	(4)%
In-process research and development	—	41,402	(41,402)	100	—	41,402	(41,402)	100
Selling, general and administrative	81,704	82,415	(711)	(1)	250,517	257,205	(6,688)	(3)
Total operating expenses	$147,878	$190,324	$(42,446)	(22)%	$448,247	$503,672	$(55,425)	(11)%
Research and development expenses decreased $0.3 million, or 1%, to $66.2 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily driven by a decrease in personnel expenses of $1.9 million, including a $1.9 million reduction in stock-based compensation expense, and a decrease in allocated costs for facilities and information technology of $0.6 million, partially offset by an increase in laboratory materials and supplies of $2.3 million.
Research and development expenses decreased $7.3 million, or 4%, to $197.7 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in personnel expenses of $3.7 million, including a $4.5 million reduction in stock-based compensation expense, a decrease in laboratory materials and supplies of $2.2 million, a decrease in depreciation and amortization of $0.6 million, and a decrease in consulting and professional services of $0.5 million.
Selling, general and administrative expenses decreased $0.7 million, or 1%, to $81.7 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily driven by a decrease in personnel expenses of $4.5 million, including a $4.8 million reduction in stock-based compensation expense, partially offset by an increase in outside legal expenses of $2.7 million, an increase in marketing expenses related to conferences and seminars of $0.7 million, and an increase in allocated costs for facilities and information technology to support operational expansion of $0.6 million in the three months ended September 30, 2023.
Selling, general and administrative expenses decreased $6.7 million, or 3%, to $250.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by lower personnel expenses of $16.9 million, including a $16.3 million reduction in stock-based compensation expense, a decrease in marketing expenses related to conferences and seminars of $1.4 million, and a decrease in allocated costs for facilities and information technology of $0.9 million, partially offset by an increase in outside legal expenses of $12.1 million. Facilities and information technology costs includes a one-time lease impairment charge of $2.8 million in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $1.1 million was classified as selling, general and administrative expenses in the condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a software project.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest income	$4,971	$4,300	$671	16%	$14,422	$12,269	$2,153	18%
Interest expense	(2)	(1)	(1)	100	(4)	(25)	21	(84)
Other income (expense), net	2,078	(1,248)	3,326	(267)	982	(4,268)	5,250	(123)
Total other income, net	$7,047	$3,051	$3,996	131%	$15,400	$7,976	$7,424	93%
Interest income increased by $0.7 million or 16% to $5.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Interest income increased by $2.2 million, or 18%, to $14.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to interest income generated from our cash equivalents and marketable securities during the three and nine months ended September 30, 2024 reflecting an increase in interest rates.
Other expense, net decreased by $3.3 million, or 267% to $2.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Other expense, net decreased by $5.3 million, or 123% to $1.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. These decreases were driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $1.3 million and $4.3 million, respectively, for the three and nine months ended September 30, 2024, and $1.2 million and $4.0 million, respectively, for the three and nine months ended September 30, 2023. Deferred tax assets related to our domestic operations are fully offset by a valuation allowance.
Liquidity and Capital Resources
As of September 30, 2024, we had $398.2 million in cash and cash equivalents. We have generated negative cumulative cash flows from operations since inception through September 30, 2024, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.4 billion.
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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$13,412	$(40,955)
Investing activities	18,961	120,394
Financing activities	6,397	8,056
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	105	(110)
Net increase in cash and cash equivalents	$38,875	$87,385
Operating activities
The net cash provided by operating activities of $13.4 million for the nine months ended September 30, 2024 was primarily due to a net loss of $133.6 million, net cash inflow from changes in operating assets and liabilities of $2.6 million, primarily offset by stock-based compensation expense of $108.2 million, depreciation and amortization of $27.1 million, lease and asset impairment charges of $2.5 million, amortization of leased right-of-use assets of $6.0 million, and other non-cash expenses of $0.6 million. The net cash inflow from operating assets and liabilities was primarily due to an decrease in accounts receivable of $31.3 million due to timing of collections, increase in accounts payable of $10.0 million and an increase in deferred revenue of $8.1 million. The net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued expenses and other current liabilities of $17.1 million primarily driven by payments related to purchase consideration and royalty payments, an increase in inventory of $19.4 million, and a decrease in operating lease liability of $9.8 million.
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
Investing activities
The net cash provided by investing activities of $19.0 million in the nine months ended September 30, 2024 was due to proceeds from sales and maturities of marketable securities of $3.9 million and $25.8 million, respectively, partially offset by purchases of property and equipment and intangible assets of $9.7 million and $1.0 million, respectively.
The net cash provided by investing activities of $120.4 million in the nine months ended September 30, 2023 was due to proceeds from sales and maturities of marketable securities of $96.1 million and $70.3 million, respectively, partially offset by purchases of property and equipment and intangible assets of $45.2 million and $0.9 million, respectively.
Financing activities
The net cash provided by financing activities of $6.4 million in the nine months ended September 30, 2024 was primarily from proceeds related to the issuance of common stock from the exercise of stock options and employee stock purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 15, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On September 12, 2024, Serge Saxonov, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 35,600 shares of the Company’s common stock plus up to 136,000 carryover shares from a prior 10b5-1 plan that will expire on December 31, 2024, subject to certain conditions. The expiration date of the trading arrangement is December 31, 2025.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.1.1+	Form of 2019 Omnibus Incentive Plan Stock Option Award Notice and Agreement.					X
10.1.2+	Form of 2019 Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement.					X
10.2+	2019 Employee Stock Purchase Plan and forms of agreements thereunder.	10-Q	001-39035	10.4	11/12/2019
10.2.1+	Form of 2019 Employee Stock Purchase Plan Subscription Agreement.					X
10.2.2+	Form of 2019 Employee Stock Purchase Plan Notice of Contribution Percentage Change or Withdrawal.	10-K	333-39035	10.6.2	2/16/2023
10.3+	Employment Offer Letter by and between the Registrant and Adam Taich dated August 7, 2024.					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

10x Genomics, Inc.

Date: October 29, 2024	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)