Form 10-K
period 2024-12-31
10x Genomics, Inc.
filed 2025-02-13
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2024 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq on that date was $1.8 billion.
As of January 31, 2025, the registrant had 108,245,008 shares of Class A common stock, $0.00001 par value per share, outstanding and 14,056,833 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts, (https://X.com/10xGenomics, https://www.facebook.com/10xGenomics, https://www.linkedin.com/company/10xgenomics, https://www.youtube.com/@10xGenomics_, https://www.facebook.com/10xGenomics and https://bsky.app/profile/10xgenomics.bsky.social). We use these channels to communicate with our customers and the public about the Company, our products, our services, our financial results, business developments and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Annual Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

PART I
Item 1. Business.
Overview
Our mission is to accelerate the mastery of biology to advance human health. We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have built deep expertise across diverse disciplines including chemistry, biology, hardware and software. Innovations in all of these areas have enabled the deployment of our rapidly expanding suite of products, which allow our customers to interrogate biological systems at previously inaccessible resolution and scale. Our products have enabled researchers to make fundamental discoveries across multiple areas of biology, including oncology, immunology and neuroscience.
Since launching our first product in mid-2015 through December 31, 2024, we have sold 7,039 instruments to researchers around the world, including academic and translational researchers and biopharmaceutical companies. Our revenue was $610.8 million and $618.7 million for the years ended 2024 and 2023, respectively, representing a year-over-year decrease of 1%. We generated net losses of $182.6 million and $255.1 million for the years ended 2024 and 2023, respectively. In the years ended December 31, 2024 and 2023, we sold 1,073 and 1,336 instruments and 357,100 and 347,000 consumable reactions, respectively.
Our portfolios
Resolution and Scale are the imperatives that underlie our products and technology. First, our solutions are designed to enable understanding biology at the right level of biological resolution, such as at the level of the single cell or at high spatial resolution of tissues and organs. Second, we believe that high resolution tools only become truly powerful when they are built into technologies with tremendous scale. Our products enable measuring up to millions of single cells or tissue sample positions. Each of our platforms is designed to interrogate a major class of biological information enabling researchers to understand the complexities of biology at a spatial and cellular level. Collectively, our platforms enable researchers to interrogate, understand and master biology at the appropriate resolution and scale.

Our single cell portfolio
Our single cell portfolio, powered by our Chromium platform, includes microfluidic chips and related consumables and our Chromium X Series and legacy Chromium instruments. Chromium enables high-throughput analysis of individual biological components. Our Chromium instruments serve as precisely engineered reagent delivery systems, partitioning samples into individual components which can exceed one million. Each partition is paired with proprietary gel beads bearing unique barcodes that allow researchers to identify the contents of each partition and distinguish them from contents of other partitions. Once biological material in each partition is barcoded, they can then be pooled and sequenced together. Partitioning and barcoding gives researchers the ability to measure many discrete biological materials and/or perform many different experiments in parallel, providing tremendous resolution and scale. Chromium enables multiomic readouts including gene expression, protein (cell surface and intracellular), chromatin, V(D)J, CRISPR/guide RNAs (gRNAs) and antigens, has broad sample compatibility (formalin-fixed paraffin-embedded (FFPE), fresh, fresh frozen, paraformaldehyde (PFA) fixed tissue, DSP/methanol fixed peripheral blood mononuclear cells (PBMCs) and whole blood) and delivers high performance including high cell recovery rates (CRE), high sensitivity, robustness and reproducibility.

Our spatial portfolio
Our spatial portfolio is powered by our Visium and Xenium platforms and aims to bring together the worlds of histology and genomics.
Our Visium platform. Our Visium platform empowers researchers to identify where biological components are located and how they are arranged with respect to each other, otherwise referred to as “spatial analysis.” Our Visium platform uses high density DNA arrays which have DNA barcode sequences that encode the physical location of biological analytes within a sample, such as a tissue section, allowing the spatial location of the analytes to be “read out” using sequencing to create a visual map of the analytes across the sample. Similar to partitioning, spatial barcoding with large numbers of oligos on an array can unlock tremendous insights, providing high resolution molecular information to visualize the whole transcriptome and protein expression, paired with same section hematoxylin and eosin (H&E) or infrared (IR) imaging data, across biological tissues. The Visium platform includes our Spatial Gene Expression, HD Spatial Gene Expression and Spatial Gene and Protein Expression assays as well as the Visium CytAssist, an instrument designed to simplify and optimize the Visium solution workflow by facilitating the transfer of transcriptomic analytes from standard glass slides to Visium slides.

Assay	HD Spatial Gene Expression	Spatial Gene Expression v2	Spatial Gene + Protein Expression v2	Spatial Gene Expression v1
Overview	**Whole transcriptome** Simultaneous analysis of molecular and same-section imaging data at single cell-scale resolution and continuous coverage from fixed and frozen tissues	**Whole transcriptome** Simultaneous analysis of molecular and same-section imaging data from fixed and frozen tissues	**Whole transcriptome gene and targeted protein expression** Simultaneous analysis of RNA and protein expression with same-section imaging data from FFPE tissues	**Whole transcriptome** Simultaneous analysis of molecular and same-section imaging data from frozen tissues
Resolution	2 μm^2 features	55 µm spots	55 µm spots	55 µm spots
Species Compatibility	Human and mouse	Human and mouse	Human	Agnostic
Tissue Compatibility	FFPE Fresh frozen Fixed frozen	FFPE Fresh frozen Fixed frozen	FFPE	Fresh Frozen
Capture Size Area	6.5mm x 6.5mm	6.5mm x 6.5mm 11mm x 11mm	6.5mm x 6.5mm 11mm x 11mm	6.5mm x 6.5mm
Analyte Capture Method	CytAssist enabled, probe-based chemistry, paired with H&E or IF analysis	CytAssist enabled, probe-based chemistry, paired with H&E or IF analysis	CytAssist enabled, probe-based chemistry and tagged antibodies, paired with H&E or IF analysis	Direct Placement, reverse transcription-based chemistry, paired with H&E or IF analysis

Our Xenium platform. Our Xenium platform for in situ analysis is designed to give scientists the ability not only to locate and type cells in their tissue context, but also to address a variety of specific questions based on previous knowledge of their sample potentially discovered using our Chromium and Visium platforms. Our Xenium Analyzer instrument enables researchers to detect and preserve the cellular location of hundreds of RNA targets directly in a fresh frozen or FFPE tissue section without the need for conventional sequencing, providing researchers with a detailed map of gene expression patterns without sacrificing resolution or target number. Xenium uses circularizable probes specific to target transcripts followed by enzymatic amplification to create a target for fluorescent probe hybridization. On the Xenium Analyzer, microscope images of the tissue detect the location of each fluorescent probe, which is then removed. Successive rounds of fluorescent probe hybridization, imaging and removal creates a unique optical signature that reveals the identity of the RNA at a location within each cell of a tissue. Available Xenium consumables include curated, validated and fit-for-purpose gene panels along with the ability to design custom gene sets.

Assay	Xenium v1	Xenium Prime
Overview	Profile hundreds to thousands of RNA targets in single cells across a tissue section	
Analyzable Area	10.5mm x 22.5mm per slide, two slides per Xenium run	
Organism Compatibility	Human and mouse with pre-designed panels Most diploid species with custom panels on Xenium v1	
Tissue Compatibility	FFPE tissue Fresh tissue Frozen Tissue Fixed tissue PBMCs / cell suspensions Adherent cells Organoids	
Pre-designed Panels	**Tissue and Application-Specific Panels** <u>Human</u>: Brain, Breast, Colon, Lung, Skin, Immuno-oncology <u>Mouse</u>: Brain, Multi-tissue and cancer, Tissue atlassing	**Exploratory Pan Tissue and Pathway Panels** 5K human pan tissue and pathways 5K mouse pan tissue and pathways
Advanced Applications (Custom Panels)	Gene isoforms Gene fusions SNVs* CDR3 clonotypes* Viral sequences Bacterial sequences Fluorescent reporters Transgenes Xenografts Barcodes (e.g. lineage tracing) CRISPR guides Protein tags	
Number of Genes	~50 – 480, with up to 100 custom add-on genes	~5,000, with up to 100 custom add-on genes

* Limited coverage

Our software
Our software is essential to accelerating the mastery of biology. As our portfolios unlock new levels of resolution and scale, they generate entirely new types of data at greater volumes and complexity than ever before. Cell Ranger, introduced alongside our Chromium platform, has become a trusted scRNA-seq processing pipeline in scientific literature. We have extended the same principles of accessibility, scalability and reliability across all our platforms, ensuring that researchers can move from raw data to discovery with ease. Today, we provide a comprehensive and scalable software ecosystem that supports every stage of the research workflow, from experiment planning to data processing to visualization and exploration. By removing barriers to adoption, our tools help researchers generate high-quality data, achieve repeatable success and seamlessly scale their experiments. Loupe Browser (Chromium and Visium) enables intuitive single-cell, spatial and multiomic data visualization, helping researchers explore gene expression, cellular interactions and more—turning complex datasets into interactive insights that accelerate discovery. Xenium Explorer enables intuitive in situ data visualization, allowing researchers to explore subcellular gene expression, spatial organization and tissue-scale patterns with ease. It transforms complex imaging and transcriptomic data into interactive insights, accelerating discovery in spatial biology.

Our market opportunity
We believe much of the $75 billion annual global life sciences research tools market is ultimately accessible to us due to our ability to answer a broad diversity of biological questions. We estimate a total addressable market of more than $21 billion annually, assuming every lab or company in the global life sciences research tools market was to adopt our solutions at spend levels comparable to our existing users. We estimate a serviceable addressable market of more than $13 billion annually, assuming every lab or company in the global life sciences research tools market that is currently using single cell, spatial or adjacent research techniques was to adopt our solutions at spend levels comparable to our existing users. We also expect to pursue additional opportunities that may further expand our opportunity, including new versions and potential applications of our single cell, spatial and in situ technologies in the future. Our estimates are based on our own and third-party analyses of our potential opportunities. See the section titled “Risk Factors — The size of the market for our solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our solutions.”

Peer-reviewed scientific publications using our products
To date, we estimate that more than 10,000 peer-reviewed articles have been published based on data generated using our products. More than 900 of these articles were published in three of the most highly regarded journals: Cell, Nature and Science. Underscoring the reach of our products, these publications cover a wide range of research and applied areas from cell biology to cardiovascular health to infectious disease to neuroscience. According to our estimates, the top three areas of publication are oncology, immunology and developmental biology.

Research and development
The success of our products is founded on how we approach product development. We work closely with our customers, many of whom are thought leaders in genomics and medicine, to identify future frontiers and unmet needs. Once we identify the correct opportunities, which we create through both organic development by our in-house teams and targeted acquisitions of technologies that i to accelerate our ability to bring new products and new versions of existing products to researchers, we have the discipline to focus on execution and have a track record of bringing successful products across multiple portfolios to market. Multidisciplinary, cross-functional collaboration and technological innovation are central to our product development process. Our employees are deeply scientifically oriented, having the relevant scientific expertise embedded not only within research and development, but also within the management team and throughout the company. We have built teams with deep expertise across diverse disciplines including chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. We plan to focus our research and development efforts on improving the performance of our existing technologies, developing new solutions and new versions of existing solutions for our portfolios, improving and developing new capabilities for our instruments, developing combined software and workflows across multiple solutions and investigating and developing new technologies.
Commercial organization and strategy
Since launching our first product in mid-2015, we have expanded our commercial operations and now sell our products in over 50 countries. Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions focused on life sciences research. We sell our products primarily through our own direct sales force in North America and certain regions of Europe. As of December 31, 2024, our commercial organization consisted of 491 full time employees, many with PhD degrees and many with significant industry experience. We sell our products through third-party distributors in certain regions of Asia, Europe, Oceania, Central America, South America, the Middle East and Africa.
For the years ended December 31, 2024 and 2023, no single customer, including distributors, represented greater than 10% of our business. For the years ended December 31, 2024 and 2023, sales to academic institutions represented approximately 67% and 65% of our direct sales revenue, respectively. We expect that sales to biopharmaceutical companies will represent a growing proportion of our revenue in the future.
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

Suppliers and manufacturing
Our Pleasanton, California, Singapore and Taiwan manufacturing operations are ISO 9001:2015 certified, which covers design, development, manufacturing, distribution, service and sales. We obtain some components of our instruments and consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for some, but not all, of our components including critical reagents, enzymes and oligonucleotides. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors—Risks related to our business and industry—We and our customers are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products and the loss of any of these suppliers could harm our business."
Consumables
The majority of our consumable products are manufactured at our facilities. These manufacturing operations include, among other operations, gel bead generation, surfactant synthesis and emulsion oil formulation, reagent formulation and tube filling, certain of our microfluidic chips, kit assembly and packaging as well as analytical and functional quality control testing.
Instruments
We outsource manufacturing for our Chromium, Visium and Xenium instruments to qualified contract manufacturers who have represented to us that they maintain ISO 13485 certification. We perform optical and final assembly, instrument integration and testing of our Xenium instrument in-house.
Human Capital
At 10x, our success begins with our people. We are led by a talented, global and diverse team of scientists, software developers and subject matter experts who help drive adoption of our products and support our vision. We have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering, and have supplemented this diverse technical experience with our operational team with expertise in manufacturing, legal, sales, marketing, customer service, human resources and finance. As of December 31, 2024, we employed a total of 1,306 individuals, 961 of whom were employed in the United States and 345 of whom were employed outside the United States.
As of December 31, 2024, our employees included 410 in research and development, 491 in sales, marketing and support, 213 in general and administrative and 192 in manufacturing, many of whom hold PhDs in their respective disciplines. Additionally, most of our senior management team and the members of our board of directors hold PhDs and/or other advanced degrees. Our Company's scientific expertise is therefore embedded within the management team and throughout the organization, and our employees are highly motivated by our mission. We emphasize employee development and training, and aim to provide employees with competitive compensation.
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
Competition
The life sciences industry is highly competitive. Companies, both established and early stage, have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. We also compete with companies that offer existing tools and technologies for life science research, such as bulk sequencing, flow cytometry, polymerase chain reactions (PCR), immunofluorescence, immunohistochemistry and other imaging and cell-based assays, that are replaced by our products. Additional companies, including both early stage and established, have indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products. We expect new competitors to continue to emerge and the intensity of competition to continue to increase.
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
Intellectual property
Our success depends in part on our ability to obtain, maintain, enforce and defend intellectual property rights owned or licensed to us that are directed to our products and technology. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets, copyright and other methods of protecting proprietary information. Worldwide we own or exclusively in-license over 1,290 issued or allowed patents and 1,300 pending patent applications as of December 31, 2024. We also license additional patents on a non-exclusive and/or territory restricted basis.
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

For the years ended December 31, 2024 and 2023, we made aggregate contingent and royalty payments under the Spatial Transcriptomics acquisition agreement, Stanford license agreement and Harvard license agreement, collectively, of approximately $9.2 million and $15.4 million, respectively. We expect such payments to decrease in 2025.
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
•Our dependency on the availability of government funding to and research and development spending by research institutions;
•Our ability to compete effectively;
•Our pricing strategy;
•Existing, enhanced or new trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers;
•Our ability to increase penetration into our existing customer segments and to maintain and increase the effectiveness of our commercial organization;
•The size of the market for our solutions;
•The complexity of data generated by our products;
•Our ability to effectively manage product transitions and forecast customer demand, including for both existing and newly introduced products;
•Our ability to generate sufficient revenue, to attain cash flows from operating activities in excess of our capital investment requirements and to achieve and maintain profitability;
•Our ability to consistently manufacture our products to necessary specifications in necessary quantities and at acceptable cost and performance level;
•Our ability to develop new products or new versions of existing products and enhance the capabilities of our existing products;
•Our dependency on revenue generated from the sale of our Chromium solutions;
•Doing business internationally, including in China and elsewhere in the Asia-Pacific region, and exposure to interest and foreign currency exchange rates;
•The ability of suppliers to meet our needs and the needs of our customers;
•The complexity of our operations and manufacturing our products, including in sourcing raw materials and preventing errors and defects in our solutions;
•Our limited operating history, losses since inception, fluctuations in revenue and management of growth; and
•The success of our products in achieving and sustaining scientific acceptance and generating revenue.
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
Risks related to our intellectual property, information technology and data security:
•Our ability to obtain, maintain and protect our intellectual property rights; and
•Our dependence on certain intellectual property rights that are licensed to us.
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
The summary risk factors described above should be read together with the text of the full risk factors below in this section titled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future prospects.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•delays in, changes in terms of, or reduction of governmental funding of life sciences research, generally, or of research projects which could utilize our solutions, specifically, or other changes that impact budgets, budget cycles or seasonal or other spending patterns of our customers, including potential freezes of, reductions in or reduced availability of National Institutes of Health (NIH) or other funding for our customers;
•modifications to our commercial processes and organization, including changes we made to our commercial processes and organization to increase effectiveness;
•the timing and magnitude of our price changes, including the effects of potentially lowering prices for certain of our products in 2025;
•the effects of competition, including competition with both new and existing companies offering products that compete or intend to compete with our products and may offer performance, price or other advantages as well as researchers developing their own solutions;
•enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers, including retaliatory measures taken by trade partners;
•the effects of inflation on us or our customers, manufacturers and suppliers, including increases in the cost of labor and materials, including as a result of tariffs imposed by the United States which are currently, or in the future, under consideration, proposed or enacted;
•excess capacity expenses and inventory write-downs;
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
•differences in purchasing patterns across our customer base or across our two portfolios and variances in consumables spending for each of our portfolios;
•higher than anticipated warranty costs;
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
•our inability or the inability of our customers to source our products or necessary equipment, components and materials used in our products or in conjunction with our products, including shortages of consumables or other components and materials used in gene sequencing (which occurred in 2024), because of issues with suppliers, including supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages;
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
Our business is significantly dependent on researchers who rely heavily on government funding, including NIH grants, and any reduction in, modification of the terms of or delay in such funding could adversely affect our sales and financial performance.

A substantial portion of our revenue is derived from sales to academic institutions, research organizations and other entities that rely heavily on government funding, including grants from the National Institutes of Health (NIH) and other government agencies. Government funding is subject to annual appropriations and budgetary constraints, and there is no assurance that such funding will continue at current levels or at all. Changes in government budgets, priorities or policies could result in reduced or delayed funding for our customers' research. If researchers experience reductions or delays in government funding, or modifications of the terms or conditions of funding, they may reduce or delay their purchases of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Any changes in government regulations or policies that affect the terms of research funding could impact our customers’ ability to secure funding and, consequently, their demand for our products and services. For example, on February 7, 2025, the NIH imposed a standard indirect rate of 15% across all NIH grants for indirect costs, defined as “facilities” and “administration,” in lieu of a separately negotiated rate for indirect costs in every grant. Indirect costs represented $9 billion of the $35 billion in grants awarded by the NIH in 2023, which is more than 25% of total grant dollars awarded by the NIH. Research institutions may face increased financial pressure due to this change or any future caps on indirect costs. The imposition of this cap, or other changes to grant terms and conditions, could lead to reduced funding available for purchasing research supplies and equipment, thereby negatively impacting our sales.

In addition, various state, federal and international agencies that provide grants and other funding may be subject to budgetary or other constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of researchers to purchase our products. For example, congressional appropriations to the NIH have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease in the future. For example, in January 2025 the Executive Office of the President’s Office of Management and Budget (OMB) issued a memorandum “temporarily paus[ing] all activities related to obligation or disbursement of all Federal financial assistance...” which may have the effect of preventing customers or potential customers from accessing grants or funding. Further, in January 2025 a number of scientific gatherings and panels across federal science agencies, including several meetings of NIH study sections which review applications for fellowships and grants, were canceled pursuant to agency notices. These meetings can be hard to reschedule and can substantially delay grant approvals. Any cancellations or pauses in the ability of NIH or other funding bodies to make and execute decisions to fund research which uses our products could delay or prevent researchers from purchasing our products, negatively impacting our financial results. A decrease in the amount of, or delay in the approval of, appropriations to or disbursements from the NIH or other funding organizations, such as the Medical Research Council in the United Kingdom, could result in less funding available for life sciences research. Reductions, delays or modified grant terms could also result in a decrease the aggregate amount of grants awarded or funding disbursed for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures could materially and adversely affect our business, operating results and financial condition.

Our business currently depends significantly on research and development spending by research institutions, a reduction in which could limit demand for our products and materially and adversely affect our business and operating results.
A large portion of our revenue comes from sales of Chromium, Visium and Xenium products to research institutions. As a result, the demand for our products will depend upon research priorities and purchasing patterns of these customers, the ability of such customers to adequately staff, access and utilize labs and conduct research, the research and development budgets of these customers and the ability of such customers to receive funding for research, all of which are impacted by factors beyond our control, such as:
•decreases or delays in funding of research and development;

•changes in, restrictions upon, availability of, delays or interruptions to funding or other incentives for our customers including administrative or other delays in funding or incentive award processes, changes in the amount of funds or other incentives allocated to different areas of research, changes that have the effect of increasing the length of the funding or incentive award process;
•competitor product offerings or pricing;
•changes in our customers' research priorities;
•macroeconomic conditions including regional, national or global economic downturns, inflation, interest rate or currency fluctuations, trade policies and tariffs, regulatory changes, political instability, labor market conditions, supply chain disruptions and technological changes;
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
•citation of new products, new versions of existing products or services in published research;
•changes in the regulatory environment;
•differences in budgetary cycles;
•delays in spending while customers or potential customers assess and validate newly introduced products or versions of our products prior to purchasing;
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
We face significant competition. We currently compete with both established and early-stage companies that have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. We also compete with companies that offer existing tools and technologies for life science research, such as bulk sequencing, flow cytometry, PCR, immunofluorescence, immunohistochemistry and other imaging and cell-based assays, that are replaced by our products. There are additional companies, including both early stage and established, that have indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Established companies with multiple product lines may give away or sell products at a significant discount that compete with ours in order to drive adoption and usage of other products they sell. If we are forced to reduce the prices on our products in response, it could negatively impact our revenue and financial results.

In addition, other competitors are in the process of developing novel technologies which may lead to products that rival or replace our products. We expect new competitors to continue to emerge and the intensity of competition with both new and existing competitors to continue to increase.

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
Price reductions, discounting or future price changes may negatively impact our financial results if we are unable to achieve offsetting benefits.

We have recently taken a number of steps to lower the cost of single cell experiments through the introduction of new products and new versions of existing products that deliver lower price per cell and per sample and we may in the future choose to implement strategic price reductions or discounting of our products and services. While we believe these actions will drive increased customer adoption, they will also result in lower revenue per unit sold. While we plan to offset these reductions through increased sales volume, operational cost savings and improved operating leverage, our ability to do so will be dependent upon whether our customers increase their usage of our products, and there can be no assurance that these offsetting measures will be successful or will occur in the same time period as the price reductions. We may experience corresponding increases in demand or customers may push out purchases to future periods in anticipation of future product introductions or price reductions or discounting, which would negatively impact our financial results.

If we are unable to fully offset the impact of lower cost of experiments or lower pricing or discounting through these initiatives, our revenue, gross margins, operating income and overall financial results could be adversely affected. The negative impact could be particularly pronounced if:

•the anticipated increase in sales volume fails to materialize or is lower than expected;
•our cost reduction and efficiency initiatives do not generate the projected savings;
•competitive pressures require us to implement price reductions more extensively or rapidly than planned;
•we experience delays in implementing operational improvements and cost control measures; or
•macroeconomic conditions or other factors negatively impact customer demand or purchasing patterns.

The success of our pricing strategy depends on numerous factors, many of which are outside our control. If we are unable to successfully execute our pricing strategy while maintaining our profitability, our business, financial condition, results of operations and prospects may be materially and adversely affected.
Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, including in the Asia-Pacific region. For the years ended December 31, 2024 and 2023, sales outside of North America constituted a substantial component of our total sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and its trade partners, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and the United States has stated it is considering tariffs or other restrictions on goods from a number of other countries.
This may subject our business to retaliatory measures taken by trade partners, including China or other countries which would have an adverse impact on our financial results. Such measures could include restrictions on our ability to sell or import our products into other countries or increase the prices of our products. For example, in February 2025, the United States increased tariffs on goods imported into the United States from China by 10%, and China responded by imposing a 15% tariff on coal and liquified natural gas products and a 10% tariff on crude oil, agricultural machinery and certain automobiles. These tariffs could increase our costs, negatively impacting our financial results. It is possible further tariffs may be imposed that could cover imports of the export or sale of our products. Our business may be adversely impacted by retaliatory trade measures taken by trade partners, which could materially harm our business, financial condition and results of operations. The nature of the dispute between the United States and its trade partners is evolving and additional products such as ours could become subject to tariffs, which could adversely affect the marketability of our products and our results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy, including increases in inflation and interest rates, and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment between the United States and its trade partners and uncertainty how each will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly or indirectly adversely impact our financial results and results of operations.
In February 2025, China’s Ministry of Commerce (MOFCOM) added Illumina, Inc., the largest sequencer manufacturer, to MOFCOM’s Unreliable Entity List, potentially in response to tariffs imposed by the United States. In connection with this designation, MOFCOM may impose restrictions or prohibitions on Illumina’s China-related import or export activities, investments in China, relevant personnel or transportation entering China, work permits, stay or residence status, fines or other penalties. Our Chromium and Visium products are often utilized with Illumina sequencers by researchers conducting single cell or spatial experiments. As a result of Illumina’s designation by MOFCOM as an “unreliable entity,” it may now be difficult or impossible for certain users or potential users of our products in China to access or utilize Illumina’s products, including in connection with planned or potential Chromium or Visium experiments, and our business in China may suffer as a result. If China were to expand the Unreliable Entity List to include other life sciences companies, including 10x, our business in China, which represented approximately ten percent of our total revenue in 2024, could be materially impacted or eliminated.
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
Trade actions, including the imposition of new, or changes in existing, tariffs, trade restrictions, trade barriers, export controls, antitrust investigations or retaliatory measures taken by trade partners in response to U.S. trade practices could adversely impact our business, financial condition and results of operations.
Our future success is dependent upon our ability to increase penetration in our existing customer segments.
Our customer base includes academic, government, biopharmaceutical, biotechnology and other institutions. Our success will depend upon our ability to increase our penetration among these customers, to expand to new customers and to expand our opportunities by developing and marketing new products as well as new versions of and new applications for existing products. We regularly introduce new versions of existing products, and our future success will partially depend on our ability to commercialize these products and gain customer acceptance of these products. We may not be able to further penetrate our existing customers or expand to new customers. Any failure to increase penetration with existing customers and expand to new customers could adversely impact our operating results.
Our past or future efforts to maintain and increase the effectiveness of our commercial organization may not succeed.
We have in the past needed to, and may in the future need to, identify, adopt and adhere to new or modified commercial processes to maintain and increase the effectiveness of our commercial organization. In 2024, we modified our commercial processes and organization to increase effectiveness. While we believe such changes will serve the long term best interests of the Company, we believe that in the short term these changes negatively impacted our financial results in 2024 and may continue to negatively impact our results in the future. There is no guarantee that the modifications we have made to our commercial processes and organization will result in increased effectiveness. If the modifications to our commercial processes and organization do not result in increased effectiveness, our business, results of operations and growth prospects may be harmed.
Additionally, we may face difficulties identifying, recruiting, training and retaining qualified personnel to staff and manage our commercial organization. Certain of our products, certain customers or certain segments, including biopharmaceutical or translational segments, may require personnel with different skills or experience than those we currently employ in our commercial organization. For example, our restructuring left a number of territories without sales coverage, and we are hiring to fill those positions. We are also in the process of building a team of specialized commercial staff focused on sales of our Xenium products. If we are unable to quickly fill vacant roles and ramp new personnel, our financial results may be negatively impacted.
The size of the market for our solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our solutions.
The demand for genomics products continues to evolve, making it difficult to predict with any accuracy the total potential demand for our solutions. Our estimates of the annual total addressable market and annual serviceable addressable market for our current and future solutions are based on a number of internal and third-party estimates and assumptions. In particular, our market estimates are based on assumptions regarding the size of the global life sciences research tools market, the number of labs and companies participating in such market and currently using single cell, spatial or adjacent research techniques and the anticipated spend levels of such potential customers were they to adopt our solutions. Underlying our market estimates are a number of estimates and assumptions, including the assumption that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our solutions.
In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new areas in which we have limited or no experience. We also expect to pursue additional opportunities that will further expand our opportunity, including new products and new potential applications of our single cell, spatial and in situ technologies in the future. Sales of new or existing solutions into new opportunities may take several years to develop and mature and we cannot be certain that these opportunities will develop as we expect. For example, new life sciences technology is often not adopted until a sufficient amount of research conducted using such technology has been published in peer-reviewed publications. Because there can be a considerable delay between the launch of a new life sciences product, new version or a new application of an existing life science product and publication of research using such product, new life sciences products, versions or applications do not generally contribute a meaningful amount of revenue in the year they are introduced. In certain situations, new life sciences products, versions or applications, even if sufficiently covered in peer-reviewed publications, may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the commercial opportunities available for new products, versions and applications are even more difficult to predict.
While we believe our assumptions and the data underlying our market estimates for our solutions are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable market and annual serviceable addressable market for our solutions may be incorrect.
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
Our products generate large-scale complex data which requires advanced analytics to interpret.

Our products generate highly complex data that can present significant challenges in terms of understanding and interpretation, particularly for customers who may lack bioinformatics expertise or dedicated computational resources. The advanced nature of the data generated by our products requires a certain level of expertise to analyze and interpret effectively. Some of our customers may lack the necessary technical skills or resources to fully understand and utilize the data. As a result, they may experience difficulties in deriving actionable insights, which could delay additional usage of our products or diminish their perceived value.

To address the complexity of data, we may need to provide extensive training and support to our customers. Despite these investments, there is no guarantee that customers will achieve the necessary level of proficiency or efficiency in analyzing data. Providing ongoing customer education and technical assistance may increase operational costs, and place additional demands on our customer support teams. If customers struggle to extract meaningful insights from their data, this could reduce the perceived value of our solutions and slow adoption of our solutions. If customers encounter difficulties with data analysis, it could negatively impact their satisfaction with our products, lead to delays in reordering our products or services desire or lead them to decide not to purchase additional products or services, any of which would negatively impact our financial results.
Our failure to effectively manage product transitions or accurately forecast customer demand could result in excess or obsolete inventory and resulting charges.
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products or new versions of existing products designed for improved ease-of-use, improved performance or additional features and functionality. At times, we preannounce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when and if such products and services become available. The risks associated with the introduction of new products or new versions include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product or new versions and avoiding excess supply of the legacy product, including legacy versions of our instruments which are supplanted by new versions. For example, we recorded charges of $11.3 million and $7.8 million in 2024 and 2023 related to excess and obsolete inventory. In addition, in the past supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables. At times the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products led us, and may again lead us, to carry higher inventory. Further, differences in purchasing patterns across our customer base could negatively impact our ability to accurately forecast demand.
We may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand to take advantage of favorable pricing, address concerns about the availability of future supplies or build safety stock to help ensure customer shipments are not delayed should we experience higher than anticipated demand for materials with long lead times. During periods of decreased demand, which in the past have occurred and which may occur again, these non-cancelable commitments could result in additional inventory-related charges.
These factors may result in excess or obsolete inventory charges adversely impacting our financial results and condition.
We may be unable to consistently manufacture our instruments and consumables to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. Certain of our consumables are manufactured at our Pleasanton, California, Singapore, Taiwan and other facilities using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Our Chromium, Visium CytAssist and Xenium instruments are manufactured by our third-party manufacturers at their facilities. In order to successfully generate revenue from our products, we need to manufacture products that meet our specifications before we allow them to be shipped and to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. In order to ensure we are able to meet these expectations, our Pleasanton, California, Singapore and Taiwan manufacturing facilities, as well as the facilities of our third-party manufacturers, have obtained International Organization for Standardization (“ISO”) quality management certifications and employ other quality control measures. On occasion, our customers have experienced quality control and manufacturing defects and may again in the future.
Additionally, as we continue to evolve and introduce new products and new versions of existing products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality and in the necessary timeframes. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that they consistently achieve the product specifications, quality and volumes that meet our requirements or our customers' expectations.
Certain of the raw and other materials we use and certain of our consumables have a shelf life, after which their performance is not ensured. In the past the expiration of raw and other materials have increased, and may in the future increase, our operational costs and cause delays in manufacturing adequate volumes of our products within the timeframes required. Shipments of defective instruments or consumables to customers resulting in recalls and warranty replacements have increased, and may in the future increase, our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any design issues, unforeseen manufacturing problems, such as contamination of our third-party manufacturer's facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to manufacture products without defects that meet our specifications or maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In addition, as we increase manufacturing capacity, we have needed, and in the future may need, also to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We have needed and may in the future need additional equipment, manufacturing and warehouse space and trained personnel to process higher volumes of products. We cannot assure you that such increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available or that they will realize their intended benefits. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Pleasanton, California, Singapore, Taiwan and other locations is complicated by the use of our proprietary equipment that is not readily available from third-party manufacturers.

The risk of manufacturing defects or quality control issues is generally higher for new products and new versions of existing products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. Our current product roadmap calls for the introduction of new products and new versions of existing products, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience, which could increase the risk of manufacturing defects or quality control issues. The expansion of our manufacturing capabilities has increased and in the future could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We and our third-party manufacturers may not be able to launch new products or new versions of existing products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects or other issues.
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
Such issues, issues with our manufacturing processes or the manufacturing processes of our third-party manufacturers, shipping issues, inaccurate demand forecasts or other production issues could result in our inability to produce our products in sufficient volumes and at sufficient quality to meet demand, supply our products to our customers and for our research and development needs, backorders, insufficient inventory, excess inventory, shipping delays, product deficiencies or other operational failures. For example, in the past the COVID-19 pandemic disrupted air, sea and other travel in the United States and globally. Similar disruptions in the future could reduce or eliminate our ability to receive components or supply our customers. Many other factors could cause production or shipping delays or interruptions, including difficulties in transporting materials, equipment, raw material or other shortages, raw material failures, spoilage, equipment malfunctions, facility contamination, labor problems, natural disasters, tariffs, trade disputes and other trade restrictions, infectious disease, conflict, war, civil unrest, epidemics or pandemics, disruption in utility services, terrorist activities or circumstances beyond our control. Additionally, we and our third-party manufacturers may encounter problems in hiring and retaining the experienced specialized personnel needed to develop and operate our manufacturing processes or the manufacturing processes of our third-party manufacturers, which could result in backorders, shortages, delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
These issues, or any other problems with the production or timely manufacture and shipment of our instruments, consumables and related components, could materially harm our business, financial condition and results of operations.
Undetected errors or defects in our solutions could harm our reputation and decrease market acceptance of our solutions.
Our instruments and consumables, as well as the software that accompanies them, have in the past and may again in the future contain undetected errors or defects due to design, manufacturing, delivery or other issues. Disruptions or other performance problems with our products or software may adversely impact our customers’ research or business, harm our reputation and result in reduced revenue or increased costs associated with product repairs or replacements. If that occurs, we may also incur significant costs, the attention of our key personnel could be diverted or other significant customer relations problems may arise. We have and may again in the future also be subject to warranty claims related to errors or defects in our solutions, and in the future we may be subject to breach of contract for damages related to such errors or defects.

We may not be able to develop new products or new versions of existing products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business and operating results.
Our success depends on our ability to develop new products. new versions and applications for our technology while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. Such success is dependent upon several factors, including feasibility, competition among our products for Company resources and in customer purchasing decisions, functionality, competitive pricing and integration with existing and emerging technologies. The development timelines of certain potential new products or new versions may be delayed or precluded due to prioritization of other new products or versions. New technologies, techniques or products offered by others could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products or in some cases our own new products or new versions of existing products could erode sales or supplant the demand for other products we sell. In addition, while we have invested, and expect to continue to invest, significantly in research and development and the commercialization of both new products and new versions of existing products, investment decisions we make or have made with respect to the allocation of our substantial but finite resources, including regarding product development or to support our commercial organization, may not be successful or realize their anticipated benefits.
Existing and potential customers for our current and future products, including customers interested in genomics, single cell analysis, spatial analysis or in situ solutions, are accustomed to rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Due to the significant lead time involved in bringing a new product or version to market, we are required to make a number of assumptions and estimates regarding the technical or commercial feasibility of a new product or version, including assumptions and estimates regarding our or our partners’ ability to design and manufacture potential solutions, the biological analytes that researchers will want to measure, the appropriate method of measuring such analytes, how researchers intend to use the resulting data and the scope and type of data that will be most useful to researchers. As a result, it is possible that we may fail to introduce certain products which we intended (and in some cases may have publicly announced our intention) to bring to market or we may introduce a new product or a new version of an existing product that fails to meet the performance or price expectations of our customers, uses technologies or methods of analysis that have been displaced by the time of launch, competes with one or more of our other products in a way which harms our business, addresses an opportunity that no longer exists or is smaller than anticipated, targets biological analytes or produces data that provides less utility to researchers than anticipated or otherwise is not competitive at the time of launch. Additionally, even if we are successful in introducing new products or new versions of existing products which are embraced by our customers and the research community, such introductions may result in decreased demand for our existing products which are not offset by increases in demand for our new products or versions, at least temporarily. Our revenues may suffer while customers transition their research to utilize our new products or new versions of existing products, as such transitions can be lengthy and require significant time to reach purchasing levels equivalent to those of our existing products.
Because our Chromium and Visium solutions are used with third-party sequencers to conduct an experiment, we also expect competition from third-party sequencer manufacturers as researchers and labs look to reduce the total cost of any given experiment. For example, if a third-party sequencer manufacturer were successful in providing functionality akin to our products, they potentially could be able to deliver a solution that is capable of running comparable experiments with a total experiment cost that would be less than the cost of running such experiments using our products together with third-party sequencers. The integration of competing products with sequencing products could also create a “stickiness” effect advantaging such a third-party sequencer manufacturer, where a potential 10x customer could choose a competing product due to perceived or actual ease of use, simplified workflow or lower overall cost.
Conversely, if genome sequencing falls out of favor as a preferred approach for genomic research, whether through the development of alternative solutions or real or perceived problems with sequencing itself or if our Chromium and Visium products are not compatible with third-party sequencers used by our customers or potential customers, the utility of our products which are used in conjunction with third-party sequencers could be significantly impacted. It is critical to our success that we anticipate changes such as these in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
The typical development cycle of new life sciences products or new versions of existing products can be lengthy and complicated and may require new scientific discoveries or advancements and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products.
We are significantly dependent upon revenue generated from the sale of our Chromium solutions, and in particular our Universal Gene Expression solutions.
We currently generate the majority of our revenue from the sale of our instruments and consumables for our Chromium platform. There can be no assurance that we will be able to sustain or increase the success we have historically achieved with our Chromium solutions. For example, revenue from single cell solutions decreased year-over-year in 2024. In addition, we may not be able to design future Chromium products that will meet the needs of our customers or become and remain commercially successful. Our expectations are based on the continued success of our existing solutions and the future success of new products and new versions of existing products that we launch. Revenue from our single cell solutions decreased year-over-year in 2024 which adversely impacted our financial results, and if revenue from our single cell solutions continues to decrease, remains flat or does not increase in line with our expectations, our revenue and financial results could be materially and adversely impacted.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the years ended December 31, 2024 and 2023, approximately 43% and 40%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Asia, Oceania and Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in certain regions of Asia, Europe, Oceania, Central America, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
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
•changes in diplomatic and trade relationships, including new or enhanced tariffs or duties, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
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
•changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products;
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
•the potential need for localized software, documentation and post-sales support;
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

Weakening economic conditions in China, our dependence on local distributors and other third parties to commercialize our products in China, and local competition and trade tensions between the United States and China (including recent U.S. tariffs imposed or threatened to be imposed on China and any potential retaliatory actions taken by China), among other factors, have in the past resulted, and may again result, in difficulty generating revenue for sales of our products in China. In February 2025, the United States increased tariffs on goods imported into the United States from China by 10%, and China responded by imposing a 15% tariff on coal and liquified natural gas products and a 10% tariff on crude oil, agricultural machinery and certain automobiles. If maintained, the newly announced tariffs and the potential escalation of trade disputes could directly impact our Chinese operations and sales and indirectly impact our business by restricting or otherwise adversely affecting the operations of our distributors, suppliers and other third parties. For example, in February 2025, China’s Ministry of Commerce (MOFCOM) added Illumina, Inc., the largest sequencer manufacturer, to MOFCOM’s Unreliable Entity List, potentially in response to tariffs imposed by the United States. In connection with this designation, MOFCOM may impose restrictions or prohibitions on Illumina’s China-related import or export activities, investments in China, relevant personnel or transportation entering China, work permits, stay or residence status, fines or other penalties. Our Chromium and Visium products are often utilized with Illumina sequencers by researchers conducting single cell or spatial experiments. As a result of Illumina’s designation by MOFCOM as an “unreliable entity,” it may now be difficult or impossible for certain users or potential users of our products in China to access or utilize Illumina’s products, including in connection with planned or potential Chromium or Visium experiments, and our business in China may suffer as a result. If China were to expand the Unreliable Entity List to include other life sciences companies, including 10x, our business in China, which represented approximately ten percent our total revenue in 2024, could be materially impacted or eliminated.
Additionally, we believe that in the past certain of our distributors in China held excess inventory of certain of our products, in part due to fluctuations in customer purchasing patterns in China due to COVID-19, which we believe resulted in lower than anticipated sales of our products to our distributors in China in 2023 as such distributors sold off such excess inventory. Excess inventory held by our distributors, in China or elsewhere, may negatively impact our revenues in the future.
Our ability to sell our products in China may be negatively impacted by evolving laws and regulations in the U.S. and China. Certain risks and uncertainties of doing business in China are within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. The Chinese government requires compliance with significant technical and other regulatory requirements and may adopt new regulations that may impact entities operating in China, including us, our distributors, suppliers and other third parties, potentially with little advance notice, which may directly or indirectly impact our sales and operations in China. These actions may increase the cost of doing business in China or limit how we may do business in China, which could materially and adversely affect our business.
In addition, we have suppliers, employees and manufacturing operations in Taiwan. As a result, our business could be materially and negatively impacted by adverse changes in China-Taiwan relations. Accordingly, further deterioration in military, political and economic relations between China and Taiwan, as well as the ongoing geopolitical and economic uncertainty between the U.S. and China and other geopolitical risks with respect to China and Taiwan, may cause disruptions in our ability to source products or materials from or to China and Taiwan, which may, directly or indirectly, harm our business.
We and our customers are dependent on single source and sole source suppliers for some of the equipment, components and materials used in our products and in conjunction with our products and the loss of any of these suppliers could harm our business.
We do not have long-term contracts with our suppliers for many of the services, equipment, materials and components we use for the manufacture and delivery of our products. We also rely on single suppliers for certain equipment, materials and components. In many cases we do not have long term contracts with these suppliers, and even in the cases where we do, some such contracts include significant qualifications that would make it extremely difficult for us to force the supplier to provide us with their services, equipment, materials or components should they choose not to do so. We are therefore subject to the risk that these third-party suppliers will not be able or willing to continue to provide us with equipment, materials and components that meet our needs, specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required equipment, materials and components include shortages, alternative priorities, logistics, tariffs or other trade restrictions impacting our suppliers, shipping or other distribution difficulties, disruption at or affecting our suppliers’ facilities, such as difficulties hiring and retaining adequate staffing, work stoppages or natural disasters, infectious disease, epidemics or pandemics, adverse weather or other conditions that affect their supply, the financial condition of our suppliers, disagreements, disputes or deterioration in our relationships with these suppliers or the decision by such suppliers to introduce products that compete directly with our solutions. If we are not able to obtain equipment, materials and components that meet our needs, specifications, quality standards and delivery schedule on satisfactory terms, our business will be harmed. Any increase in equipment, material and component costs or decrease in availability could reduce our sales, harm our gross margins or prevent us from timely delivering our products to our customers.

For example, we depend on a limited number of suppliers for enzymes and amplification mixes used in our consumables. In some cases, these manufacturers are the sole source of certain necessary enzymes and reagents. We do not have long-term contracts with many of these sole source suppliers. Lead times for some of these components can be several months or more and in the past have been, and in the future could be, extended due to supply chain disruptions, labor shortages or other factors. In the event that demand increases, a manufacturing ‘lot’ does not meet our specifications, we fail to forecast and place purchase orders sufficiently in advance or other issues surface in our supply chain, a material shortage may occur. Some of the components and formulations are proprietary to our vendors, thereby making second sourcing and development of a replacement difficult. Furthermore, such vendors may have intellectual property rights that could prevent us from sourcing such reagents from other vendors. Some vendors could choose to use their enzymes, amplification mixes or other components to create products that directly compete with our consumables and end our current supplier-customer relationship. If enzymes and reagents become unavailable from our current suppliers and we are unable to find acceptable substitutes for these suppliers, we may be required to produce them internally or change our product designs.
While we make the majority of our equipment in-house, we have not qualified secondary sources for all equipment, materials or components that we source through a single supplier and qualification of a secondary supplier may not prevent future supply issues. Labor shortages, logistics, shipping or other distribution operations difficulties or disruption in the supply of equipment, materials or components could impair our ability to sell our products and meet customer demand, and also could delay the launch of new products or new versions of existing products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us equipment, materials or components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for equipment or materials.
While we have taken steps to mitigate potential supply chain and transportation infrastructure system issues, the impact of supply chain disruptions, logistics, shipping and other distribution disruptions, labor shortages or other factors may exacerbate the risks described in this risk factor and could cause certain of our suppliers to reduce their ability to meet our or our customers' needs, be unable to operate temporarily or even go out of business permanently. The realization of any of these risks could prevent us from producing, selling or delivering our products, reduce our sales and harm our gross margins or permanently cause a change in one or more of our products that may not be accepted by our customers or cause us to eliminate that product altogether. In addition, our suppliers or customers may face difficulties in procuring or delivering, or in some cases may be unable to procure or deliver, the equipment, materials or components from their own suppliers necessary to supply us with products, equipment, components or materials or conduct experiments using our solutions. For example:
•tariffs, trade disputes and other trade restrictions could have a material impact on the ability of suppliers to meet our or our customers’ needs;
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

We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, geopolitical issues (including tariffs, trade disputes and other trade restrictions), conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Even if in some cases we are able to pass some or all such cost increases to customers by increasing the selling prices of our products, higher product prices may also result in a reduction in sales volumes.
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
Our limited operating history and fluctuations in revenue make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We launched our first product in mid-2015 and have historically experienced revenue growth, though our revenue decreased year-over-year in 2024. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has, and we expect it to continue, to evolve over time to remain competitive. Our limited operating history, evolving business and fluctuations in revenue make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.
If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
If our existing and new products or new versions of existing products fail to achieve and sustain sufficient scientific acceptance, we will not generate expected revenue and our prospects may be harmed.
The life sciences scientific community is comprised in part of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. We believe mentions in peer-reviewed journal publications is a good barometer for the general acceptance of our products as best practices. The number of times our products were mentioned in peer-reviewed publications has increased significantly since launching our first product in 2015. During this time, our revenue has also increased significantly. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is important to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. Our products may not continue to be mentioned in peer-reviewed articles with frequency. Any new products or new versions of existing products that we introduce in the future may not be mentioned in peer-reviewed articles. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use or usability of our products in publications, our existing and potential customers may be driven away from our products, which could harm our operating results.
If we do not sustain or successfully manage our growth and anticipated growth, our business and prospects will be harmed.
We have historically experienced rapid organizational growth and we expect that future growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions in each of 2018 and 2020, one in 2021 and another in 2023, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products or new versions of existing products in the future. We intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,306 employees as of December 31, 2024. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating, developing and motivating our employee base, including as a result of certain of our employees working remotely. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our business. To effectively manage our business, we must continue to improve our systems and processes and continue to effectively expand, train and manage our personnel. As our organization continues to evolve, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products or versions. If we do not successfully manage our anticipated organizational growth, our business, results of operations and growth prospects will be harmed.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain cash flows from operating activities in excess of our capital investment requirements or profitability.
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $182.6 million and $255.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.5 billion. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from equity offerings, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or that we attain cash flows from operating activities in excess of our capital investment requirements on a sustained basis or attain profitability, in the future. Further, our limited operating history and fluctuations in revenue over the last several years make it difficult to effectively plan for and model future revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressures could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which may be exacerbated by tariffs imposed by the United States which are currently, or in the future, under consideration, proposed or enacted. We may not fully offset these cost increases by raising prices for our instruments and consumables, which could result in downward pressure on our margins. Further, while we anticipate lowering prices on certain of our products in 2025, our customers may choose to reduce their business with us if in the future we increase our pricing. Additionally, changes in our product mix may negatively affect our gross margins. We may never be able to generate sufficient revenue to achieve or sustain cash flows from operating activities in excess of our capital investment requirements or profitability and our historical growth should not be considered indicative of our future performance. Our failure to achieve, return to or maintain growth, cash flows from operating activities in excess of our capital investment requirements or profitability could negatively impact the value of our Class A common stock.
Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For the years ended December 31, 2024 and 2023, approximately 27% and 23%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. We do not currently maintain a program to hedge foreign currency exposures and even if in the future we implement a program to hedge such exposures, we may not be successful in mitigating the effects of fluctuations in foreign currency exchange rates.

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
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Dr. Saxonov, our Chief Executive Officer and one of our co-founders, and Dr. Hindson, our Chief Scientific Officer, President and one of our co-founders, are critical to our vision, strategic direction, culture and products. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires, including executive hires, often require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate our personnel into our business could adversely affect our business. Additionally, some of our employees work remotely and because of the challenges of working remotely, including collaborating with and managing employees, it may take significant time before our teams can achieve full productivity, if at all, and it may take significantly longer for new hires to achieve full productivity, if at all.
We do not maintain key person life insurance for any of our employees. Additionally, we have not entered into fixed term contracts with almost any of our employees, including Drs. Saxonov and Hindson, and as a result, almost any of our employees could leave our company with little or no prior notice which could harm our business.
Many of our scientific personnel in the United States are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. We expect to continue to rely on foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. Additionally, our current or future employees may be negatively affected by delays, disruptions or changes in United States immigration policies. The current United States administration has made restricting immigration and reforming the work visa process a priority and these efforts may adversely affect our ability to find qualified personnel.
Our continued success depends, in part, on attracting, retaining and motivating highly trained sales personnel, including individuals with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and elsewhere and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. In August 2022 we conducted a reduction in force in order to decrease costs and maintain a streamlined organization to support the business and in December 2023, we committed to a restructuring plan related to the closure of one of our research and development facilities. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives with fewer employees and losses of intellectual capital. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with both companies that may have greater financial resources than we do and early stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our operating results and prospects of success.
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
If our research and development programs were disrupted by a disaster or catastrophe or for other reasons, the launch of new products or new versions of existing products and the timing of improvements to existing products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party manufacturers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses, may not cover every potential type of loss event (including earthquakes as we do not carry earthquake insurance coverage) and may not continue to be available to us on acceptable terms, or at all.
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
Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, how to determine which of our other products may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products and new versions of existing products, we expect utilization of our customer service teams to increase. In particular, the introduction of new products or new versions that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such products correctly and efficiently. While we have developed significant resources for remote training, including an extensive library of online videos, we may need to rely more on these resources for future customer training or we may experience increased expenses to enhance our online and remote solutions. If our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.
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
In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business evolves and as we introduce new products and new versions of existing products. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business evolves and we introduce new products or new versions of existing products, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
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
•unanticipated costs of or legal exposure related to complying with existing and future laws and regulations, including land use, antitrust, environmental or hazardous waste-related laws and regulations;
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
Foreign acquisitions, such as our acquisitions of Spatial Transcriptomics Holdings AB, CartaNA AB, Tetramer Shop ApS and Centrillion Technologies Taiwan Co. Ltd., involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Even if we identify a strategic transaction that we wish to pursue, we may be prohibited from consummating such transaction due to the terms of future indebtedness we may incur or due to circumstances outside our control including regulatory approval considerations.
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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, historically driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. Our international customers also have different purchasing patterns due to procurement or budgeting cycles, holidays or other factors which may result in a disproportionate amount of their purchasing activity occurring in specific periods. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Other fluctuations, including spikes in customer demand for our products in demand for our products, may make it harder for us to distribute our products in a timely manner.
Our reliance on distributors for sales of our products in certain geographies outside of the United States could limit or prevent us from selling our products and impact our revenue.
We sell our products through third-party distributors in certain regions of Asia, Europe, Oceania, Central America, South America, the Middle East and Africa. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Additionally, excess inventory held by our distributors may reduce or delay purchases by such distributors. For example, we believe that in the past certain of our distributors in China held excess inventory of certain of our products, in part due to fluctuations in customer purchasing patterns in China due to COVID-19, which we believe resulted in lower than anticipated sales of our products to our distributors in China in 2023 as such distributors sold off such excess inventory.
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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include a slow-down, recession or inflationary pressures in the general economy, reduced market growth rates, tighter credit markets for us, our suppliers, vendors or customers, a significant shift in government policies (including funding for scientific research or changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on imports or exports), significant social unrest, or the deterioration of economic relations between countries (such as the U.S. and China) or regions. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party suppliers or manufacturers to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected.
Inflationary pressures, and changes in foreign currency exchange rates, interest rates and market value of our investments, including marketable securities, could have a significant effect on results.

We, our suppliers and our customers are exposed to inflationary pressure and a variety of market risks, including the effects of increases in energy and raw material prices, foreign currency exchange rates and interest rates. Such risks are inherently unpredictable and difficult to mitigate and may be exacerbated by tariffs imposed by the United States which are currently, or in the future, under consideration, proposed or enacted. As a result, significant increases in energy and raw material prices, foreign currency exchange rates or interest rates as well as increased material, freight, logistics, and similar costs could have an adverse effect on our financial condition or results of operations. For example, interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Higher government deficits and debt, tighter monetary policy and potentially higher interest rates may drive a higher cost of capital for our business.
AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, competition for investor research and potential hard-to-predict changes to our business, which could adversely affect our business, results of operations and financial condition.
We use artificial intelligence (“AI”), machine learning and automated decision-making technologies (collectively, “AI Technologies”) in our business and are making targeted investments in this area.

Increased investment may be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

Further, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that could affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Additionally, in recent years both public and private investment in AI Technologies has increased substantially, and because investment markets and investor attention are finite, focus of the investment community on opportunities related to AI Technologies may divert investor attention and resources away from us and our industry. Further, in the future AI Technologies may meaningfully change fundamental aspects of our business including, for example, our cost structure, how we sell our products or how customers or potential customers conduct their experiments. The ways in which AI Technologies could affect us are uncertain and difficult to predict at present and in the future may significantly impact our business, results of operations and financial condition.
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
The illegal distribution and sale by third parties of stolen, counterfeit or unfit versions of our products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell stolen, counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and quality standards. As we expand our business internationally, we expect to encounter counterfeit versions of our products, including our consumables. A researcher who receives and uses counterfeit consumables could obtain erroneous results, experience failed experiments or potentially damage his or her instrument. Our reputation and business could suffer harm as a result of counterfeit products sold under our brand name. Inventory that is stolen from warehouses, plants or while in-transit, and that is subsequently improperly stored and sold through unauthorized channels, could adversely impact our customers’ experiments, our reputation and our business.
The investment of marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
From time to time, we have and may invest portions of excess cash and cash equivalents in marketable securities. We have and may invest in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market funds, and other cash equivalents. We currently, and expect to continue, to follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks which set forth credit quality standards and limit our exposure to any one issuer as well as our maximum exposure to various asset classes. However, these investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which could include a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decrease. Interest rate fluctuations can negatively impact the returns on our fixed-income investments.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022 recently became law and imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. With the change in the U.S. Executive and Legislative branches in 2025, the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. If any such changes are implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.
In addition, the Organization for Economic Co-Operation and Development has released guidance and blueprints covering various topics, including a global minimum effective tax rate of 15% on certain corporate groups known as “Pillar Two," and rules governing transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions. For example, on December 12, 2022, the European Union member states agreed to implement the “Pillar Two” global corporate minimum tax rate as of January 1, 2024. In addition, various other countries where we do business have implemented or plan to implement the “Pillar Two” global corporate minimum tax rate and are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of this and similar legislation could significantly increase our tax obligations in many countries where we do business.
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
While we do not make gene sequencing or gene editing products, our products are used to better understand genomic information that could further gene editing endeavors. For example, certain of our solutions allow users to examine cells that have been genetically perturbed using clustered regularly interspaced short palindromic repeats (“CRISPR”) gene editing technology. Advances in genome editing or gene therapy, such as CRISPR Cas9 technology have been subject to negative publicity and increased regulatory scrutiny, in part due to the underlying ethical, legal, privacy and social concerns regarding the use or potential misuse of such technology. Governmental authorities could, for safety, social or other purposes, call for limits on or regulation of technologies and products used in the genome editing or gene therapy fields. Such concerns or governmental restrictions could limit the use of our products. Because the science and technology of genome editing or gene therapy is incredibly complex, any regulations or restrictions placed on such technology or aimed at curtailing its usage could, intentionally or inadvertently, limit or restrict the usage of our products. Any such restrictions or any reduction in usage of our products as a result of concerns regarding the usage of genome editing technology could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in patent law or the organizational changes to the USPTO could diminish the value of our patents in general, thereby impairing our ability to protect our current and future products, services or technologies, and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our current or future patents.
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
For example, various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain and has been subject to evolving regulatory guidance which indicates that claims directed to a law of nature, a natural phenomenon or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the life sciences and any such changes could have a negative impact on our business.
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
Additionally, organizational changes to the USPTO could increase the uncertainties, timing and costs related to the prosecution of our patent applications. For example, in response to the deferred resignation program offered by the United States Office of Personnel Management to all employees of the United States federal civil service on January 28, 2025, a number of USPTO employees have resigned or indicated their intent to resign, including USPTO Commissioner for Patents Vaishali Udupa. Reductions in the staff available to process, review and make decisions regarding patent applications as well as complete other patent-related activities could delay or prevent us from successfully prosecuting our current or future patent applications.
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
In the United States, the California Consumer Privacy Act of 2018 (the ”CCPA”), as amended by the California Privacy Rights Act (collectively,(the "CCPA"), requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with services providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
Furthermore, the Federal Trade Commission (“FTC”) has authority to initiate enforcement actions against entities that mislead customers about compliance with the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
We have experienced cyberattacks and other security incidents and expect to continue to experience such events. The cost of investigating, mitigating, responding to and remediating potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others could be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from cybersecurity-related disruptions, failures, attacks or breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.
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
In the event of any technical problems that may arise in connection with our on-premise, co-located or third-party data centers, we could experience interruptions in our ability to provide products and services to our customers or in our internal functions, including research and development, which rely on such services. Interruptions or failures may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, worms, ransomware, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions or failures in our operations or services may reduce our revenue, result in the loss of customers, adversely affect our ability to attract new customers or harm our reputation. Significant interruptions to our research and development programs could cause us to delay the introduction of new products or new versions of existing products, which could adversely impact our business, our results of operations and the competitiveness of our products.
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
In the past we have initiated, and we are currently involved in, litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. See Note 7, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved. In addition to the litigation in Note 7, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
In the past we have provided, and in the future we may provide, guidance and other expectations regarding our expected financial and business performance. Our guidance is based on a number of assumptions and does not reflect all possible impacts to our business including, for example, all potential impacts of recently announced changes to government funding of research and the other risks discussed in this section titled Risk Factors. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance or the other expectations we set may not ultimately be accurate and has in the past been inaccurate in certain respects. For example, we failed to meet our publicly announced expectations regarding full year revenue in both 2022 and 2024. Further, in August 2022, we announced our goal to attain cash flows from operating activities in excess of our capital investment requirements by the end of 2023. While we achieved this goal for the quarter ended December 31, 2023, we did not attain cash flows from operating activities in excess of our capital investment requirements for the full year ended December 31, 2024 and we may not be able to maintain cash flows from operating activities in excess of our capital investment requirements in the future on a sustained basis or at all due to a variety of factors, including if we do not generate sufficient revenue or achieve our gross margin targets, if we acquire businesses or technologies (or complete expenditures related to previous acquisitions) or if our spending is higher than anticipated. If our guidance varies from actual results or if we fail to meet other expectations regarding our business, the market value of our Class A common stock could decline significantly.
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
•natural disasters, infectious diseases, conflict, war, civil unrest, epidemics or pandemics or resurgences or major catastrophic events; and
•the other factors described in this “Risk Factors” section.
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
The trading market of our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. The analysts who publish information about our common stock may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline. If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. For example, the market price of our common stock declined after our financial results for the quarters ended June 30, 2022 and September 30, 2024 fell short of the expectations of securities analysts and investors.
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
Our cybersecurity risk management program is integrated into our overall risk management program which includes insurance coverage for cybersecurity incidents and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.
For more information, see the section titled “Risk Factor—Risks related to our intellectual property, information technology and data security—If we or our critical third-party providers experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.”
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
Our management team, including our Chief Legal Officer, President, Chief Financial Officer and Vice President of Data Analytics and Information Security is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Our management team’s cumulative experience includes decades of experience managing cybersecurity risks including serving in similar roles leading and overseeing cybersecurity programs at other companies. Our Vice President of Data Analytics and Information Security has served in various roles in information technology and information security for more than 10 years. He holds an undergraduate degree in engineering science from Harvard University and postgraduate degrees in computer science from Massachusetts Institute of Technology. Our Chief Legal Officer has over 25 years of experience managing risks, including risks arising from cybersecurity threats, at several large publicly-traded technology companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.
Item 2. Properties.
Our global corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Pleasanton, California, where we own approximately 148,000 square feet of space and lease approximately 300,000 square feet of space under leases expiring between June 2025 and June 2033, as well as a manufacturing and distribution center in Singapore and a manufacturing center in Taiwan. Including the Pleasanton leases, we lease approximately 410,000 square feet globally. We believe that our current and planned facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Holders of Common Stock
As of January 31, 2025, there were 32 holders of record of our Class A common stock and 19 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index, the Nasdaq Biotechnology Composite Index and the Russell 300 Medical Equipment and Services Sector Index. The Nasdaq Composite Index and Nasdaq Biotechnology Composite Index have been included in the Stock Performance Graph of our Annual Reports in prior years, but we added the Russell 300 Medical Equipment and Services Sector Index to the Stock Performance Graph for the first time in this Annual Report because upon the completion of the applicable performance period, potential achievement of certain equity awards granted to certain of the Company’s executives in 2024 shall be determined in part based on the Company’s performance compared to members of such index. An investment of $100 is assumed to have been made in our Class A common stock and each index at market close on September 12, 2019 (the first day of trading of our Class A Common Stock on the Nasdaq Global Select Market) and its relative performance is tracked through December 31, 2024. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock to date. The offering price of our Class A common stock in our initial public offering (“IPO”), which had a closing stock price of $52.75 on September 12, 2019, was $39.00 per share. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among 10x Genomics, Inc., the Nasdaq Composite Index, the Nasdaq Biotechnology Composite Index and the Russell 3000 Medical Equipment and Services Sector Index

	Cumulative Total Return
	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
10x Genomics, Inc.	$100	$185.70	$195.36	$47.79	$73.39	$18.83
Nasdaq Composite Index	100	143.64	174.36	116.65	167.30	215.22
Nasdaq Biotechnology Composite Index	100	126.42	126.45	113.65	118.87	118.20
Russell 3000 Medical Equipment and Services Sector Index	$100	$124.71	$150.60	$117.11	$122.95	$130.71
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at resolution and scale that matches the complexity of biology. Our commercial product portfolio leverages our Chromium instruments and our Visium CytAssist and our Xenium Analyzer, which we refer to as “Spatial instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Customers purchase instruments and consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $182.6 million and $255.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.5 billion and cash and cash equivalents and marketable securities totaling $393.4 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term. We expect our expenses will modestly increase in connection with our ongoing activities, including in connection with our efforts to attract, hire and retain qualified personnel.
Key business metrics
We regularly review a number of operating and financial metrics, including cumulative instruments sold and total consumables reactions, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, we anticipate these may change or may be substituted for additional or different metrics as our business grows and as we introduce new products or new versions of existing products.

Cumulative instruments sold

	As of December 31,
	2024	2023	2022
Chromium	5,808	5,180	4,411
Visium CytAssist	810	531	211
Xenium	421	255	8
Cumulative instruments sold	7,039	5,966	4,630
Our products are sold to academic and translational researchers and biopharmaceutical companies. Our Chromium and Visium CytAssist instruments are user installable and do not require in-person training. Our Xenium instrument requires installation and we offer in-person training for its use. We believe cumulative instruments sold is one of the indicators of our ability to drive customer adoption of our products. We define cumulative instruments sold as the cumulative number of Chromium instruments, Visium CytAssists and Xenium Analyzers sold since inception.
Our quarterly instrument unit volumes can fluctuate due to a number of factors, including the procurement and budgeting cycles of many of our customers, especially government and academic institutions where unused funds may be forfeited or future budgets reduced if purchases are not made by their fiscal year end, and the purchasing patterns of international customers which vary due to procurement or budgeting cycles, holidays or other factors which may result in a disproportionate amount of their purchasing activity occurring in specific periods. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which may result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. We also believe the timing of unit sales has been impacted and will continue to be impacted by the timing of product introductions and transitions which can either accelerate or delay demand of existing and new products or new versions of existing products depending on the needs of individual researchers to conclude existing studies or to use capabilities of new products or versions. Also, the timing and magnitude of our price changes can influence quarterly instrument unit volumes. For example, we believe that historical announcements of price increases have caused customers to pull forward purchases of instruments. Conversely, we anticipate that announced price decreases could postpone instrument purchases to future quarters. We therefore believe that an annual representation of cumulative instruments sold is most appropriate for assessing trends in our business.
Total consumables reactions sold

	Year ended December 31,
	2024	2023	2022
Chromium	310,900	312,500	290,900
Visium	35,400	29,300	28,300
Xenium	10,800	5,200	100
Total consumable reactions	357,100	347,000	319,300
A consumable reaction is the reagent setup needed to perform an experiment using one of our solutions. Reactions represent the unit volumes that we sell when a researcher purchases our consumables. As such, consumable reactions sold is an appropriate metric for assessing trends in our business. The figures in the table above (rounded to the nearest hundred) represent the total consumable reactions, by product platform and in total, for the years ended December 31, 2024, 2023 and 2022.
Key factors affecting our performance
We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to grow and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under the heading “Risk Factors.”

Instrument sales
Management focuses on instrument sales as an indicator of current business success and a leading indicator of likely future sales of consumables. We expect the number of cumulative instruments sold to continue to grow as we increase penetration in our existing markets and expand into, or offer new features and solutions that appeal to, new markets.
We plan to grow our instrument sales in the coming years through multiple strategies including expanding our sales efforts globally, adjusting prices for our instruments and continuing to enhance the underlying technology and applications for life sciences research. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing the fleet of 10x instruments and enabling their ability to use additional applications that address their needs, and we believe that these efforts help to drive sales of our instruments and consumables.
Recurring consumable revenue
We regularly assess trends relating to recurring consumable revenue based on our product offerings, our customer base and our understanding of how our customers use our products. We sell additional instruments and launch additional consumables solutions, some of which do not require the use of a 10x instrument, and adjust prices of our consumables to drive increased consumables usage by our existing customers and to gain new customers. Consumables revenue on an absolute basis is expected to increase over time and remain the bulk of our revenue.
Pricing changes
We believe that price changes can affect purchasing decisions by our customers and potential customers. We believe that lowering prices for our products can unlock elasticity of demand and increase purchases of both instruments and consumables. We expect to lower prices for certain of our products in 2025 and expect sales of our instruments and consumables to increase over time as a result of introducing lower prices for our instruments and consumables.
Revenue mix and gross margin
Our revenue is derived from sales of our instruments, consumables and services. There have been fluctuations in the mix between instruments and consumables and amongst our consumables. Each of our consumables solutions is designed to allow researchers to study a different aspect of biology, such as RNA, protein or epigenetics, at a resolution and scale that may be impractical or impossible using previously existing tools. As each of our solutions has been introduced, they have been initially purchased by a small number of early adopters. As these early adopters successfully perform experiments and publish scientific articles using our solutions, the utility of these solutions is more broadly understood and the solutions are then subsequently adopted by the larger research community. The revenue contribution from these and other consumable products has varied and is expected to vary on a quarterly basis due to several factors, including the publication of scientific papers demonstrating the value of the consumables, the availability of grants to fund research, budgetary timing, our introduction of new product features or configurations and new consumables offerings and our own manufacturing capacity or the capacity of our partners. For each of the years ended December 31, 2024, 2023 and 2022, our Chromium Universal Gene Expression consumables were our highest selling consumables products.
Our margins are generally higher for those instruments and consumables that we sell directly to customers as compared to those that we sell through distributors. We expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term.
We expect our gross margin to trend lower due in part to change in product mix with newly introduced products and product versions, lower prices of our products and the impacts of inflation including, among other impacts, employee compensation and benefits and increased supply chain costs.
Continued investment in growth
Historically, our revenue growth has been driven by the development of new solutions and quick adoption of our solutions by our customer base. We intend to continue to make focused investments to support the growth of our business and therefore expect expenses to increase. Excluding acquisitions, we do not expect our operating expenditures to meaningfully increase in 2025. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
Acquisitions of key technologies

We have made, and intend to continue to make, investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products and new versions of existing products in the future. Such investments could take the form of an acquisition of a business, asset acquisition or the exclusive or non-exclusive in-license of intellectual property rights. Any such acquisitions we make may affect our future financial results. While we have not previously entered into material joint-development, partnership or joint-venture agreements, we may in the future decide to do so and any such arrangements may limit our rights and the commercial opportunities of any jointly developed technology.
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
Our revenue from consumables includes sales of our Chromium, Visium and Xenium consumable products. Our consumables are designed to work exclusively with our instruments. Our Chromium, Xenium and Visium consumables require the use of a 10x Genomics instrument, with the exception of our Spatial Gene Expression v1 solution. Our instruments and consumables are generally sold without the right of return. Revenue is recognized as instruments and consumables are shipped. Revenue is recognized net of any sales incentive, distributor rebates and commissions and any taxes collected from customers. Instrument service agreements are typically entered into for a one-year term, with the coverage period beginning after the expiration of the standard one-year warranty period. Revenue from the sale of instrument service agreements are recognized ratably over the coverage period.

Cost of revenue, gross profit and gross margin
Cost of revenue. Cost of revenue primarily consists of manufacturing costs incurred in the production process including personnel and related costs, costs of component materials, manufacturing overhead, packaging and delivery costs and allocated costs including facilities and information technology. In addition, cost of revenue includes royalty costs for licensed technologies included in our products, warranty costs, provisions for slow-moving and obsolete inventory and personnel and related costs and component costs incurred in connection with our obligations under our instrument service agreements. When applicable, we record royalty accruals relating to sales of our products as cost of revenue.
Gross profit/gross margin. Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit and gross margins in future periods are expected to fluctuate from quarter to quarter and will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments and services; product mix changes between established products and new products and new versions of existing products; impacts of inflation and increased supply chain costs; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product warranty obligations. We currently anticipate that we will experience an increase in absolute dollars of both revenue and cost of revenue as we grow our business.
Research and development. Research and development expense primarily consists of personnel and related costs, independent contractor costs, laboratory supplies, equipment maintenance prototype and materials expenses, amortization of developed technology and intangibles and allocated costs including facilities and information technology.
We plan to continue to modestly invest in our research and development efforts to enhance existing products and develop new products and new versions of existing products. As a result of these and other initiatives, we expect research and development expense will modestly increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
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
Selling, general and administrative. Selling, general and administrative expense primarily consists of costs related to the selling and marketing of our products, including sales incentives and advertising expenses and costs associated with our finance, accounting, legal, human resources and administrative personnel. Related costs associated with these functions, such as attorney and accounting fees, recruiting services, administrative services, insurance, public relations and communication activities, marketing programs and trade show appearances, travel, customer service costs, safety equipment purchases and cleaning and allocated costs including facilities and information technology, are also included in selling, general and administrative expenses.
We expect to incur additional selling, general and administrative expenses due to continued investment in our sales, marketing and customer service efforts to support the anticipated growth of our business. We expect infrastructure costs including allocated facilities and information technology costs to remain flat in absolute dollars. As a result of these and other initiatives, we expect selling, general and administrative expenses to vary from period to period as a percentage of revenue and increase in absolute dollars in future periods. We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses and selling, general and administrative expenses to decrease in absolute dollars.
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
As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of $638.7 million and federal tax credit carryforwards of $88.5 million. Our federal NOLs generated after December 31, 2017, which total $632.9 million, are carried forward indefinitely, while all of our other federal NOL and tax credit carryforwards expire beginning in 2033. As of December 31, 2024, we had state NOL carryforwards of $424.5 million, which primarily expire beginning in 2033. In addition, we had state tax credit carryforwards of $68.3 million, which carry forward indefinitely. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOL and tax credit carryforwards. We currently maintain a full valuation allowance against these tax assets.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$610,785	$618,727	$516,409
Cost of revenue	196,303	209,414	120,386
Gross profit	414,482	409,313	396,023
Operating expenses:
Research and development	264,698	270,332	265,667
In-process research and development	—	60,980	—
Selling, general and administrative	344,343	343,330	298,300
Total operating expenses	609,041	674,642	563,967
Loss from operations	(194,559)	(265,329)	(167,944)
Other income (expense):
Interest income	18,448	16,906	6,647
Interest expense	(4)	(33)	(476)
Other expense, net	(1,585)	(307)	(198)
Total other income	16,859	16,566	5,973
Loss before provision for income taxes	(177,700)	(248,763)	(161,971)
Provision for income taxes	4,927	6,336	4,029
Net loss	$(182,627)	$(255,099)	$(166,000)

Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
Instruments
Chromium	$35,212	$47,866	$(12,654)	(26)%
Spatial	57,503	75,605	(18,102)	(24)%
Total instruments revenue	92,715	123,471	(30,756)	(25)%
Consumables
Chromium	372,308	420,316	(48,008)	(11)%
Spatial	121,124	59,237	61,887	104%
Total consumables revenue	493,432	479,553	13,879	3%
Services	24,638	15,703	8,935	57%
Total revenue	$610,785	$618,727	$(7,942)	(1)%
Revenue decreased $7.9 million, or 1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Instruments revenue decreased $30.8 million, or 25%, to $92.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lower volume of Chromium and Spatial instruments sold. Consumables revenue increased $13.9 million, or 3%, to $493.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by growth in Spatial consumables sales, partially offset by lower Chromium consumables sales due primarily to price decreases and changes in product mix. Service revenue increased $8.9 million, or 57%, for the year ended December 31, 2024 as compared to year ended December 31, 2023, primarily driven by increased service plans for both Chromium and Spatial instruments.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of revenue	$196,303	$209,414	$(13,111)	(6)%
Gross profit	$414,482	$409,313	$5,169	1%
Gross margin	68%	66%
Cost of revenue decreased $13.1 million, or 6%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by lower manufacturing costs of $22.6 million due to decreased sales and change in product mix, partially offset by higher royalties of $9.8 million.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Research and development	$264,698	$270,332	$(5,634)	(2)%
In-process research and development	—	60,980	(60,980)	N/A
Selling, general and administrative	344,343	343,330	1,013	—%
Total operating expenses	$609,041	$674,642	$(65,601)	(10)%
Research and development expense decreased $5.6 million, or 2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease in allocated costs for facilities and information technology of $2.7 million, a decrease in personnel expenses of $2.5 million, including a $6.5 million reduction in stock-based compensation expense, a decrease in depreciation and amortization of $1.4 million, partially offset by an increase in other expenses of $0.8 million.
In-process research and development expense recorded during the year ended December 31, 2023 related to the January 2023 agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. which was accounted for as an asset acquisition. In connection with the acquisition, we recognized an in-process research and development intangible asset of $61.0 million which did not have alternative future use and therefore was recognized as an expense during the period. See Note 4 to the consolidated financial statements for further details. There were no similar purchases in year ended December 31, 2024.
Selling, general and administrative expenses increased $1.0 million, or 0.3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by an increase in outside legal expenses of $21.2 million, an increase in allocated costs for facilities and information technology to support operational expansion of $1.7 million, partially offset by a decrease in personnel expenses of $18.6 million, including a $21 million reduction in stock-based compensation expense, and a decrease in other expenses of $4.4 million.
Excluding acquisitions, we do not expect our operating expenditures to meaningfully increase in 2025.

Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest income	$18,448	$16,906	$1,542	9%
Interest expense	(4)	(33)	29	(88)%
Other expense, net	(1,585)	(307)	(1,278)	416%
Total other income	$16,859	$16,566	$293	2%

Interest income increased by $1.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to interest income generated from our investments in marketable securities and an increase in interest rates during the year ended December 31, 2024.
Other expense, net increased by $1.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 and was driven by realized and unrealized losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $4.9 million and $6.3 million, respectively, for the years ended December 31, 2024 and 2023. The provision for income taxes decreased by $1.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to lower foreign income.
Liquidity and Capital Resources
As of December 31, 2024, we had approximately $393.4 million in cash and cash equivalents, and marketable securities which were primarily held in U.S. banks. We have generated negative cumulative cash flows from operations since inception through the year ended December 31, 2024, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
We currently anticipate making aggregate capital expenditures of between approximately $12 million and $17 million during the next 12 months, which we expect to include, among other expenditures, equipment to be used for manufacturing and research and development.
Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, investments in or acquisitions of complementary or enhancing technologies or businesses, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, legal costs associated with defending and enforcing intellectual property rights and the introduction of new products and new versions of existing products.
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
In January 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction on July 14, 2023, we paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, we are obligated to provide additional cash consideration if certain technology development milestones are met. As of December 31, 2024, we have paid $41.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met. Furthermore, we expect to pay cash consideration tied to future sales milestones if such milestones are met.
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
Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided (used in) by:
Operating activities	$6,664	$(15,197)
Investing activities	(32,631)	133,492
Financing activities	10,914	13,669
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(164)	(33)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,217)	$131,931

Operating activities
The net cash provided by operating activities of $6.7 million for the year ended December 31, 2024 was due primarily to a net loss of $182.6 million, partially offset by stock-based compensation expense of $140.7 million, depreciation and amortization of $35.9 million, net cash inflow from changes in operating assets and liabilities of $1.3 million, lease and asset impairment charges of $3.1 million, amortization of leased right-of-use assets of $7.8 million, and other non-cash expenses of $0.5 million. The net cash inflow from operating assets and liabilities was primarily due to a decrease in accounts receivable of $27.0 million primarily due to reduced revenue, an increase in deferred revenue of $11.2 million, an increase in accrued compensation and other related benefits of $3.7 million, and an increase in other noncurrent liabilities of $0.8 million. The net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued expenses and other current liabilities of $12.7 million, a decrease of $12.5 million due to payment of operating lease liabilities, an increase in inventory of $9.8 million, a decrease in accounts payable of $3.4 million due to timing of vendor payments, an increase in prepaid expenses and other current assets of $1.9 million, and an increase in other noncurrent assets of $1.1 million.
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
Investing activities
The net cash used in investing activities of $32.6 million in the year ended December 31, 2024 was due to the purchase of marketable securities of $48.9 million, purchases of property and equipment and intangible assets of $12.4 million and $1.0 million, respectively, partially offset by the proceeds from sales and maturities of marketable securities of $3.9 million and $25.8 million, respectively.
The net cash provided by investing activities of $133.5 million in the year ended December 31, 2023 was due to the proceeds from sales and maturities of marketable securities of $100.2 million and $82.8 million, respectively, partially offset by purchases of property and equipment and intangible assets of $48.6 million and $0.9 million, respectively.
Financing activities
The net cash provided by financing activities of $10.9 million in the year ended December 31, 2024 was primarily from proceeds of $10.9 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases.
The net cash provided by financing activities of $13.7 million in the year ended December 31, 2023 was primarily from proceeds of $19.5 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases partially offset by payments on financing arrangements of $5.8 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. We believe that our accounting policies related to revenue recognition are important in understanding our consolidated financial position and results of operations. The other accounting policies and estimates below also involve a significant degree of judgment and complexity. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

We regularly enter into contracts that include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. The recognition of revenue can be complex due to the volume of sales transactions including multiple performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. We determine standalone selling price using average selling prices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, we rely upon prices set by management, adjusted for applicable discounts.
Inventory
Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, unsalable or otherwise carried above the net realizable value and frequently review such determinations. We write down specifically identified unusable, obsolete, slow-moving or known unsalable inventory and inventory otherwise carried above the net realizable value in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. We make assumptions about future demand, market conditions and the release of new products and new versions of existing products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required. For example, we recorded charges of $11.3 million and $7.8 million in the years ended December 31, 2024 and 2023, respectively, related to excess and obsolete inventory.
Stock-based compensation
Our stock-based compensation relates to stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans, and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for stock-based awards are based on their grant date fair value. We determine the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq Stock Market LLC, at the date of the grant. We estimate the fair value of stock option awards under an equity incentive plan and stock purchase right under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards, excluding PSAs, are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
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
During the year ended December 31, 2024, we granted PSUs to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

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

The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events or in the event of death or disability. The PSUs relating to CAGR components were not deemed probable of vesting as of December 31, 2024, no expenses were recognized for 2024.
During the years ended December 31, 2023 and 2022, we issued market-based PSAs comprising performance restricted stock units (and in one case a performance stock option). The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above certain predetermined share price goals for each tranche. We estimated the value of the PSA awards granted using a Monte Carlo simulation model, using assumptions including volatility, risk-free interest rate, cost of equity and dividends. We will recognize the compensation expense over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met. None of the stock price thresholds for the PSAs had been met, resulting in no shares vesting or becoming exercisable as of December 31, 2024.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk
We have exposure to interest rate risk that relates primarily to our cash equivalents and marketable securities. All of our cash equivalents and marketable securities are designated as available-for-sale and carried at fair market value. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates. For example, in 2024 we maintained our portfolio of fixed income investments with short-term maturities to reduce risk and impact from rate changes. A hypothetical 100 basis-point (one percentage point) increase in interest rates compared to rates at December 31, 2024 and December 31, 2023 would have adversely affected the fair value of our investment portfolio by approximately $0.2 million and $0.1 million, respectively.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue is denominated in U.S. dollars, although we sell our products and services in local currency outside of the United States, principally the euro, Great British pound and Japanese yen. For the years ended December 31, 2024 and 2023, approximately 27% and 23%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. We are exposed to gains or losses due to changes in foreign currency exchange rates. For example, if the value of U.S. dollar increases relative to foreign currencies, we will incur losses on the remeasurement on customer receivables which are denominated in foreign currencies. In addition, for our price lists denominated in foreign currencies, if the value of the U.S. dollar increases relative to the foreign currencies, the value of the revenue transactions when translated or remeasured to our U.S. dollar reporting currency will be lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We have performed a sensitivity analysis as of December 31, 2024 and 2023, using a modeling technique that measures the change in the amount of non-U.S. dollar monetary assets arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash and cash equivalents and accounts receivable that we would report in U.S. Dollars as of December 31, 2024 and December 31, 2023 by approximately $4.2 million and $3.8 million, respectively.

Item 8. Financial Statements and Supplementary Data.
10x Genomics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 10x Genomics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter
For the year ended December 31, 2024, the Company recognized revenues of $610.8 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.

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

Our audit procedures included, among others, evaluating the allocation of consideration using stand-alone selling price for a sample of individual sales transactions. For the sample, we inspected the customer contract, identified the distinct performance obligation(s) in the contract, and recalculated the allocation of the transaction prices. For the sample, we further tested the timing of revenue recognition based on evidence of transfer of control of the goods to the customer or the recognition of revenue over time for extended warranty service performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 12, 2025

10x Genomics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$344,067	$359,284
Marketable securities	49,335	29,411
Accounts receivable, net	87,862	114,832
Inventory	83,107	73,706
Prepaid expenses and other current assets	20,016	18,789
Total current assets	584,387	596,022
Property and equipment, net	252,648	279,571
Operating lease right-of-use assets	57,290	65,361
Goodwill	4,511	4,511
Intangible assets, net	15,671	16,616
Other noncurrent assets	4,129	3,062
Total assets	$918,636	$965,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,909	$15,738
Accrued compensation and related benefits	33,615	30,105
Accrued expenses and other current liabilities	41,165	56,648
Deferred revenue	20,658	13,150
Operating lease liabilities	9,286	11,521
Total current liabilities	117,633	127,162
Operating lease liabilities, noncurrent	73,327	83,849
Deferred revenue, noncurrent	12,513	8,814
Other noncurrent liabilities	5,029	4,275
Total liabilities	208,502	224,100
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized (Class A 1,000,000,000, Class B 100,000,000); 122,291,837 (Class A 108,235,004, Class B 14,056,833) and 119,095,362 (Class A 105,038,529, Class B 14,056,833) shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	2,177,672	2,025,890
Accumulated deficit	(1,467,047)	(1,284,420)
Accumulated other comprehensive loss	(493)	(429)
Total stockholders’ equity	710,134	741,043
Total liabilities and stockholders’ equity	$918,636	$965,143
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$610,785	$618,727	$516,409
Cost of revenue	196,303	209,414	120,386
Gross profit	414,482	409,313	396,023
Operating expenses:
Research and development	264,698	270,332	265,667
In-process research and development	—	60,980	—
Selling, general and administrative	344,343	343,330	298,300
Total operating expenses	609,041	674,642	563,967
Loss from operations	(194,559)	(265,329)	(167,944)
Other income (expense):
Interest income	18,448	16,906	6,647
Interest expense	(4)	(33)	(476)
Other expense, net	(1,585)	(307)	(198)
Total other income	16,859	16,566	5,973
Loss before provision for income taxes	(177,700)	(248,763)	(161,971)
Provision for income taxes	4,927	6,336	4,029
Net loss	$(182,627)	$(255,099)	$(166,000)

Net loss per share, basic and diluted	$(1.52)	$(2.18)	$(1.46)
Weighted-average shares used to compute net loss per share, basic and diluted	120,451,550	117,165,036	113,858,684
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	December 31,
	2024	2023	2022
Net loss	$(182,627)	$(255,099)	$(166,000)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	206	2,210	(4,116)
Realized loss on available-for-sale marketable securities reclassified into net loss	3	1,718	—
Foreign currency translation adjustment	(273)	(22)	(241)
Other comprehensive income (loss), net of tax	(64)	3,906	(4,357)
Comprehensive loss	$(182,691)	$(251,193)	$(170,357)
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	112,514,977	$2	$1,680,865	$(863,321)	$22	$817,568
Issuance of Class A common stock related to equity awards	2,680,032	—	21,226	—	—	21,226
Vesting of shares subject to repurchase, including early exercised options	—	—	96	—	—	96
Stock-based compensation	—	—	137,210	—	—	137,210
Net loss	—	—	—	(166,000)	—	(166,000)
Other comprehensive loss	—	—	—	—	(4,357)	(4,357)
Balance as of December 31, 2022	115,195,009	2	1,839,397	(1,029,321)	(4,335)	805,743
Issuance of Class A common stock related to equity awards	3,900,353	—	19,483	—	—	19,483
Stock-based compensation	—	—	167,010	—	—	167,010
Net loss	—	—	—	(255,099)	—	(255,099)
Other comprehensive income	—	—	—	—	3,906	3,906
Balance as of December 31, 2023	119,095,362	2	2,025,890	(1,284,420)	(429)	741,043
Issuance of Class A common stock related to equity awards	3,196,475	—	10,914	—	—	10,914
Stock-based compensation	—	—	140,868	—	—	140,868
Net loss	—	—	—	(182,627)	—	(182,627)
Other comprehensive loss	—	—	—	—	(64)	(64)
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
The accompanying notes are an integral part of these consolidated financial statements

10x Genomics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(182,627)	$(255,099)	$(166,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	140,749	166,950	136,848
Depreciation and amortization	35,879	35,512	25,368
Lease and asset impairment charges	3,054	9,845	—
Amortization of right-of-use assets	7,829	8,107	7,638
Realized loss on marketable securities	3	1,718	—
Other	523	427	1,957
Changes in operating assets and liabilities:
Accounts receivable	26,951	(10,613)	(18,948)
Inventory	(9,777)	7,871	(21,192)
Prepaid expenses and other current assets	(1,901)	(2,429)	(4,495)
Other noncurrent assets	(1,084)	(678)	925
Accounts payable	(3,354)	(6,017)	5,858
Accrued compensation and other related benefits	3,654	(2,637)	1,114
Deferred revenue	11,209	10,932	3,350
Accrued expenses and other current liabilities	(12,736)	28,301	3,336
Operating lease liability	(12,484)	(8,671)	(6,423)
Other noncurrent liabilities	776	1,284	(2,942)
Net cash provided by (used in) operating activities	6,664	(15,197)	(33,606)
Investing activities:
Proceeds from sales of marketable securities	3,856	100,191	49,117
Proceeds from maturities of marketable securities	25,782	82,825	18,528
Purchases of property and equipment	(12,393)	(48,601)	(131,661)
Purchase of intangible assets	(1,000)	(923)	—
Acquisition of business, net of cash acquired	—	—	(4,000)
Purchase of marketable securities	(48,876)	—	(282,871)
Net cash (used in) provided by investing activities	(32,631)	133,492	(350,887)
Financing activities:
Payments on technology license financing arrangement	—	(5,814)	(5,409)
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	10,914	19,483	21,226
Net cash provided by financing activities	10,914	13,669	15,817
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(164)	(33)	(44)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,217)	131,931	(368,720)
Cash, cash equivalents, and restricted cash at beginning of year	359,284	227,353	596,073
Cash, cash equivalents, and restricted cash at end of year	$344,067	$359,284	$227,353
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$436	$841
Cash paid for taxes	$5,641	$4,927	$3,925

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$1,351	$3,324	$26,750
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$6,518	$16,562
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated solutions include the Company’s Chromium instruments and the Company's Visium CytAssist and Xenium Analyzer, which the Company refers to as “Spatial instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for the Company’s Chromium, Visium and Xenium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe, Oceania and North America.
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
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance. The measures of profitability and significant segment expenses reviewed by the CODM are consistent with the presentation and disclosure in these consolidated financial statements.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$344,067	$359,284	$219,746
Restricted cash	—	—	7,607
Total cash, cash equivalents and restricted cash	$344,067	$359,284	$227,353

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
The Company’s financial instruments consist of Level 1 and Level 2 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets include corporate bonds, asset-backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party-data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services. The Company reviews its accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. The allowance for doubtful accounts was $0.1 million and $0.1 million as of December 31, 2024 and 2023, respectively.
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
The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral from its customers but may require upfront payments from certain customers. The Company has not experienced material credit losses to date. For the years ended December 31, 2024, 2023, and 2022, no single customer represented more than 10% of revenue. No customer or distributor represented more than 10% of the Company’s outstanding accounts receivable as of December 31, 2024 or 2023.
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The Company recorded impairment charges of $3.1 million and $9.8 million primarily relating to computer equipment, software, right-of-use assets, and intangible assets during the years ended December 31, 2024 and 2023, respectively. There were no impairment losses recorded for the year ended December 31, 2022. Refer to Note 5, Other Financial Statement Information, for further details.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $3.9 million, $3.3 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-Based Compensation
The Company’s stock-based compensation expense relates to stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for its stock-based awards is based on their grant date fair value. The Company determines the fair value of RSUs based on the closing price of its stock, which is listed on the Nasdaq Global Select Market, at the date of the grant (or on the most recent trading day prior to grant, if the date of grant is not a trading day). The Company estimates the fair value of stock option awards under an equity incentive plan and stock purchase rights under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards excluding PSUs and PSAs are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
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
For PSUs, management reassesses the probability of vesting at each reporting period, and any changes in estimates are recognized on a cumulative catch-up basis for the stock-based compensation expense.
Foreign Currency
For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated to the U.S. dollar using month-end exchange rates, and revenue and expenses using average exchange rates. The adjustments resulting from these foreign currency translations are recorded in “Accumulated other comprehensive loss.”
For entities where the functional currency is the U.S. dollar, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Gains or losses from foreign currency remeasurement are included in “Other expense, net” in the consolidated statements of operations. The Company recognized foreign currency transaction losses of $2.1 million for the year ended December 31, 2024. The Company recognized foreign currency transaction gains of $1.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.
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
For the calculation of diluted net loss per share, basic net loss per share is adjusted by the effect of dilutive securities including awards under the Company’s equity compensation plans. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive shares of common stock outstanding. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.
Recently Issued Accounting Pronouncement and Disclosure Rules
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective beginning with the Company’s fiscal year 2025 annual reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its related disclosures and will not early adopt this accounting standard.
3.     Restructuring
On December 7, 2023, the Company committed to a restructuring plan related to the closure of one of its research and development facilities resulting in restructuring charges of $2.5 million associated with this plan, comprised primarily of long-lived assets impairment costs and one-time employee termination benefits which were recorded during the year ended December 31, 2023. Restructuring costs of $2.5 million were recorded in research and development and general and administrative expenses during the year ended December 31, 2023 in the Company's consolidated statements of operations. The restructuring activities were completed as of December 31, 2024.
On August 3, 2022, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of $4.2 million associated with this plan, comprised primarily of severance-related costs, were recorded during the year ended December 31, 2022. Restructuring costs of $0.3 million, $1.4 million and $2.5 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, during the year ended December 31, 2022 in the Company's consolidated statements of operations. The restructuring activities were completed as of December 31, 2022.
The following table is a summary of restructuring costs related to the Company’s restructuring activities as of December 31, 2024 (in thousands):

	Termination Benefits Costs	Long-lived Assets Impairment Expenses	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring charge	4,216	—	4,216
Cash payments made	(3,385)	—	(3,385)
Non-cash charge	(616)		(616)
Balance at December 31, 2022	215	—	215
Restructuring charge	310	2,171	2,481
Cash payments made	(215)	—	(215)
Non-cash charge	—	(2,171)	(2,171)
Balance at December 31, 2023	310	—	310
Restructuring Charge	259	—	259
Cash payments made	(569)	—	(569)
Balance at December 31, 2024	$—	$—	$—

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
The following table summarizes the value of assets acquired and liabilities assumed (in thousands):

Assets Acquired and Liabilities Assumed
In-process research and development	$60,980
Intangible assets - acquired workforce	200
Property and equipment	671
Operating lease liabilities	(1,496)
Other assets and liabilities, net	758
Total net assets acquired	$61,113
5.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at December 31, 2024 consisted of the following (in thousands):

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$322,012	$—	$—	$322,012	$348,539	$—	$—	$348,539	Level 1
Marketable securities:
Corporate debt securities	—	—	—	—	10,022	—	(51)	9,971	Level 2
Government debt securities	49,317	18	—	49,335	18,152	—	(125)	18,027	Level 2
Asset-backed securities	—	—	—	—	1,425	—	(12)	1,413	Level 2
Total available-for-sale securities	$371,329	$18	$—	$371,347	$378,138	$—	$(188)	$377,950
The contractual maturities of marketable securities as of December 31, 2024 were all less than one year.
The company incurred gross realized losses of $3.0 thousand and $1.7 million, from the sale of available-for-sales debt securities during the years ended December 31, 2024 and 2023, respectively. The Company incurred no material gross realized gains or losses from available-for-sales debt securities for the years ended December 31, 2022. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the condensed consolidated statements of operations.
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
Inventory
Inventory was comprised of the following (in thousands):

	December 31,
	2024	2023
Purchased materials	$38,930	$34,484
Work in progress	27,441	21,975
Finished goods	16,736	17,247
Inventory	$83,107	$73,706
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$36,765	$36,765
Building	147,094	146,044
Laboratory equipment and machinery	72,498	69,238
Computer equipment and software	14,953	16,379
Furniture and fixtures	9,586	10,979
Leasehold improvements	89,567	96,405
Construction in progress	5,152	7,252
Total property and equipment	375,615	383,062
Less: accumulated depreciation and amortization	(122,967)	(103,491)
Property and equipment, net	$252,648	$279,571
Depreciation expense was $33.9 million, $32.9 million and $22.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the year ended December 31, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $0.3 million, $0.7 million and $1.1 million was classified in cost of revenue, research and development, and selling, general and administrative expenses, respectively, in the consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.

Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	December 31, 2024				December 31, 2023
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	9.8	$22,504	$(8,016)	$14,488	$22,504	$(6,546)	$15,958
Developed technology	5.7	1,000	(92)	908	—	—	—
Customer relationships	0.9	945	(918)	27	945	(789)	156
Assembled workforce	1.1	1,328	(1,080)	248	1,328	(826)	502
Intangible assets, net		$25,777	$(10,106)	$15,671	$24,777	$(8,161)	$16,616
During the year ended December 31, 2023, the Company recorded impairment charges of $4.6 million related to its developed technology and assembled workforce. No impairment losses were recognized for intangible assets during the years ended December 31, 2024 and December 31, 2022.
The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2025	$1,862
2026	1,667
2027	1,631
2028	1,631
2029	1,631
Thereafter	7,249
Total	$15,671
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and related costs	$2,970	$2,262
Accrued bonus	21,859	18,254
Accrued commissions	5,938	6,410
Other	2,848	3,179
Accrued compensation and related benefits	$33,615	$30,105
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued purchase consideration	$—	$20,000
Accrued legal and related costs	6,100	3,839
Accrued royalties for licensed technologies	7,042	5,455
Accrued property and equipment	644	3,199
Accrued professional services	5,315	6,577
Product warranties	8,615	8,116
Taxes payable	4,936	5,049
Other	8,513	4,413
Accrued expenses and other current liabilities	$41,165	$56,648
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning of period	$8,116	$3,023
Amounts charged to cost of revenue	13,325	10,701
Repairs and replacements	(12,826)	(5,608)
End of period	$8,615	$8,116
Revenue and Deferred Revenue
As of December 31, 2024, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $33.2 million, of which approximately $20.7 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $33.2 million and $22.0 million as of December 31, 2024 and 2023, respectively, consisted of deferred revenue related to extended warranty service agreements.

	Year Ended December 31,
	2024	2023
Beginning of period	$21,964	$11,032
Revenue recognized that was included in the contract liability at the beginning of the year	(11,407)	(6,588)
Revenue deferred excluding amounts recognized as revenue during the period	22,614	17,520
End of period	$33,171	$21,964

The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Year Ended December 31,
	2024	2023	2022
Instruments
Chromium	$35,212	$47,866	$58,552
Spatial	57,503	75,605	13,844
Total instruments revenue	92,715	123,471	72,396
Consumables
Chromium	372,308	420,316	400,433
Spatial	121,124	59,237	35,155
Total consumables revenue	493,432	479,553	435,588
Services	24,638	15,703	8,425
Total revenue	$610,785	$618,727	$516,409
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Americas
United States	$334,318	$360,091	$284,987
Americas (excluding United States)	13,447	13,101	8,791
Total Americas	347,765	373,192	293,778
Europe, Middle East and Africa	159,762	142,276	117,068
Asia-Pacific
China	57,300	50,965	64,356
Asia-Pacific (excluding China)	45,958	52,294	41,207
Total Asia-Pacific	103,258	103,259	105,563
Total revenue	$610,785	$618,727	$516,409
6.    Income Tax
Income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(187,720)	$(263,292)	$(172,038)
International	10,020	14,529	10,067
Total	$(177,700)	$(248,763)	$(161,971)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$396	$351	$—
State	314	180	533
Foreign	3,508	6,252	3,360
Total current provision for income taxes	4,218	6,783	3,893
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	709	(447)	136
Total deferred provision for income taxes	709	(447)	136
Provision for income taxes	$4,927	$6,336	$4,029
A reconciliation of the federal statutory income tax provision to the effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax provision at federal statutory rate	$(37,317)	$(52,240)	$(34,014)
State taxes, net of federal benefit	(11,938)	(14,831)	(11,782)
Tax credits	(8,895)	(14,551)	(9,028)
Foreign taxes	2,148	3,888	1,522
Stock-based compensation	15,978	2,422	5,812
Change in valuation allowance	36,378	79,551	50,077
Acquisition related expenses	—	2,296	—
Waived deductions under Section 59A	8,190	—	—
Other	383	(199)	1,442
Total provision for income taxes	$4,927	$6,336	$4,029

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$161,681	$166,607
Research and development tax credits	103,555	89,521
Accruals and reserves	12,302	10,610
Operating lease liability	19,628	22,000
Intangibles	35,966	39,117
Stock-based compensation	26,772	24,342
Capitalized research and development	136,267	108,255
Total deferred tax assets	496,171	460,452
Valuation allowance	(479,452)	(443,074)
Net deferred tax assets	$16,719	$17,378
Deferred tax liabilities
Property and equipment	(4,124)	(2,609)
Operating right-of-use assets	$(13,510)	$(14,975)
Total deferred tax liabilities	$(17,634)	$(17,584)
Net deferred tax liabilities	$(915)	$(206)
As of December 31, 2024 and 2023, the Company maintained a full valuation allowance on its U.S. net deferred tax assets. The U.S. deferred tax assets predominantly relate to operating losses, tax credits and capitalized R&D intangibles. The U.S. valuation allowance was estimated based on an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all U.S. net deferred tax assets. The Company intends to maintain a full valuation allowance on U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance. The valuation allowance increased by $36.4 million and by $78.8 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company had federal net operating loss (NOL) carryforwards of $638.7 million and federal tax credit carryforwards of $88.5 million. The federal NOL carryforwards generated after December 31, 2017 totaling $632.9 million are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2033. As of December 31, 2024, the Company had state NOL carryforwards of $424.5 million, which begin to expire primarily in 2033. In addition, the Company had state tax credit carryforwards of $68.3 million, which do not expire.
Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization. If an ownership change occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

The total balance of unrecognized gross tax benefits, resulting primarily from research and development tax credits claimed on the Company’s annual tax returns, were as follows (in thousands):

	2024	2023
Unrecognized tax benefits at beginning of year	$45,713	$31,755
Reduction related to settlements with tax authorities	(285)	—
Reductions based on prior year tax provisions	(1,617)	—
Additions based on prior year tax provisions	467	3,511
Additions based on current year tax provisions	5,744	10,447
Unrecognized tax benefits at end of year	$50,022	$45,713
The total amount of unrecognized gross tax benefits was $50.0 million and $45.7 million as of December 31, 2024 and 2023, respectively, of which $2.9 million and $2.7 million, if recognized, would affect our effective tax rate, respectively.
The Company is subject to the examination of its income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. The United States, California, and Sweden are considered as major jurisdictions. The Company has not been audited in such jurisdictions. Tax examinations are expected to focus primarily on research and development tax credits and intercompany transfer pricing practices. Due to NOLs and tax credit carryforwards, as of December 31, 2024, federal and California income tax returns for the years ended 2012 through the current period are open to examination. Significant foreign income tax returns for the years 2019 through the current period are open to examination. Due to the number of years remaining that are subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
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
The Company includes interest and penalties related to income tax matters within the provision for income taxes. The total amount of gross interest and penalties accrued was $1.6 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. The Company recognized interest and penalty expenses of $0.7 million, $0.5 million and $0.2 million in 2024, 2023, and 2022, respectively.
The Company maintained undistributed earnings overseas as of December 31, 2024, and the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. The Company’s unrepatriated earnings are not subject to federal income tax in the U.S. when distributed.
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
Non-cancelable Purchase Commitments
The Company’s contract manufacturers make advance purchases of components based on the instrument unit forecasts and purchase orders placed by the Company. To the extent these components are purchased by a contract manufacturer on the

Company’s behalf and cannot be used by their other customers, the Company is obligated to purchase these components. In addition, certain supplier agreements require the Company to make minimum annual purchases under the agreements. As of December 31, 2024, the Company has commitments to make a total of $13.2 million in purchases over the next one year. To date, the Company has met the minimum purchase commitments.
As of December 31, 2024, the Company has entered into non-cancelable arrangements for subscription software services to make payments aggregating to $19.6 million over the next five years.
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
The minimum commitments related to the Company's license arrangements aggregate to $14.6 million as of December 31, 2024 to be paid over the next 14 years.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $12.6 million, $13.6 million and $13.1 million, respectively, of operating lease costs and $0.5 million, $0.2 million and $0.4 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components. The sublease income for the years ended December 31, 2024 and 2023 were $1.2 million and $0.5 million, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 were $17.8 million, $15.2 million and $12.1 million, respectively, and were included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
The payments due under of the Company’s operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$13,883
2026	15,357
2027	15,569
2028	15,737
2029	14,310
Thereafter	26,331
Total lease payments	$101,187
Less: imputed interest	(18,574)
Present value of operating lease liabilities	$82,613
Operating lease liabilities, current	$9,286
Operating lease liabilities, noncurrent	73,327
Total operating lease liabilities	$82,613

For the year ended December 31, 2024, the Company incurred approximately $1.0 million costs associated with exit activities related to the lease expirations.
The following table summarizes additional information related to operating leases as of December 31, 2024:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	6.8 years	7.5 years
Weighted-average discount rate:
Operating leases	5.8%	5.9%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of December 31, 2024, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
NanoString
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claims of infringement of U.S. Patent No. 10,662,467. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded the Company more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including the Company’s motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions was stayed due to the bankruptcy filing. In May 2024, Bruker Corporation (“Bruker”) acquired certain assets and assumed certain liabilities of NanoString, including the litigation between 10x and NanoString, and the NanoString product lines at issue. Post-trial briefing is complete following supplementation by the parties. On December 23, 2024, the Court issued an opinion denying NanoString’s motion for judgement as a matter of law on invalidity, non-infringement and damages, and denied its request for a new trial. In that opinion, the Court granted the Company’s motion for permanent injunction, supplemental damages, and pre-judgment and post-judgment interest. Briefing with regard to the scope of the permanent injunction, supplemental damages, and pre- and post-judgment interest is ongoing. Due to the uncertainties in collecting the jury award, the Company has not recorded a receivable from NanoString as of December 31, 2024.

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
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. The Company believes NanoString’s claims are meritless and intends to vigorously defend itself. Trial is scheduled for May 2025.
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
On October 20, 2022, NanoString filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s Visium products infringe U.S. Patent No. 11,473,142 (the “142 patent”), a continuation of the 689 patent (the “NanoString Action”). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to the 689 patent from the CosMx Action and consolidated those claims with this action. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for November 2024. The Company believes NanoString’s claims in the NanoString Action are meritless and intends to vigorously defend itself.
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. On September 5, 2024, trial was instituted for the 142 patent.
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
On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP 928 patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP 928 patent directed to in situ analysis. On May 7, 2024, the German Federal Patent Court revoked the German part of the EP 928 patent. The Company strongly disagrees with this decision and will appeal the decision.
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

On August 31 and September 18, 2023 we filed main requests in the Munich Local Division of the UPC alleging that NanoString's CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP 782 and EP 928 patents, respectively. A hearing on the main request for EP 782 is scheduled for September 2025. No hearing has yet been set for the main request with regard to EP 928.
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP782 patent. A hearing is scheduled for March 2025. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP928 patent. A hearing in the revocation action took place on September 18, 2024. Following the hearing, the UPC revoked EP928. The Company strongly disagrees with this decision and has appealed.
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
On March 15, 2023, the Company filed an amended complaint additionally alleging that the MERSCOPE Platform and workflow and Vizgen’s Lab Services program infringe U.S. Patent No. 11,549,136 and withdrawing its claim of infringement of U.S. Patent No. 11,293,054. On April 17, 2023, Vizgen filed its answer adding amended counterclaims including antitrust, unfair competition, tort and contract counterclaims. Vizgen seeks, among other relief, injunctive relief (including that the Company grant Vizgen a license to the patents that the Company asserted against Vizgen) and unspecified damages (including attorneys’ fees). On May 18, 2023, the Company filed a motion to dismiss Vizgen’s amended counterclaims. On July 10, 2023, the Court granted the Company’s motion to dismiss Vizgen’s contract counterclaim but otherwise denied the Company’s motion to dismiss. On November 5, 2024, the parties filed cross-motions for summary judgment. The Company filed a motion for summary judgment on Vizgen’s antitrust, unfair competition, and tort counterclaims. Vizgen filed a motion for summary judgment to limit the availability of damages and to invalidate the 737, 051, 052, and 136 patents. Vizgen also moved to exclude two of the Company’s expert witnesses. On January 3, 2025, the Court granted the Company’s motion for summary judgment regarding Vizgen’s antitrust, unfair competition, and tort counterclaims with the exception of a limited counterclaim of tortious interference. The Court denied Vizgen’s motion for summary judgment and motion to exclude the Company’s expert witnesses. The Company believes Vizgen’s remaining tortious interference claim is meritless and intends to vigorously defend itself.
Trial on the Company’s claims and on Vizgen’s non-patent counterclaims began on February 3, 2025. On February 5, 2025, the parties signed a binding term sheet resolving the worldwide litigation between 10x, Vizgen and Harvard.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995, 10,619,207 and 10,738,357. The Company seeks, among other relief, injunction relief and unspecified damages (including attorneys’ fees) in relation to Parse’s making, using, selling, offering to sell, exporting and/or importing in the United States Parse’s Evercode Whole Transcriptomics products and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. Discovery is in progress. A Markman hearing was held on February 21, 2024, and the Court issued its claim construction order on May 3, 2024. Trial is scheduled for March 2025.
Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. The PTAB denied institution of Parse’s petitions for IPR on the other five asserted patents. On January 2 and 5, 2024, Parse filed rehearing requests with the PTAB for the 197 and 013 patents, respectively. On February 5, 2024, the PTAB instituted IPRs for the 197 and 013 patents on Parse’s requests for rehearing. On September 17, 2024, the PTAB found the challenged claims of the 981 patent unpatentable. The Company strongly disagrees with this decision and has appealed. The final written decisions for the 197 and 013 patents are expected in February 2025.
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
On December 4, 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). A hearing was held on March 26, 2024. On April 30, 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. Curio did not appeal the preliminary injunction. On March 25, 2024, the Company filed a main request in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe the EP 391 patent. A hearing in the main action is expected in May 2025.
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
Common Stock
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the years:

	Year Ended December 31,
	2024	2023	2022
Class B common stock converted to Class A common stock	—	4,610,422	979,210
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

9.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan continue to be governed by their existing terms but no further awards may be granted under the Amended and Restated 2012 Stock Plan. As of December 31, 2024, the number of shares of Class A common stock issuable under the Amended and Restated 2012 Stock Plan which includes shares issuable upon the exercise of outstanding awards was 1,842,338.
2019 Omnibus Incentive Plan
The Omnibus Incentive Plan allows for the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) or restricted shares. ISOs may be granted only to the Company’s employees (including officers and directors who are also considered employees). NSOs and restricted shares may be granted to the Company’s employees and service providers. As of December 31, 2024, the number of shares of Class A common stock available for issuance under the 2019 Omnibus Incentive Plan was 9,245,631 shares issuable in connection with outstanding awards and 19,637,882 shares reserved for issuance in connection with grants of future awards.
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
Stock Options
A summary of the Company’s stock option activity under the Plans is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,946,786	$42.17	6.3	$144,350,070
Exercised	(717,982)	5.91
Forfeited	(634,222)	60.04
Balance as of December 31, 2024	4,594,582	$45.37	5.4	$13,834,082

Vested and exercisable as of December 31, 2024	3,876,752	$44.07	4.9	$13,834,082
The Company did not grant stock options during the year ended December 31, 2024. The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $33.67, and $32.95 per share, respectively. The total intrinsic value of stock options exercised was $12.3 million, $78.0 million and $89.5 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the total unrecognized stock-based compensation related to stock options was $19.5 million, which will be recognized over a weighted-average period of approximately two years.

The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for the periods indicated:

Year Ended December 31,
	2023	2022
Expected volatility	70% – 71%	65% – 71%
Risk-free interest rate	3.7% – 4.6%	1.6% – 4.1%
Expected term	5.3 – 6.1 years	5.3 – 6.1 years
Expected dividend	—%	—%
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the year ended December 31, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Balance as of December 31, 2023	5,334,134	$48.26
Granted	4,294,529	29.71
Vested	(2,092,526)	53.10
Forfeited	(1,042,750)	41.32
Outstanding as of December 31, 2024	6,493,387	$35.55
As of December 31, 2024, the total unrecognized stock-based compensation related to RSUs was $194.4 million, which will be recognized over a weighted-average period of approximately three years.
Performance Stock Awards
In March 2024, the Company granted 219,168 performance stock units (“PSUs”) under the 2019 Plan to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

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
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $37.43 and $44.80 per share respectively. Stock-based compensation expense recognized for the PSUs relating to TSR components were approximately $1.3 million for the year ended December 31, 2024. The PSUs relating to CAGR components were not deemed probable of vesting as of December 31, 2024, and no expenses were recognized for 2024.
The Company estimated the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31, 2024
Expected volatility	66%
Risk-free interest rate	4.5%
Expected dividend yield	—%
In March 2023, the Company granted 172,842 performance restricted stock unit awards (“PSAs”) under the 2019 Plan to certain members of management, which are subject to the achievement of certain escalating stock price thresholds established by the Company's Compensation Committee of the Board of Directors.
The PSAs each vest in equal installments upon the achievement of escalating stock price thresholds of $72.14, $96.19 and $120.24 respectively, calculated based on the volume-weighted average price per share of the Company’s Class A common stock over the immediately trailing 20 trading day period for each respective threshold. The escalating stock price thresholds can be met any time prior to the fifth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds, or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $43.13. Stock-based compensation expense recognized for these market-based awards was approximately $1.7 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively.
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
The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above the predetermined share price goals of $60, $80 and $105 for each tranche, respectively, for a period of 20 consecutive trading days. The share price goals can be met any time prior to the fourth anniversary of the date of grant. The vesting of the PSAs can also be triggered upon certain change in control events and achievement of certain change in control price goals, or in the event of death or disability. The weighted-average grant date fair value of the PSAs was $22.55. Stock-based compensation expense recognized for these market-based awards was approximately $2.4 million, $10.0 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company estimated the fair values of shares under the Performance stock options using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
2022
Expected volatility	68%
Risk-free interest rate	3.4%
Expected dividend	—%
As of December 31, 2024, the performance criteria for the stock awards was not met and therefore no shares vested or become exercisable.
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
During the years ended December 31, 2024, 2023 and 2022, 385,967, 217,537, and 151,028 shares of Class A common stock, respectively, were issued under the ESPP. The ESPP provides that the maximum number of shares of the Company’s Class A common stock made available for sale thereunder will be 3,686,671, which number will be automatically increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year the Company’s board of directors has not either confirmed the 1% described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, the Company’s board of directors will be deemed to have waived the automatic increase and no such increase will occur for such calendar year. The maximum number of shares available under the ESPP (and any share limitations thereunder, as applicable) will automatically be adjusted upon certain changes to the Company’s capital structure. As of December 31, 2024, there were 2,705,096 shares available for issuance under the ESPP.
For the years ended December 31, 2024, 2023, and 2022 the weighted average grant date fair values of options granted under the ESPP, using the Black-Scholes option pricing model, were $6.42, $16.91, and $33.74 respectively.
The following assumptions were used in estimating the fair values of shares under the ESPP:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	49% – 80%	49% – 58%	81% – 92%
Risk-free interest rate	4.44% – 5.40%	5.24% – 5.41%	1.54% – 4.54%
Expected term (in years)	0.5	0.5	0.50
Expected dividend	—%	—%	—%
As of December 31, 2024, the total unrecognized stock-based compensation related to the ESPP was $1.5 million, which will be recognized over a weighted-average period of approximately 0.4 years.
Stock-based Compensation
The Company recorded stock-based compensation expense in the consolidated statement of operations for the periods presented as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$8,348	$7,068	$5,259
Research and development	66,315	72,804	59,211
Selling, general and administrative	66,086	87,078	72,378
Total stock-based compensation expense	$140,749	$166,950	$136,848
10.    Employee Benefit Plans
The Company has made available to all full-time United States employees a 401(k) retirement savings plan. Under this plan, employee and employer contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee's eligible compensation, up to a maximum of two thousand dollars annually per employee. The Company contributed $1.9 million, $1.8 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022 respectively.
11.    Net Loss Per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Stock options to purchase common stock	4,594,582	5,946,786	7,964,557
Restricted stock units	6,493,387	5,334,134	5,836,192
Shares committed under ESPP	124,652	48,302	46,548
Total	11,212,621	11,329,222	13,847,297

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Management has used the 2013 framework set forth in the report titled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included below.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited 10x Genomics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, 10x Genomics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 12, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
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
We have an insider trading policy (the “Trading Policy”), governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees and other covered persons. We believe that our Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.
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
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8‑K	001‑39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8‑K	001‑39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S‑l	333‑233361	4.2	8/19/2019
4.2	Description of the Registrant’s Securities.	10-K	001-39035	4.2	2/18/2022
10.1	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.2	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.3	11/12/2020
10.3	ReadCoor Merger Agreement.	10-K	333-39035	10.6	2/26/2021
10.4+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.5+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.5.1+	Form of 2019 Omnibus Incentive Plan Stock Option Award Notice and Agreement.	10-Q	001-39035	10.1.1	10/29/2024
10.5.2+	Form of 2019 Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement.	10-Q	001-39035	10.1.2	10/29/2024
10.6+	2019 Employee Stock Purchase Plan and forms of agreements.	10-Q	001-39035	10.4	11/12/2019
10.6.1+	Form of 2019 Employee Stock Purchase Plan Subscription Agreement.	10-Q	001-39035	10.2.1	10/29/2024
10.6.2+	Form of 2019 Employee Stock Purchase Plan Notice of Contribution Percentage Change or Withdrawal.	10-K	333-39035	10.6.2	2/16/2023
10.7+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39035	10.1	8/8/2024

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Form of At-Will Employment, Confidential Information and Invention Assignment Agreement					X
10.9+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S‑l/A	333‑233361	10.17	9/3/2019
10.10+	Employment Offer Letter by and between the Registrant and Eric S. Whitaker.	S‑l	333‑233361	10.14	8/19/2019
10.11+	Employment Offer Letter by and between the Registrant and Adam Taich dated August 7, 2024	10-Q	001-39035	10.3	10/29/2024
10.12	Lease Agreement dated August 2, 2018, between the Registrant and 6200 Stoneridge Mall Road investors LLC.	S‑l	333‑233361	10.3	8/19/2019
10.12.1	First Amendment to Lease Agreement, dated May 20, 2019, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S‑l	333‑233361	10.4	8/19/2019
10.12.2	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10‑Q	001‑39035	10.6	8/12/2020
10.12.3	Third Amendment to Lease Agreement, dated June 10, 2021, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	8-K	001-39035	10.1	6/15/2021
10.13	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.4	11/12/2020
10.14#	License Agreement, dated September 26, 2013, between the Registrant and the President and Fellows of Harvard College.	S‑l	333‑233361	10.5	8/19/2019
10.14.1#	Amendment No. 1 to License Agreement, dated October 25, 2018, between the Registrant and President and Fellows of Harvard College.	S‑l	333‑233361	10.6	8/19/2019
10.15#	Exclusive (Equity) Agreement dated October 15, 2015, between Epinomics, Inc, and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.7	8/19/2019
10.15.1	Amendment No. 1 to the License Agreement, dated February 1, 2017, between Epinomics and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.8	8/19/2019
10.15.2#	Amendment No. 2 to the License Agreement, dated July 27, 2018, between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.9	8/19/2019
10.16	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021
10.17+	Form of Arbitration Agreement					X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
19.1	Amended and Restated Insider Trading Policy.	10-K	001-39035	19.1	2/15/2024
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39035	97.1	2/15/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: February 12, 2025	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Serge Saxonov and Adam S. Taich, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Serge Saxonov	Chief Executive Officer and Director	February 12, 2025
Serge Saxonov	(Principal Executive Officer)

/s/ Benjamin J. Hindson	President and Director	February 12, 2025
Benjamin J. Hindson

/s/ Adam S. Taich	Chief Financial Officer	February 12, 2025
Adam S. Taich	(Principal Accounting and Financial Officer)

/s/ John R. Stuelpnagel	Chairman of the Board of Directors	February 12, 2025
John R. Stuelpnagel

/s/ Sridhar Kosaraju	Director	February 12, 2025
Sridhar Kosaraju

/s/ Alan Mateo	Director	February 12, 2025
Alan Mateo

/s/ Kim Popovits	Director	February 12, 2025
Kim Popovits

/s/ Shehnaaz Suliman	Director	February 12, 2025
Shehnaaz Suliman

/s/ Sarah Teichmann	Director	February 12, 2025
Sarah Teichmann