Form 10-Q
period 2025-03-31
10x Genomics, Inc.
filed 2025-05-09
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 30, 2025, the registrant had 111,092,774 shares of Class A common stock, $0.00001 par value per share, outstanding and 12,040,976 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, factors affecting our performance, revenues, gross margin, expenses, organization, business and other trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's (“SEC”) website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Quarterly Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “10x” and similar references refer to 10x Genomics, Inc. and its subsidiaries.

Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts (https://X.com/10xGenomics, https://www.facebook.com/10xGenomics, https://www.linkedin.com/company/10xgenomics, https://www.youtube.com/@10xGenomics_, https://www.facebook.com/10xGenomics and https://bsky.app/profile/10xgenomics.bsky.social). We use these channels to communicate with our customers and the public about the Company, our products, our services, our financial results, business developments and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$377,061	$344,067
Marketable securities	49,844	49,335
Accounts receivable, net	52,549	87,862
Inventory	74,710	83,107
Prepaid expenses and other current assets	25,566	20,016
Total current assets	579,730	584,387
Property and equipment, net	246,087	252,648
Operating lease right-of-use assets	55,577	57,290
Goodwill	4,511	4,511
Intangible assets, net	15,192	15,671
Other noncurrent assets	2,296	4,129
Total assets	$903,393	$918,636
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,068	$12,909
Accrued compensation and related benefits	21,957	33,615
Accrued expenses and other current liabilities	45,483	41,165
Deferred revenue	20,949	20,658
Operating lease liabilities	9,443	9,286
Total current liabilities	107,900	117,633
Operating lease liabilities, noncurrent	70,631	73,327
Deferred revenue, noncurrent	12,569	12,513
Other noncurrent liabilities	5,398	5,029
Total liabilities	196,498	208,502
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,208,665	2,177,672
Accumulated deficit	(1,501,405)	(1,467,047)
Accumulated other comprehensive loss	(367)	(493)
Total stockholders’ equity	706,895	710,134
Total liabilities and stockholders’ equity	$903,393	$918,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Products and services revenue	$137,823	$141,005
License and royalty revenue	17,060	1
Revenue	154,883	141,006
Cost of products and services revenue	49,438	48,092
Gross profit	105,445	92,914
Operating expenses:
Research and development	64,245	68,638
Selling, general and administrative	89,728	85,774
Gain on settlement	(9,200)	—
Total operating expenses	144,773	154,412
Loss from operations	(39,328)	(61,498)
Other income (expense):
Interest income	3,686	4,736
Interest expense	—	(1)
Other income (expense), net	2,136	(1,040)
Total other income	5,822	3,695
Loss before provision for income taxes	(33,506)	(57,803)
Provision for income taxes	852	2,146
Net loss	$(34,358)	$(59,949)

Net loss per share, basic and diluted	$(0.28)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	122,606,091	119,394,180
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(34,358)	$(59,949)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	(20)	136
Foreign currency translation adjustment	146	(163)
Other comprehensive income (loss), net of tax	126	(27)
Comprehensive loss	$(34,232)	$(59,976)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
Issuance of Class A common stock related to equity awards	841,913	—	422	—	—	422
Stock-based compensation	—	—	30,571	—	—	30,571
Net loss	—	—	—	(34,358)	—	(34,358)
Other comprehensive income	—	—	—	—	126	126
Balance as of March 31, 2025	123,133,750	$2	$2,208,665	$(1,501,405)	$(367)	$706,895

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
Issuance of Class A common stock related to equity awards	605,487	—	1,638	—	—	1,638
Stock-based compensation	—	—	36,129	—	—	36,129
Net loss	—	—	—	(59,949)	—	(59,949)
Other comprehensive loss	—	—	—	—	(27)	(27)
Balance as of March 31, 2024	119,700,849	$2	$2,063,657	$(1,344,369)	$(456)	$718,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(34,358)	$(59,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	31,076	36,129
Depreciation and amortization	8,022	9,194
Amortization of right-of-use assets	1,792	2,300
Lease and asset impairment charges	114	2,454
Other	(575)	444
Changes in operating assets and liabilities:
Accounts receivable	35,325	23,516
Inventory	8,058	(9,937)
Prepaid expenses and other current assets	(5,530)	(2,029)
Other noncurrent assets	2,314	216
Accounts payable	(2,547)	4,583
Accrued compensation and other related benefits	(11,745)	(9,380)
Deferred revenue	347	2,120
Accrued expenses and other current liabilities	4,329	(12,674)
Operating lease liability	(2,631)	(2,961)
Other noncurrent liabilities	360	249
Net cash provided by (used in) operating activities	34,351	(15,725)
Investing activities:
Purchases of property and equipment	(1,893)	(2,910)
Proceeds from sales of marketable securities	—	568
Proceeds from maturities of marketable securities	—	12,974
Net cash provided by (used in) investing activities	(1,893)	10,632
Financing activities:
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	422	1,638
Net cash provided by financing activities	422	1,638
Effect of exchange rates changes on cash, cash equivalents	114	(48)
Net increase (decrease) in cash and cash equivalents	32,994	(3,503)
Cash, cash equivalents, and restricted cash at beginning of period	344,067	359,284
Cash, cash equivalents, and restricted cash at end of period	$377,061	$355,781

Supplemental disclosures of cash flow information:
Cash paid for taxes	$462	$961
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$398	$1,899
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
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on February 12, 2025 (our “Annual Report”).
2.    Summary of Significant Accounting Policies
Except as noted below, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
Revenue Recognition

Products and Services Revenue
The Company generates revenue from sales of products, which consist of instruments and consumables, and services. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for a one-year term, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 days. Cash received from customers in advance of product shipment or the provision of services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
License and Royalty Revenue
The Company has agreements with third parties that include up-front fees and royalties. Revenue related to the delivery of intellectual property is recognized when the license is delivered to the third parties. Royalty revenue is recognized when the underlying sales occur. If the timing of the reporting of the actual sales from our licensees is after our reporting date, we estimate the royalty revenue receivable at period end and adjust for any changes in estimates in the following period.
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance. The measures of profitability and significant segment expenses reviewed by the CODM are consistent with the presentation and disclosure in these consolidated financial statements.
Reclassification
Amounts related to the royalty revenue in the condensed consolidated statements of operations for the three months ended March 31, 2024 have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncement and Disclosure Rules
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (“ASU No. 2023-09”), which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective beginning with the Company’s fiscal year 2025 annual reporting period. The Company will adopt ASU No. 2023-09 in its fourth quarter of 2025 using a prospective transition method.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025 issued ASU 2025-01, Clarifying the Effective Date ("ASU 2025-01") to provide clarification as to the effective date. ASU 2024-03 requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03, as amended by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on the Company's financial condition and results of operations.
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$352,478	$—	$—	$352,478	$322,012	$—	$—	$322,012	Level 1
Marketable securities:
Corporate debt securities	—	—	—	—	—	—	—	—	Level 2
Government debt securities	49,846	—	(2)	49,844	49,317	18	—	49,335	Level 2
Asset-backed securities	—	—	—	—	—	—	—	—	Level 2
Total available-for-sale securities	$402,324	$—	$(2)	$402,322	$371,329	$18	$—	$371,347

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The contractual maturities of marketable securities as of March 31, 2025 were all less than one year.
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three months ended March 31, 2025 or March 31, 2024.
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
Inventory
Inventory was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Purchased materials	$36,180	$38,930
Work in progress	23,238	27,441
Finished goods	15,292	16,736
Inventory	$74,710	$83,107
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$36,765	$36,765
Building	147,235	147,094
Laboratory equipment and machinery	73,792	72,498
Computer equipment and software	15,008	14,953
Furniture and fixtures	9,745	9,586
Leasehold improvements	90,180	89,567
Construction in progress	4,475	5,152
Total property and equipment	377,200	375,615
Less: accumulated depreciation and amortization	(131,113)	(122,967)
Property and equipment, net	$246,087	$252,648
During the three months ended March 31, 2025, the Company recorded impairment charges of $0.1 million related to equipment. The impairment charge was triggered by a decision to discontinue an engineering project.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and related costs	$6,303	$2,970
Accrued bonus	7,648	21,859
Accrued commissions	3,281	5,938
Other	4,725	2,848
Accrued compensation and related benefits	$21,957	$33,615
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Legal and related costs	$10,563	$6,100
Royalties for licensed technologies	4,191	7,042
Professional services	4,201	5,315
Product warranties	9,453	8,615
Taxes payable	4,775	4,936
Other	12,300	9,157
Accrued expenses and other current liabilities	$45,483	$41,165
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period	$8,615	$8,116
Amounts charged to cost of revenue	3,965	2,355
Repairs and replacements	(3,127)	(764)
End of period	$9,453	$9,707
Revenue and Deferred Revenue
As of March 31, 2025, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $33.5 million, of which approximately $20.9 million is expected to be recognized to revenue in the next 12 months, with the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
remainder thereafter. The contract liabilities of $33.5 million and $24.1 million as of March 31, 2025 and 2024, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods indicated were included in deferred revenue as of December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
Deferred revenue recognized	$5,857	$3,595
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Three Months Ended March 31,
	2025	2024
Instruments
Chromium	$5,913	$7,850
Spatial	8,902	17,603
Total instruments revenue	14,815	25,453
Consumables
Chromium	84,109	83,927
Spatial	31,247	26,408
Total consumables revenue	115,356	110,335
Services	7,652	5,217
Products and services revenue	137,823	141,005
License and royalty revenue	17,060	1
Total revenue	$154,883	$141,006
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas
United States(1)	$86,818	$75,637
Americas (excluding United States)	3,752	3,993
Total Americas	90,570	79,630
Europe, Middle East and Africa	31,895	34,721
Asia-Pacific
China	16,883	13,924
Asia-Pacific (excluding China)	15,535	12,731
Total Asia-Pacific	32,418	26,655
Total revenue	$154,883	$141,006
(1) Includes license and royalty revenue.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
License and Royalty Revenue
During the three months ended March 31, 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. As part of that settlement, Vizgen has limited rights to certain intellectual property owned or exclusively licensed by the Company. As one part of the settlement, the Company received an upfront payment of $26.0 million and will receive royalties on Vizgen’s sales of products covered by the license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the Vizgen historical revenues prior to the settlement.

Other Income (Expense), Net
Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in the consolidated statements of operations. The Company recognized foreign currency transaction losses of $1.5 million for the three months ended March 31, 2025, and foreign currency transaction income of $1.0 million for the three months ended March 31, 2024, respectively.
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
The payments due under the Company’s operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Operating Leases
2025 (excluding the three months ended March 31, 2025)	$10,101
2026	15,371
2027	15,585
2028	15,756
2029	14,329
Thereafter	26,339
Total lease payments	$97,481
Less: imputed interest	(17,407)
Present value of operating lease liabilities	$80,074
Operating lease liabilities, current	$9,443
Operating lease liabilities, noncurrent	70,631
Total operating lease liabilities	$80,074
The following table summarizes additional information related to operating leases as of March 31, 2025:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	6.6 years	6.8 years
Weighted-average discount rate	5.8%	5.8%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of March 31, 2025, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Bruker (NanoString)
On May 6, 2021, the Company filed suit against NanoString Technologies, Inc. (“NanoString”) in the U.S. District Court for the District of Delaware alleging that NanoString’s GeoMx Digital Spatial Profiler and associated instruments and reagents infringe U.S. Patent Nos. 10,472,669, 10,662,467, 10,961,566, 10,983,113 and 10,996,219 (the “GeoMx Action”). On May 19, 2021, the Company filed an amended complaint additionally alleging that the GeoMx products infringe U.S. Patent Nos. 11,001,878 and 11,008,607. On May 4, 2022, the Company filed an amended complaint in the GeoMx Action additionally alleging that the GeoMx products infringe U.S. Patent No. 11,293,917 and withdrawing the Company’s claims of infringement of U.S. Patent No. 10,662,467. The Company is seeking, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to NanoString’s making, using, selling, offering to sell, exporting and/or importing in the United States the GeoMx Digital Spatial Profiler and associated instruments and reagents. NanoString filed its answer to the GeoMx Action on May 18, 2022. A Markman hearing was held on February 17, 2023 and the Court issued its claim construction order on February 28, 2023. On September 7, 2023, the Court issued an order granting the Company’s motion for summary judgment that the asserted patents are not invalid for indefiniteness and denying NanoString’s motion for summary judgment that the asserted patents are invalid for indefiniteness and lack of written description. On November 17, 2023, a jury found that NanoString willfully infringed the asserted patents and that the asserted patents are valid. The jury awarded the Company more than $31 million in damages, consisting of approximately $25 million in lost profits and approximately $6 million in royalties. Post-trial motions, including the Company’s motions for a permanent injunction, ongoing royalties, enhanced damages, attorneys’ fees and pre- and post-judgment interest, are pending. NanoString filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. bankruptcy court in Delaware on February 4, 2024, and the Court’s consideration of these post-trial motions was stayed due to the bankruptcy filing. In May 2024, Bruker Corporation (“Bruker”) acquired certain assets and assumed certain liabilities of NanoString, including the litigation between the Company and NanoString, and the NanoString product lines at issue. On December 23, 2024, the Court denied NanoString’s motion for judgement as a matter of law on invalidity, non-infringement and damages, and denied its request for a new trial. The Court granted the Company’s motion for permanent injunction, supplemental damages, and pre-judgment and post-judgment interest. On January 31, 2025, Bruker moved to stay the permanent injunction pending appeal. The Court has not ruled on the motion to stay. Due to the uncertainties in collecting the jury award, the Company has not recorded a receivable from NanoString as of March 31, 2025.
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
On May 1, 2023, NanoString filed a motion in the CosMx Action to add antitrust, unfair competition, tort and contract counterclaims. NanoString seeks, among other relief, injunction relief (including that the Company grant NanoString a license to the patents that the Company asserted against NanoString in the CosMx Action) and unspecified damages (including attorneys’ fees). On July 10, 2023, the Court denied NanoString’s motion for leave to add a contract counterclaim but otherwise granted the motion for leave to amend. On May 24, 2023, NanoString filed a motion to bifurcate its amended counterclaims and a motion for expedited discovery. On June 6, 2023, the Court denied NanoString’s motion to bifurcate and granted its motion for expedited discovery. The Company believes NanoString’s claims are meritless and intends to vigorously defend itself. Trial is scheduled for August 2025.
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
On October 20, 2022, NanoString filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s Visium products infringe U.S. Patent No. 11,473,142 (the “142 patent”), a continuation of the 689 patent (the “NanoString Action”). NanoString seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
States Visium products and associated instruments, reagents and services. On January 24, 2023, the Court severed NanoString’s claims with respect to the 689 patent from the CosMx Action and consolidated those claims with this action. NanoString filed an amended complaint on January 27, 2023. The Company filed an answer to the NanoString Action on February 10, 2023. Discovery is in progress. A Markman hearing was held on January 10, 2024, and the Court issued its claim construction order on February 1, 2024. Trial is scheduled for November 2025. The Company believes NanoString’s claims in the NanoString Action are meritless and intends to vigorously defend itself.
On August 16 and September 25, 2023, the Company filed petitions for inter partes review (“IPR”) of the 689 patent and the 142 patent, respectively. On February 1, 2024, IPR was instituted for the 689 patent. Oral argument for the 689 IPR took place on March 12, 2025. On September 5, 2024, trial was instituted for the 142 patent. Oral argument for the 142 IPR is scheduled for May 2025.
On January 30, 2024, NanoString filed a petition for IPR of U.S. Patent No. 11,542,554, which is asserted by the Company against NanoString in the CosMx Action. On August 23, 2024, IPR was instituted for the 554 patent. Oral argument for the 554 IPR is scheduled for May 2025.
On March 9, 2022, the Company filed suit in the Munich Regional Court in Germany alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services infringe EP Patent No. 2794928B1 (the “EP 928 patent”) (the “Germany CosMx Action”). A hearing on infringement was held on March 23, 2023. On May 17, 2023, the Munich Regional Court found that the CosMx products infringe the EP 928 patent and issued a permanent injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in Germany. The injunction took effect on June 1, 2023. On May 25, 2023, NanoString filed an appeal of the Germany CosMx Action in the Munich Higher Regional Court. A hearing date has not yet been set for this appeal. On October 30, 2023, NanoString requested that the Higher Regional Court temporarily stay enforcement of the injunction pending the appeal. On December 20, 2023, the Higher Regional Court granted NanoString’s request conditioned upon NanoString posting a 2.3 million Euro security deposit. The case is currently stayed pending a final legally binding decision on the validity of EP 928.
On July 29, 2022, NanoString filed a nullity action with the German Federal Patent Court challenging the validity of the EP 928 patent. On February 10, 2023, the Federal Patent Court issued a preliminary opinion upholding the validity of certain claims of the EP 928 patent directed to in situ analysis. On May 7, 2024, the German Federal Patent Court revoked the German part of the EP 928 patent. The Company strongly disagrees with this decision. On September 9, 2024, the Company appealed the decision to the German Federal Court of Justice.
On June 1, 2023, the Company filed requests for preliminary injunctions in the Munich Local Division of the Unified Patent Court (“UPC”) alleging that NanoString’s CosMx Spatial Molecular Imager and associated instruments, reagents and services for RNA detection infringe the EP 928 patent and EP Patent No. 4108782 (the “EP 782 patent”). Hearings were held for the EP 782 and EP 928 patents on September 5 and September 19, respectively. On September 19, 2023, the UPC granted the Company’s request for the EP 782 patent and issued a preliminary injunction requiring NanoString to stop selling and supplying CosMx instruments and reagents for RNA detection in all 17 UPC member states. On October 10, 2023, the UPC denied the Company’s preliminary injunction request for the EP 928 patent. On October 2, 2023, NanoString filed an appeal of the preliminary injunction for the EP 782 patent in the UPC Court of Appeals. A hearing was held before the UPC Court of Appeals on December 18, 2023. The UPC Court of Appeals overturned the preliminary injunction on February 26, 2024.
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
On July 18, 2023, NanoString filed an opposition in the European Patent Office challenging the validity of the EP 782 patent. In March 2025 the European Patent Office held an oral proceeding and upheld the validity of the claims of the EP 782 patent in an amended form. On July 27, 2023, NanoString filed a revocation action in the Munich Central Division of the UPC challenging the validity of the EP 928 patent. A hearing in the revocation action took place on September 18, 2024. Following the hearing, the UPC revoked EP 928. The Company strongly disagrees with this decision. On December 17, 2024, the Company appealed the decision to the UPC Court of Appeals.
Vizgen
Vizgen, Inc. (“Vizgen”) and the Company were previously engaged in litigation in multiple jurisdictions relating to the Company’s Xenium products and Vizgen’s MERSCOPE products. On February 5, 2025, the Company and Vizgen resolved all outstanding litigation between the two companies. All claims in the litigation have been dismissed with prejudice.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Between April 20 and June 21, 2023, Parse filed petitions for IPR of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. The PTAB denied institution of Parse’s petitions for IPR on the other five asserted patents. On January 2 and 5, 2024, Parse filed rehearing requests with the PTAB for the 197 and 013 patents, respectively. On February 5, 2024, the PTAB instituted IPRs for the 197 and 013 patents on Parse’s requests for rehearing. On September 17, 2024, the PTAB found the challenged claims of the 981 patent unpatentable. In February 2025, the PTAB found the challenged claims of the 197 and 013 patents unpatentable. The Company strongly disagrees with these decisions and has appealed.
On February 25, 2025, the Court entered a consent judgment and permanent injunction enjoining Parse from making, using, selling, or offering for sale in the United States, or inducing others to make, use, sell, or offer to sell in the United States, or importing into the United States, for the remaining term of the 992, 207, and 357 patents, any ATAC-seq Method, Composition, or Product, or any other method, composition or product that is not colorably different from the ATAC-seq Methods, Compositions or Products. The Court stayed trial with respect to the 197, 031, and 981 patents pending the appeal of the IPR decisions on these patents.
Curio
On December 1, 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court denied that motion on May 9, 2024. On May 31 and June 20, 2024, Curio answered the Complaint and filed antitrust and unfair competition counterclaims. The Company filed a motion to dismiss Curio’s unfair competition and antitrust counterclaims on July 5, 2024. On February 21, 2025, the Court dismissed all of Curio’s unfair competition and antitrust counterclaims with the exception of one counterclaim alleging the lawsuit is objectively baseless. The Company believes Curio’s remaining counterclaim is meritless and intends to vigorously defend itself. Trial is scheduled for May 2026.
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
5.    Capital Stock
As of March 31, 2025, the number of shares of Class A common stock and Class B common stock issued and outstanding were 109,076,917 and 14,056,833, respectively.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$2,481	$2,033
Research and development	14,106	16,888
Selling, general and administrative	14,489	17,208
Total stock-based compensation expense	$31,076	$36,129
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the three months ended March 31, 2025 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2024	6,493,387	$35.55
Granted	2,016,004	12.11
Vested	(564,701)	47.42
Cancelled	(320,043)	38.48
Outstanding as of March 31, 2025	7,624,647	$28.35
Stock Options
Stock option activity for the three months ended March 31, 2025 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	4,594,582	$45.37
Exercised	(277,212)	1.52
Cancelled and forfeited	(96,812)	52.35
Outstanding as of March 31, 2025	4,220,558	$48.09
Performance Stock Awards
In March 2025, the Company granted 561,603 performance stock units (“PSUs”) under the 2019 Plan to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

i.50% of target PSUs earned will be based on the Company’s compound annual growth rate (“CAGR”) of the Company’s Revenue over a two-year performance period from January 1, 2025 to December 31, 2026. Holders may earn from 0% to 200% of the target amount of shares and earned PSUs will then be subject to service-based vesting; and

ii.50% of target PSUs earned will be based on the relative Total Shareholder Return (“TSR”) of the Company’s common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2025 to December 31, 2027. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $10.76 and $13.94 per share, respectively. Stock-based compensation expense recognized for these awards was approximately $0.1 million for the three months ended March 31, 2025.
The Company estimated the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Expected volatility	67%
Risk-free interest rate	4.0%
Expected dividend yield	—%
In March 2024, the Company granted 219,168 PSUs under the 2019 Plan to certain members of management, which are subject to the achievement of certain market-condition and performance-condition goals established by the Company’s Compensation Committee of the Board of Directors.
As of March 31, 2025, the measurement periods for the 2025 and 2024 PSUs were not completed and the market and performance criteria for the stock awards was not met and therefore no shares vested or became exercisable.
2019 Employee Stock Purchase Plan
A total of 4,909,589 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended March 31, 2025 and 2024, no shares of Class A common stock were issued under the ESPP. As of March 31, 2025, there were 3,928,014 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	4,220,558	5,604,160
Restricted stock units	7,624,647	5,578,818
Shares committed under ESPP	436,873	116,883
Total	12,282,078	11,299,861
8.    Subsequent Event
On May 6, 2025, to decrease its costs and adjust its organizational structure to align with its strategic priorities, the Company committed to a reduction in force that is expected to result in the termination of approximately 8% of the Company’s global workforce. In connection with the reduction in force, the Company currently estimates it will incur between $5.5 million and $6.5 million of costs consisting primarily of cash severance costs which the Company expects to recognize in the second quarter of 2025 and pay by the end of third quarter of 2025. The estimates of costs and expenses that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 12, 2025 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report and Part I, Item 1A of our Annual Report.
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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated solutions include instruments, consumables and software for analyzing biological systems at resolution and scale that matches the complexity of biology. Our commercial product portfolio includes our Chromium instruments and our Visium CytAssist and our Xenium Analyzer, which we refer to as “Spatial instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Customers purchase instruments and consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $34.4 million and $59.9 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.5 billion and cash and cash equivalents and marketable securities totaling $426.9 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Instruments
Chromium	$5,913	$7,850	$(1,937)	(25)%
Spatial	8,902	17,603	(8,701)	(49)
Total instruments revenue	14,815	25,453	(10,638)	(42)
Consumables
Chromium	84,109	83,927	182	0
Spatial	31,247	26,408	4,839	18
Total consumables revenue	115,356	110,335	5,021	5
Services	7,652	5,217	2,435	47
Products and services revenue	$137,823	$141,005	(3,182)	(2)
License and royalty revenue	17,060	1	17,059	NM
Total revenue	$154,883	$141,006	$13,877	10%
Products and services revenue decreased $3.2 million, or 2%, to $137.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Instruments revenue decreased $10.6 million, or 42%, to $14.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Consumables revenue increased $5.0 million, or 5%, to $115.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Services revenue increased $2.4 million, or 47%, for the three months ended March 31, 2025 as compared to three months ended March 31, 2024, primarily driven by an increase in service plans for instruments coming off warranty.
During the three months ended March 31, 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. As part of that settlement, Vizgen has limited rights to certain intellectual property owned or exclusively licensed by the Company. As one part of the settlement, the Company received an upfront payment of $26.0 million and will receive royalties on Vizgen’s sales of products covered by the license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the Vizgen historical revenues prior to the settlement.
We expect our revenues, excluding the impact of license and royalty revenue, to be approximately flat in the second quarter of 2025.
Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of products and services revenue	$49,438	$48,092	$1,346	3%
Gross profit	$105,445	$92,914	$12,531	13%
Gross margin	68%	66%
Cost of products and services revenue increased $1.3 million, or 3%, to $49.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by higher inventory write-downs of $6.2 million, partially offset by lower manufacturing costs of $2.4 million due to decreased sales and change in product mix, lower royalties of $2.1 million and lower warranty costs of $0.4 million. Gross margin increased to 68% primarily due to license and royalty revenue, reflecting a 3.9% benefit to gross margin, and lower manufacturing costs, partially offset by an increase in inventory reserves. We expect our gross margin to fluctuate through the remainder of 2025 due to the one-time benefit in license and royalty revenue experienced in the first quarter, as well as changes in product mix, changes in product prices and increased costs through the remainder of the year.
Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Research and development	$64,245	$68,638	$(4,393)	(6)%
Selling, general and administrative	89,728	85,774	3,954	5
Gain on settlement	(9,200)	—	(9,200)	N/A
Total operating expenses	$144,773	$154,412	$(9,639)	(6)%
Research and development expenses decreased $4.4 million, or 6%, to $64.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by a $3.9 million decrease in personnel expenses, including a $2.8 million decrease in stock-based compensation expense, a $1.9 million decrease in allocated costs for facilities and information technology, partially offset by an $0.8 million increase in laboratory materials and supplies.
Selling, general and administrative expenses increased $4.0 million, or 5%, to $89.7 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily driven by a $3.6 million increase in outside legal expenses and a $2.0 million increase in personnel expenses, partially offset by a $1.2 million decrease in marketing expenses.
Gain on settlement is a result of the Company settling its worldwide patent litigation with Vizgen and the subsequent allocation of the up-front payment.

We expect our operating expenses to trend lower in 2025 as a result of our actions to reduce operating costs including our May 2025 reduction in force that is expected to result in the termination of approximately 8% of our global workforce and additional planned reductions in non-headcount operating expenses.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest income	$3,686	$4,736	$(1,050)	(22)%
Interest expense	—	(1)	1	(100)
Other income (expense), net	2,136	(1,040)	3,176	(305)
Total other income	$5,822	$3,695	$2,127	58%
Interest income decreased by $1.1 million, or 22%, to $3.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to less interest income generated from our investments in marketable securities during the three months ended March 31, 2025.
Other income (expense), net increased by $3.2 million to $2.1 million other income, net for the three months ended March 31, 2025 as compared to $1.0 million other expense, net, for the three months ended March 31, 2024. These increase in other income (expense), net was driven by losses from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $0.9 million and $2.1 million, respectively, for the three months ended March 31, 2025 and 2024. The decrease was primarily due to lower foreign income.
Liquidity and Capital Resources
As of March 31, 2025, we had approximately $426.9 million in cash and cash equivalents and marketable securities which were primarily held in U.S. banks. We have generated negative cumulative cash flows from operations since inception through March 31, 2025, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
We currently anticipate making aggregate capital expenditures of between approximately $10 million and $15 million during the next 12 months, which we expect to include, among other expenditures, equipment to be used for manufacturing and research and development.
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
Sources of liquidity
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$34,351	$(15,725)
Investing activities	(1,893)	10,632
Financing activities	422	1,638
Effect of exchange rates changes on cash, cash equivalents	114	(48)
Net increase (decrease) in cash and cash equivalents	$32,994	$(3,503)
Operating activities
The net cash provided by operating activities of $34.4 million for the three months ended March 31, 2025 was primarily due to a net loss of $34.4 million, net cash inflow from changes in operating assets and liabilities of $28.3 million, primarily offset by stock-based compensation expense of $31.1 million, depreciation and amortization of $8.0 million and amortization of leased right-of-use assets of $1.8 million. The net cash inflow from operating assets and liabilities was primarily due to a decrease in accounts receivable of $35.3 million and a decrease in inventory of $8.1 million. The net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued compensation and other related benefits of $11.7 million related to prior year annual bonus payments, an increase in prepaid expenses and other current assets of $5.5 million, a decrease in operating lease liability of $2.6 million and a decrease in accounts payable of $2.5 million.
The net cash used in operating activities of $15.7 million for the three months ended March 31, 2024 was primarily due to a net loss of $59.9 million, net cash outflow from changes in operating assets and liabilities of $6.3 million, primarily offset by stock-based compensation expense of $36.1 million, depreciation and amortization of $9.2 million, lease and asset impairment charges of $2.5 million, amortization of leased right-of-use assets of $2.3 million and other non-cash expenses of $0.4 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities of $12.7 million primarily driven by a payment of $20.0 million related to purchase consideration, an increase in inventory of $9.9 million, a decrease in accrued compensation and other related benefits of $9.4 million related to prior year annual bonus payments and a decrease in operating lease liability of $3.0 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts receivable of $23.5 million due to timing of collections, an increase in accounts payable of $4.6 million and an increase in deferred revenue of $2.1 million.
Investing activities
The net cash used in investing activities of $1.9 million in the three months ended March 31, 2025 was due to purchases of property and equipment.
The net cash provided by investing activities of $10.6 million in the three months ended March 31, 2024 was due to proceeds from sales and maturities of marketable securities of $0.6 million and $13.0 million, respectively, partially offset by purchases of property and equipment of $2.9 million.
Financing activities
The net cash provided by financing activities of $0.4 million in the three months ended March 31, 2025 was primarily from proceeds related to the issuance of common stock from the exercise of stock options.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 12, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 4, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A.    Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in the Annual Report on Form 10-K that we filed with the SEC on February 12, 2025, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock. In addition, you should consider the interrelationship and compounding effects of multiple risks occurring simultaneously.
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
•Our ability to compete effectively;
•Our pricing strategy;
•Trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers;
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
The summary risk factors described above should be read together with the text of the full risk factors below in this section titled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future prospects.

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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•delays in, changes in terms of, reductions of or cancellations of U.S. academic and government research funding of life sciences research, generally, or of research projects which utilize or could utilize our solutions, specifically, or other changes that impact budgets, budget cycles, seasonal or other spending patterns or the operations of our customers or the institutions that fund them, including potential freezes of, reductions in or reduced availability of U.S. academic and government research funding, including funding from the National Institutes of Health (NIH) or other sources for our customers;
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
•trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers, including retaliatory measures taken by trade partners;
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
Our business is significantly dependent on researchers and institutions which rely heavily on U.S. academic and government funding, including NIH grants, and any delays, reductions, modification of the terms or cancellations of such funding, or other changes to the budgets, budget cycles, seasonal or other spending patterns or the operations of our customers or the institutions that fund them, could adversely affect our sales and financial performance.

A substantial portion of our revenue is derived from sales to academic institutions, research organizations and other entities that rely heavily on U.S. academic and government funding, including grants from the NIH and other government agencies or other funding sources. Government funding is subject to annual appropriations and budgetary constraints, and there is no assurance that such funding will continue at current levels or at all. Changes in U.S. academic and government budgets, priorities, policies or operations could result in delays, reductions or cancellations of funding for our customers' research. If researchers experience delays, reductions or cancellations in U.S. academic and government funding, or modifications of the terms or conditions of funding, they may reduce, delay or cancel entirely their purchases of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Any changes in U.S. academic and government regulations, policies or operations that affect the terms of research funding could impact our customers’ ability to secure funding and, consequently, the timing and demand for our products and services. For example, in February 2025, the NIH imposed a standard indirect rate of 15% across all NIH grants for indirect costs, defined as “facilities” and “administration,” in lieu of a separately negotiated rate for indirect costs in every grant. Indirect costs represented $9 billion of the $35 billion in grants awarded by the NIH in 2023, which is more than 25% of total grant dollars awarded by the NIH. Our customers may face increased financial pressure due to this change or any future caps on indirect costs. The imposition of this cap, or other changes to grant terms, conditions or processes including those related to the disbursement of funds, could lead to delayed, reduced or cancelled funding otherwise available for purchasing research supplies and equipment, thereby negatively impacting our sales.

In addition, various private, state, federal and international agencies that provide grants and other funding may be subject to budgetary or other constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, budget reprioritizations, delays or funding cancellations, which could jeopardize the ability of researchers to purchase our products. For example, congressional appropriations to the NIH have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease in the future and in April 2025 the United States Presidential administration proposed cuts to the NIH including a more than 40% cut to the NIH’s annual budget commencing with the 2026 fiscal year beginning in October 2025. Further, in January 2025 the Executive Office of the President’s Office of Management and Budget (OMB) issued a memorandum “temporarily paus[ing] all activities related to obligation or disbursement of all Federal financial assistance...” which may have the effect of preventing customers or potential customers from accessing grants or funding. Additionally, changes to the operations of our customers or the institutions that fund them including reductions in staffing or reorganizations of U.S. academic and government funding institutions may also cause delays, reductions or cancellations of research spending, negatively impacting our sales. For example, in March 2025, the Department of Health and Human Services, which includes the NIH, announced a reduction in workforce of approximately 20,000 employees, or approximately one quarter of its staff, and the NIH removed the chiefs of four of the NIH’s twenty-seven institutes and centers. The NIH laid off hundreds of additional employees in May 2025. Fewer staff available to process, review and make decisions regarding funding requests or complete other funding-related activities could delay or prevent our customers from receiving necessary funding to purchase our products. Further, in January 2025 a number of scientific gatherings and panels across federal science agencies, including several meetings of NIH study sections which review applications for fellowships and grants, were canceled pursuant to agency notices. These meetings can be hard to reschedule and can substantially delay grant approvals. Any cancellations or delays in the ability of NIH or other funding bodies to make and execute decisions to fund research which uses our products could delay or prevent researchers from purchasing our products or reduce their purchases, negatively impacting our financial results. A decrease in the amount of, or delay in the approval of, appropriations to or disbursements from the NIH or other funding organizations, such as the Medical Research Council in the United Kingdom, could result in less funding available for life sciences research or negatively affect the timing of purchases of our products. For example, one potential customer in 2025 was no longer able to purchase our products for an AIDS vaccine-related research project due to a near-total freeze in January 2025 followed by a substantial reduction in March 2025 in funding from the United States Agency for International Development (USAID). Delays, reductions, modification of the terms or cancellations of funding could also result in a decrease in the aggregate amount of grants awarded or funding disbursed for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce, delay or cancel purchases of our products. For example, in March 2025 the NIH terminated approximately seven hundred research grants totaling more than $2.4 billion that funded scientific research, including studies related to breast cancer, Alzheimer’s disease and HIV prevention, among other topics. Our operating results may fluctuate substantially due to any such delays, reductions, modification of terms or cancellations.

In addition to the risks to customer spending posed by recent changes and uncertainty related to U.S academic and government funding including direct government funding of research projects, actions by the federal government of the United States generally targeting federal funding to research institutions who are or could be purchasers of our products pose risks to our operating results. For example, in 2025 the United States government threatened to freeze or cancel billions of dollars of federal funding to multiple institutions, including certain of our customers, if such institutions did not take certain actions to limit activism on campus. These or similar actions, such as revoking the tax exempt status of research universities, could have the effect of delaying, reducing or eliminating institutional funding available for research projects, which could in turn delay, limit or cancel purchases of our products by researchers at targeted institutions and negatively impact our revenue. Some institutions have responded to these risks of losing federal funding by implementing measures that could also have adverse impacts on our revenue, including hiring freezes, rescissions of offers of acceptance to academic programs, caps or additional scrutiny, processes or layers of approval required to authorize expenditures or limitations or reductions on capital expenditures which may, for example, delay or prevent purchases of our instruments. Additionally, in 2025 the United States Department of State revoked the visas or legal statuses of, to date, more than 1,800 international students at more than 280 colleges and universities in the United States on the grounds that the “presence or activities in the United States [of such students]...would have potentially serious adverse foreign policy consequences for the United States.” These or potential additional future visa or legal status revocations or similar actions could negatively impact our revenue as some affected individuals may be current or potential users or purchasers of our products.

There is currently significant uncertainty regarding further delays, reductions, modification of the terms or cancellations of U.S. academic and government funding or other changes to the budgets, budget cycles, seasonal or other spending patterns or the operations of our customers or the institutions that fund them. Delays, reductions, cancellations, caps, reprioritizations or other changes to our customers’ budgets, expenditures or operations could materially and adversely affect our business, operating results and financial condition.

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

In recent years, we have expanded our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, including in the Asia-Pacific region. For the years ended December 31, 2024 and 2023, sales outside of North America constituted a substantial component of our total sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and its trade partners, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and, in 2025, the United States implemented and is considering additional new tariffs or other restrictions on goods from a number of other countries.
This has subjected and may in the future subject our business to retaliatory measures taken by trade partners, including China or other countries which have had and may in the future have an adverse impact on our financial results. Such measures have and could in the future include restrictions on our ability to sell or import our products into other countries or increase the prices of our products. For example, in early 2025, the United States Presidential administration implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of April 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. As of the date hereof, substantial uncertainty continues regarding additional tariff-related policy changes of the United States and other countries.
We face increased costs due to tariffs imposed by the United States on materials we purchase, which may negatively impact our financial results. These tariffs raise the cost of supplies and components we import, potentially leading to price increases for our products and affecting demand and competitive positioning. Additionally, tariffs could disrupt supply chains and exacerbate economic instability. If we cannot recover higher costs promptly, our margins and profitability may decline. Further tariffs could worsen these risks. Our business has and may in the future be adversely impacted by retaliatory trade measures taken by trade partners, which could materially harm our business, financial condition and results of operations. The nature of the dispute between the United States and its trade partners continues to evolve and our products could become subject to additional tariffs. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and customer sentiment outside the United States, including increases in inflation and interest rates, and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment between the United States and its trade partners and uncertainty how each will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly or indirectly adversely impact our financial results and results of operations.
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
•currency fluctuations;
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
In conducting our international operations, we are subject to United States laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Additionally, our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. These laws generally prohibit, unless authorized by the relevant authority or otherwise exempt from the regulations, the conduct of business with persons, countries, regions, and governments that are targeted by “sanctions,” including but not limited to persons listed on the United States Department of Commerce’s List of Denied Persons and the United States Department of Treasury’s Specially Designated Nationals and Blocked Persons List, and the areas subject to trade embargoes by the United States (currently, Cuba, Iran, Syria, North Korea, and the Crimea, Donetsk and Luhansk regions of Ukraine). Our global operations expose us to the risk of violating, or being accused of violating, these laws and regulations. Failure to comply may subject us to reputational harm, claims or significant financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive.
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
Weakening economic conditions in China, our dependence on local distributors and other third parties to commercialize our products in China, and local competition and trade tensions between the United States and China (including recent U.S. tariffs imposed or threatened to be imposed on China and any potential retaliatory actions taken by China), among other factors, have in the past resulted, and may again result, in difficulty generating revenue for sales of our products in China. In early 2025, trade and export control tensions between the United States and China substantially increased. See the risk factor titled “Trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.” We purchase certain materials originating in China which are subject to the increased tariffs imposed by the United States and as such, these tariffs have increased and may in the future increase our costs, negatively impacting our financial results. Additionally, tariffs have been implemented in China that cover exports of certain of our products from the United States into China. It is possible that China could raise existing tariff rates on our products or that new or enhanced tariffs may be imposed that could cover imports or the export or sale of our products, which could adversely affect the marketability of our products and our results of operations.
Our ability to sell our products in China may be negatively impacted by other evolving laws and regulations in the U.S. and China. Certain risks and uncertainties of doing business in China are within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. The Chinese government requires compliance with significant technical and other regulatory requirements and may adopt new regulations that may impact entities operating in China, including us, our distributors, suppliers and other third parties, potentially with little advance notice, which may directly or indirectly impact our sales and operations in China. These actions may increase the cost of doing business in China or limit how we may do business in China, which could materially and adversely affect our business.
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
We also have suppliers, employees and manufacturing operations in Taiwan. As a result, our business could be materially and negatively impacted by adverse changes in China-Taiwan relations. Accordingly, further deterioration in military, political and economic relations between China and Taiwan, as well as the ongoing geopolitical and economic uncertainty between the U.S. and China and other geopolitical risks with respect to China and Taiwan, may cause disruptions in our ability to source products or materials from or to China and Taiwan, which may, directly or indirectly, harm our business.
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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $182.6 million and $255.1 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $1.5 billion. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. We also expect that our operating expenses will continue to increase as we grow our business. To date, we have financed our operations principally from equity offerings, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or that we attain cash flows from operating activities in excess of our capital investment requirements on a sustained basis or attain profitability, in the future. Further, our limited operating history and fluctuations in revenue over the last several years make it difficult to effectively plan for and model future revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressures could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which may be exacerbated by tariffs imposed by the United States which are currently, or in the future, under consideration, proposed or enacted. We may not fully offset these cost increases by raising prices for our instruments and consumables, which could result in downward pressure on our margins. Further, while we anticipate lowering prices on certain of our products in 2025, our customers may choose to reduce their business with us if in the future we increase our pricing. Additionally, changes in our product mix may negatively affect our gross margins. We may never be able to generate sufficient revenue to achieve or sustain cash flows from operating activities in excess of our capital investment requirements or profitability and our historical growth should not be considered indicative of our future performance. Our failure to achieve, return to or maintain growth, cash flows from operating activities in excess of our capital investment requirements or profitability could negatively impact the value of our Class A common stock.

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
Our continued success depends, in part, on attracting, retaining and motivating highly trained sales personnel, including individuals with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and elsewhere and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. In August 2022 we conducted a reduction in force in order to decrease costs and maintain a streamlined organization to support our business and in December 2023, we committed to a restructuring plan related to the closure of one of our research and development facilities. We conducted an additional reduction in force in May 2025 to decrease costs and adjust our organizational structure to align with our strategic priorities. We may not realize the expected benefits of this reduction in force including its anticipated cost savings, and the reduction in force may result in negative unintended consequences including, for example, unwanted attrition of valuable employees or organizational strain stemming from the reallocation of some responsibilities across a comparatively smaller employee base. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives with fewer employees and losses of intellectual capital. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with both companies that may have greater financial resources than we do and early stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our operating results and prospects of success.
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
In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, including the key business metrics discussed in our Annual Report. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business evolves and as we introduce new products and new versions of existing products. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business evolves and we introduce new products or new versions of existing products, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include a slow-down, recession or inflationary pressures in the general economy, reduced market growth rates, tighter credit markets for us, our suppliers, vendors or customers, a significant shift in government policies (including funding for scientific research or changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on imports or exports), significant social unrest, or the deterioration of economic relations between countries (such as the U.S. and China) or regions. For example, in early 2025, a number of economists, investment professionals and other analysts have indicated that there is a possibility of a near-term United States economic recession, which, if manifested, could significantly negatively impact our operating results including, for example, by reducing demand for our products. Additionally, adverse economic conditions may cause our suppliers, distributors, contractors or other third-party suppliers or manufacturers to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected.
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
In the past we have initiated, and we are currently involved in, litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. See Note 4, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved. In addition to the litigation in Note 4, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
In the past we have provided, and in the future we may provide, guidance and other expectations regarding our expected financial and business performance. Our guidance is based on a number of assumptions and does not reflect all possible impacts to our business including, for example, all potential impacts of recently announced changes to government funding of research and the other risks discussed in this section titled Risk Factors. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance or the other expectations we set may not ultimately be accurate and has in the past been inaccurate in certain respects. For example, we failed to meet our publicly announced guidance regarding full year revenue in both 2022 and 2024 and in May 2025 we withdrew previously provided guidance regarding full year 2025 revenue and implemented quarterly guidance beginning with the second quarter of 2025. Further, in August 2022, we announced our goal to attain cash flows from operating activities in excess of our capital investment requirements by the end of 2023. While we achieved this goal for the quarter ended December 31, 2023, we did not attain cash flows from operating activities in excess of our capital investment requirements for the full year ended December 31, 2024 and we may not be able to maintain cash flows from operating activities in excess of our capital investment requirements in the future on a sustained basis or at all due to a variety of factors, including if we do not generate sufficient revenue or achieve our gross margin targets, if we acquire businesses or technologies (or complete expenditures related to previous acquisitions) or if our spending is higher than anticipated. If our guidance varies from actual results or if we fail to meet other expectations regarding our business, the market value of our Class A common stock could decline significantly.
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
Item 5.    Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On September 12, 2024, Serge Saxonov, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 35,600 shares of the Company’s common stock plus up to 136,000 carryover shares from a prior 10b5-1 plan. The expiration date of the trading arrangement was December 31, 2025. On March 4, 2025, the trading arrangement was terminated at the election of Dr. Saxonov.

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

10x Genomics, Inc.

Date: May 8, 2025	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)