Form 10-Q
period 2025-06-30
10x Genomics, Inc.
filed 2025-08-08
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2025, the registrant had 114,411,468 shares of Class A common stock, $0.00001 par value per share, outstanding and 10,078,872 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, planned acquisition of Scale Biosciences, Inc., results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, factors affecting our performance, revenues, gross margin, expenses, organization, business and other trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's (“SEC”) website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Quarterly Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “10x” and similar references refer to 10x Genomics, Inc. and its subsidiaries.

Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts (https://www.linkedin.com/company/10xgenomics, https://X.com/10xGenomics, https://www.facebook.com/10xGenomics, https://bsky.app/profile/10xgenomics.bsky.social and https://www.youtube.com/@10xGenomics). We use these channels to communicate with our customers and the public about the Company, our products, our services, our financial results, business developments and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$397,712	$344,067
Marketable securities	49,549	49,335
Accounts receivable, net	49,977	87,862
Other receivables	69,090	606
Inventory	68,968	83,107
Prepaid expenses and other current assets	20,365	19,410
Total current assets	655,661	584,387
Property and equipment, net	239,710	252,648
Operating lease right-of-use assets	62,700	57,290
Goodwill	4,511	4,511
Intangible assets, net	14,714	15,671
Other noncurrent assets	2,674	4,129
Total assets	$979,970	$918,636
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,938	$12,909
Accrued compensation and related benefits	26,102	33,615
Accrued expenses and other current liabilities	39,063	41,165
Deferred revenue	21,449	20,658
Operating lease liabilities	9,669	9,286
Total current liabilities	112,221	117,633
Operating lease liabilities, noncurrent	77,075	73,327
Deferred revenue, noncurrent	11,270	12,513
Other noncurrent liabilities	6,125	5,029
Total liabilities	206,691	208,502
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,239,924	2,177,672
Accumulated deficit	(1,466,867)	(1,467,047)
Accumulated other comprehensive income (loss)	220	(493)
Total stockholders’ equity	773,279	710,134
Total liabilities and stockholders’ equity	$979,970	$918,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Products and services revenue	$145,157	$152,990	$282,980	$293,995
License and royalty revenue	27,751	114	44,811	115
Revenue	172,908	153,104	327,791	294,110
Cost of products and services revenue	47,824	48,884	97,262	96,976
Gross profit	125,084	104,220	230,529	197,134
Operating expenses:
Research and development	61,224	62,918	125,469	131,556
Selling, general and administrative	74,434	83,039	164,162	168,813
Gain on settlement	(40,700)	—	(49,900)	—
Total operating expenses	94,958	145,957	239,731	300,369
Income (loss) from operations	30,126	(41,737)	(9,202)	(103,235)
Other income (expense):
Interest income	4,271	4,715	7,957	9,451
Interest expense	(3)	(1)	(3)	(2)
Other income (expense), net	2,603	(56)	4,739	(1,096)
Total other income	6,871	4,658	12,693	8,353
Income (loss) before provision for income taxes	36,997	(37,079)	3,491	(94,882)
Provision for income taxes	2,459	818	3,311	2,964
Net income (loss)	$34,538	$(37,897)	$180	$(97,846)

Net income (loss) per share, basic	$0.28	$(0.32)	$0.00	$(0.82)
Net income (loss) per share, diluted	$0.28	$(0.32)	$0.00	$(0.82)

Weighted-average shares used to compute net income (loss) per share, basic	123,755,409	120,066,972	123,183,924	119,461,485
Weighted-average shares used to compute net income (loss) per share, diluted	124,509,720	120,066,972	124,258,150	119,461,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$34,538	$(37,897)	$180	$(97,846)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	3	48	(17)	185
Foreign currency translation adjustment	584	(22)	730	(186)
Other comprehensive income (loss), net of tax	587	26	713	(1)
Comprehensive income (loss)	$35,125	$(37,871)	$893	$(97,847)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
Issuance of Class A common stock related to equity awards	841,913	—	422	—	—	422
Stock-based compensation	—	—	30,571	—	—	30,571
Net loss	—	—	—	(34,358)	—	(34,358)
Other comprehensive income	—	—	—	—	126	126
Balance as of March 31, 2025	123,133,750	2	2,208,665	(1,501,405)	(367)	706,895
Issuance of Class A common stock related to equity awards	1,308,382	—	3,522	—	—	3,522
Stock-based compensation	—	—	27,737	—	—	27,737
Net income	—	—	—	34,538	—	34,538
Other comprehensive income	—	—	—	—	587	587
Balance as of June 30, 2025	124,442,132	$2	$2,239,924	$(1,466,867)	$220	$773,279

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
Issuance of Class A common stock related to equity awards	605,487	—	1,638	—	—	1,638
Stock-based compensation	—	—	36,129	—	—	36,129
Net loss	—	—	—	(59,949)	—	(59,949)
Other comprehensive loss	—	—	—	—	(27)	(27)
Balance as of March 31, 2024	119,700,849	2	2,063,657	(1,344,369)	(456)	718,834
Issuance of Class A common stock related to equity awards	773,318	—	4,603	—	—	4,603
Stock-based compensation	—	—	38,492	—	—	38,492
Net loss	—	—	—	(37,897)	—	(37,897)
Other comprehensive income	—	—	—	—	26	26
Balance as of June 30, 2024	120,474,167	$2	$2,106,752	$(1,382,266)	$(430)	$724,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$180	$(97,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	58,635	74,621
Depreciation and amortization	15,837	18,165
Amortization of right-of-use assets	3,628	4,229
Lease and asset impairment charges	114	2,454
Realized loss on marketable securities	—	1
Other	(926)	509
Changes in operating assets and liabilities:
Accounts receivable	37,917	23,638
Other receivables	(68,484)	(102)
Inventory	15,084	(15,134)
Prepaid expenses and other current assets	(741)	(796)
Other noncurrent assets	2,439	(2,133)
Accounts payable	3,488	5,705
Accrued compensation and other related benefits	(7,817)	(9,960)
Deferred revenue	(458)	5,832
Accrued expenses and other current liabilities	(2,891)	(12,127)
Operating lease liability	(4,986)	(5,599)
Other noncurrent liabilities	1,040	314
Net cash provided by (used in) operating activities	52,059	(8,229)
Investing activities:
Purchases of intangible assets	—	(1,000)
Purchases of property and equipment	(3,471)	(5,788)
Purchases of marketable securities	(49,361)	—
Proceeds from sales of marketable securities	—	3,585
Proceeds from maturities of marketable securities	50,000	25,782
Net cash provided by (used in) investing activities	(2,832)	22,579
Financing activities:
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	3,944	6,241
Net cash provided by financing activities	3,944	6,241
Effect of exchange rates changes on cash, cash equivalents	474	(51)
Net increase in cash and cash equivalents	53,645	20,540
Cash, cash equivalents at beginning of period	344,067	359,284
Cash, cash equivalents at end of period	$397,712	$379,824

Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,318	$2,040
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$301	$1,452
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,307	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biological systems at resolution and scale that matches the complexity of biology. The Company’s integrated research solutions include the Company’s Chromium instruments and the Company's Visium CytAssist and Xenium Analyzer, which the Company refers to as “Spatial instruments,” and the Company’s proprietary microfluidic chips, slides, reagents and other consumables for the Company’s Chromium, Visium and Xenium solutions, which the Company refers to as “consumables.” The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe, Oceania and North America.
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on February 12, 2025 (our “Annual Report”).
2.    Summary of Significant Accounting Policies
Except as noted below, there were no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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
Reclassification
Amounts related to the royalty revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 have been reclassified to conform to the current presentation. Amounts related to the other receivables in the condensed consolidated balance sheet as of December 31, 2024 have been reclassified to conform to the current presentation.

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
3.     Restructuring
On May 6, 2025, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of $6.0 million associated with this plan, comprised primarily of severance-related costs, were recorded in the three and six months ended June 30, 2025.
The following table is a summary of restructuring costs for the three and six months ended June 30, 2025 (in thousands):

	Severance and Benefits Costs	Stock-Based Compensation Expense	Total
Restructuring charge	$5,707	$314	$6,021
Cash payments made	(3,005)	—	(3,005)
Balance at June 30, 2025	$2,702	$—	$2,702
Restructuring costs of $0.4 million, $3.9 million and $1.7 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Company's condensed consolidated

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
statements of operations during the three and six months ended June 30, 2025. The restructuring activities are expected to be substantially completed by the end of the third quarter of 2025.
4.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$380,673	$—	$—	$380,673	$322,012	$—	$—	$322,012	Level 1
Marketable securities:
Government debt securities	49,548	1	—	49,549	49,317	18	—	49,335	Level 2
Total available-for-sale securities	$430,221	$1	$—	$430,222	$371,329	$18	$—	$371,347
The contractual maturities of marketable securities as of June 30, 2025 were all less than one year.
The Company incurred no material gross realized gains or losses from available-for-sales debt securities during the three and six months ended June 30, 2025 or June 30, 2024.
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
Inventory
Inventory was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Purchased materials	$20,544	$38,930
Work in progress	29,626	27,441
Finished goods	18,798	16,736
Inventory	$68,968	$83,107
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2025	December 31, 2024
Land	$36,765	$36,765
Building	147,493	147,094
Laboratory equipment and machinery	76,899	72,498
Computer equipment and software	15,121	14,953
Furniture and fixtures	9,854	9,586
Leasehold improvements	90,631	89,567
Construction in progress	2,737	5,152
Total property and equipment	379,500	375,615
Less: accumulated depreciation and amortization	(139,790)	(122,967)
Property and equipment, net	$239,710	$252,648
During the six months ended June 30, 2025, the Company recorded impairment charges of $0.1 million related to equipment, which was triggered by a decision to discontinue an engineering project. During the three months ended June 30, 2025, the Company had no impairment charges.
During the three and six months ended June 30, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $0.3 million, $0.7 million and $1.1 million was classified in cost of revenue, research and development, and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.
Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related costs	$4,646	$2,970
Accrued bonus	14,373	21,859
Accrued commissions	4,187	5,938
Other	2,896	2,848
Accrued compensation and related benefits	$26,102	$33,615
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Legal and related costs	$4,661	$6,100
Royalties for licensed technologies	4,306	7,042
Professional services	3,849	5,315
Product warranties	8,456	8,615
Taxes payable	4,972	4,936
Other	12,819	9,157
Accrued expenses and other current liabilities	$39,063	$41,165
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2025	2024
Beginning of period	$8,615	$8,116
Amounts charged to cost of revenue	6,020	5,031
Repairs and replacements	(6,179)	(3,693)
End of period	$8,456	$9,454
Revenue and Deferred Revenue
As of June 30, 2025, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $32.7 million, of which approximately $21.4 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $32.7 million and $33.2 million as of June 30, 2025 and December 31, 2024, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods indicated were included in deferred revenue as of December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue recognized	$5,046	$3,146	$10,903	$6,741
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Instruments
Chromium	$5,727	$8,792	$11,640	$16,642
Spatial	8,770	15,060	17,672	32,663
Total instruments revenue	14,497	23,852	29,312	49,305
Consumables
Chromium	85,788	94,108	169,897	178,035
Spatial	36,397	29,254	67,644	55,662
Total consumables revenue	122,185	123,362	237,541	233,697
Services	8,475	5,776	16,127	10,993
Products and services revenue	145,157	152,990	282,980	293,995
License and royalty revenue	27,751	114	44,811	115
Total revenue	$172,908	$153,104	$327,791	$294,110

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas
United States(1)	$103,491	$89,672	$190,309	$165,309
Americas (excluding United States)	2,667	3,419	6,419	7,412
Total Americas	106,158	93,091	196,728	172,721
Europe, Middle East and Africa	34,734	37,362	66,629	72,083
Asia-Pacific
China	23,170	13,738	40,053	27,662
Asia-Pacific (excluding China)	8,846	8,913	24,381	21,644
Total Asia-Pacific	32,016	22,651	64,434	49,306
Total revenue	$172,908	$153,104	$327,791	$294,110
(1) Includes license and royalty revenue.

License and Royalty Revenue
In February 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. As part of that settlement, Vizgen has limited rights to certain intellectual property owned or exclusively licensed by the Company. As one part of the settlement, the Company received an upfront payment of $26.0 million and will receive royalties on Vizgen’s sales of products covered by the license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the Vizgen historical revenues prior to the settlement.
In May 2025, the Company entered into a settlement agreement and license agreements with Bruker Corporation resolving all outstanding litigation and other proceedings between the parties across all jurisdictions around the world. Under the agreements, the Company will receive four quarterly installment payments beginning in the third quarter of 2025, which total $68.0 million, and applicable interest. The Company will also receive royalties on Bruker’s sales of products and services covered by the license. The $68.0 million was recorded as a $40.7 million gain on settlement and $27.3 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the historical revenues prior to the settlement. As of June 30, 2025, the $68.0 million was recognized under other receivables which is presented separately on the Company’s Condensed Consolidated Balance Sheets.

Other Income (Expense), Net
Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in the consolidated statements of operations. The Company recognized foreign currency transaction income of $2.3 million and $3.7 million for the three and six months ended June 30, 2025, and foreign currency transaction loss of $0.1 million and $1.0 million for the three and six months ended June 30, 2024, respectively.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
The payments due under the Company’s operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Operating Leases
2025 (excluding the six months ended June 30, 2025)	$6,631
2026	15,765
2027	15,693
2028	15,845
2029	14,484
Thereafter	39,150
Total lease payments	$107,568
Less: imputed interest	(20,824)
Present value of operating lease liabilities	$86,744
Operating lease liabilities, current	$9,669
Operating lease liabilities, noncurrent	77,075
Total operating lease liabilities	$86,744
The following table summarizes additional information related to operating leases as of June 30, 2025:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	7.2 years	6.8 years
Weighted-average discount rate	5.9%	5.8%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of June 30, 2025, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
Bruker (NanoString)
Bruker Corporation (“Bruker”) and the Company were previously engaged in litigation in multiple jurisdictions relating to the Company’s Visium products and Bruker’s GeoMx and CosMx products. On May 12, 2025, the Company and Bruker resolved all outstanding litigation between the two companies. All claims in the litigation have been dismissed with prejudice.
Vizgen
Vizgen, Inc. (“Vizgen”) and the Company were previously engaged in litigation in multiple jurisdictions relating to the Company’s Xenium products and Vizgen’s MERSCOPE products. On February 5, 2025, the Company and Vizgen resolved all outstanding litigation between the two companies. All claims in the litigation have been dismissed with prejudice.
Parse
On August 24, 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995 (the “995 patent”),

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10,619,207 (the “207 patent”) and 10,738,357 (the “357 patent”). The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to Parse’s making, using, selling, offering to sell, exporting and/or importing in the United States Parse’s Evercode Whole Transcriptomics products and ATAC-seq products. On October 17, 2022, Parse filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court held a hearing on the motion to dismiss on November 22, 2022, and supplemental briefing was submitted on December 15, 2022. On September 14, 2023, the Court denied the motion. Parse filed its answer on October 6, 2023. A Markman hearing was held on February 21, 2024, and the Court issued its claim construction order on May 3, 2024.
Between April 20 and June 21, 2023, Parse filed petitions for Inter Partes Review (“IPR”) of all of the patents asserted. On October 13, 2023, IPR was instituted on the 981 patent. The PTAB denied institution of Parse’s petitions for IPR on the other five asserted patents. On January 2 and 5, 2024, Parse filed rehearing requests with the PTAB for the 197 and 013 patents, respectively. On February 5, 2024, the PTAB instituted IPRs for the 197 and 013 patents on Parse’s requests for rehearing. On September 17, 2024, the PTAB found the challenged claims of the 981 patent unpatentable. In February 2025, the PTAB found the challenged claims of the 197 and 013 patents unpatentable. The Company strongly disagrees with these decisions and has appealed.
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

Curio
On December 1, 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138, and 11,761,030. On February 1, 2024, Curio filed a motion to dismiss alleging that the asserted claims are directed to patent ineligible subject matter. The Court denied that motion on May 9, 2024. On May 31 and June 20, 2024, Curio answered the Complaint and filed antitrust and unfair competition counterclaims. The Company filed a motion to dismiss Curio’s unfair competition and antitrust counterclaims on July 5, 2024. On February 21, 2025, the Court dismissed all of Curio’s unfair competition and antitrust counterclaims with the exception of one counterclaim alleging the lawsuit is objectively baseless. The Company believes Curio’s remaining counterclaim is meritless and intends to vigorously defend itself. On June 20, 2025, the Court granted the Company’s motion to bifurcate and stay the remaining counterclaim with respect to expert discovery and trial. Trial on the Company’s affirmative case is scheduled for May 2026.

Between September and November 2024, Curio filed petitions for IPR of each of the asserted patents. On March 19, 2025, the PTAB denied institution of Curio’s IPR for U.S. Patent No. 10,480,022. On July 18, 2025, the PTAB denied Curio’s request for reconsideration of the IPR institution denial. On May 21, 2025, the PTAB denied institution of Curio’s IPRs for U.S. Patent Nos. 11,549,138 and 11,761,030. On July 25, 2025, the PTAB denied institution of Curio’s IPRs for U.S. Patent Nos. 10,662,468 and 11,001,879.

On December 4, 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). A hearing was held on March 26, 2024. On April 30, 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. Curio did not appeal the preliminary injunction. On March 25, 2024, the Company filed a main request in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe the EP 391 patent. A hearing in the main action took place in May 2025. On June 14, 2025, the UPC found that Curio directly infringes claim 14 of the EP 391 patent and issued a permanent injunction ordering Curio to cease and desist from selling the Seeker products in Germany, France, and Sweden.
6.    Capital Stock
As of June 30, 2025, the number of shares of Class A common stock and Class B common stock issued and outstanding were 114,363,260 and 10,078,872, respectively.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class B common stock converted to Class A common stock	3,977,961	—	3,977,961	—
7.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation cost for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,989	$2,247	$4,470	$4,280
Research and development	12,613	17,862	26,719	34,750
Selling, general and administrative	12,643	18,383	27,132	35,591
Total stock-based compensation expense	$27,245	$38,492	$58,321	$74,621
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the six months ended June 30, 2025 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2024	6,493,387	$35.55
Granted	4,801,774	10.22
Vested	(1,407,413)	36.29
Cancelled	(731,363)	30.52
Outstanding as of June 30, 2025	9,156,385	$22.56
Stock Options
Stock option activity for the six months ended June 30, 2025 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	4,594,582	$45.37
Exercised	(296,116)	1.63
Cancelled and forfeited	(328,744)	58.94
Outstanding as of June 30, 2025	3,969,722	$47.51
Performance Stock Awards
In March 2025, the Company granted 561,603 performance stock units (“PSUs”) under the 2019 Omnibus Incentive Plan (“2019 plan”) to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
i.50% of target PSUs earned will be based on the Company’s compound annual growth rate (“CAGR”) of the Company’s Revenue over a two-year performance period from January 1, 2025 to December 31, 2026. Holders may earn from 0% to 200% of the target amount of shares and earned PSUs will then be subject to service-based vesting; and

ii.50% of target PSUs earned will be based on the relative Total Shareholder Return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2025 to December 31, 2027. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.

The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $10.76 and $13.94 per share, respectively. Stock-based compensation expense recognized for the PSUs relating to TSR components were approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively. The PSUs relating to CAGR components were not deemed probable of vesting as of June 30, 2025, and no expenses were recognized for 2025.
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
As of June 30, 2025, the measurement periods for the 2025 and 2024 PSUs were not completed and the market and performance criteria for the stock awards was not met and therefore no shares vested or became exercisable.
2019 Employee Stock Purchase Plan
A total of 4,909,589 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three and six months ended June 30, 2025 and 2024, 446,766 and 192,869 shares of Class A common stock, respectively, were issued under the ESPP. As of June 30, 2025, there were 3,481,248 shares available for issuance under the ESPP.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8.    Net Income (Loss) Per Share
The Company computes net income (loss) per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. The holders of our Class A and Class B common stock (together, "common stock") have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents net income (loss) per share for Class A and Class B common stock together.
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Net income (loss)	$34,538	$(37,897)	$180	$(97,846)
Weighted average common shares	123,755,409	120,066,972	123,183,924	119,461,485
Basic net income (loss) per share	$0.28	$(0.32)	$0.00	$(0.82)
Diluted net income (loss) per share:
Net income (loss)	$34,538	$(37,897)	$180	$(97,846)
Weighted average common shares	123,755,409	120,066,972	123,183,924	119,461,485
Effect of dilutive awards:
Employee stock plans	754,311	—	1,074,226	—
Diluted weighted-average common shares	124,509,720	120,066,972	124,258,150	119,461,485
Diluted net income (loss) per share	$0.28	$(0.32)	$0.00	$(0.82)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options, restricted stock, and employee stock purchase plan	3,332,653	5,411,904	3,404,257	5,411,904
Restricted stock units	6,538,214	6,612,453	5,598,764	6,612,453
Shares committed under ESPP	—	89,193	—	89,193
Total	9,870,867	12,113,550	9,003,021	12,113,550
9.    Subsequent Event
On August 7, 2025, the Company entered into a definitive agreement to acquire Scale Biosciences, Inc. for upfront cash and stock consideration of $30 million, plus contingent consideration that could become payable upon the achievement of certain milestones.

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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated research solutions include instruments, consumables and software for analyzing biological systems at resolution and scale that matches the complexity of biology. Our commercial product portfolio includes our Chromium instruments and our Visium CytAssist and our Xenium Analyzer, which we refer to as “Spatial instruments,” and our proprietary microfluidic chips, slides, reagents and other consumables for our Chromium, Visium and Xenium solutions, which we refer to as “consumables.” We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Customers purchase instruments and consumables from us for use in their experiments. In addition to instrument and consumable sales, we derive revenue from post-warranty service contracts for our instruments.
Since our inception in 2012, we have incurred net losses in each year. Our net income was $34.5 million and $0.2 million for the three and six months ended June 30, 2025 and net losses were $37.9 million and $97.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.5 billion and cash and cash equivalents and marketable securities totaling $447.3 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Instruments
Chromium	$5,727	$8,792	$(3,065)	(35)%	$11,640	$16,642	$(5,002)	(30)%
Spatial	8,770	15,060	(6,290)	(42)	17,672	32,663	(14,991)	(46)
Total instruments revenue	14,497	23,852	(9,355)	(39)	29,312	49,305	(19,993)	(41)
Consumables
Chromium	85,788	94,108	(8,320)	(9)	169,897	178,035	(8,138)	(5)
Spatial	36,397	29,254	7,143	24	67,644	55,662	11,982	22
Total consumables revenue	122,185	123,362	(1,177)	(1)	237,541	233,697	3,844	2
Services	8,475	5,776	2,699	47	16,127	10,993	5,134	47
Products and services revenue	145,157	152,990	(7,833)	(5)	282,980	293,995	(11,015)	(4)
License and royalty revenue	27,751	114	27,637	NM	44,811	115	44,696	NM
Total revenue	$172,908	$153,104	$19,804	13%	$327,791	$294,110	$33,681	11%
Products and services revenue decreased $7.8 million, or 5%, to $145.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Instruments revenue decreased $9.4 million, or 39%, to $14.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Consumables revenue decreased $1.2 million, or 1%, to $122.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Services revenue increased $2.7 million, or 47%, for the three months ended June 30, 2025 as compared to three months ended June 30, 2024, primarily driven by an increase in service plans for instruments coming off warranty.
Products and services revenue decreased $11.0 million, or 4%, to $283.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Instruments revenue decreased $20.0 million, or 41%, to $29.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Consumables revenue increased $3.8 million, or 2%, to $237.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Services revenue increased $5.1 million, or 47%, for the six months ended June 30, 2025 as compared to six months ended June 30, 2024, primarily driven by an increase in service plans for instruments coming off warranty.
In February 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. As part of that settlement, Vizgen has limited rights to certain intellectual property owned or exclusively licensed by the Company. As one part of the settlement, the Company received an upfront payment of $26.0 million and will receive royalties on Vizgen’s sales of products covered by the license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the Vizgen historical revenues prior to the settlement.
In May 2025, the Company entered into a settlement agreement and license agreements with Bruker Corporation resolving all outstanding litigation and other proceedings between the parties across all jurisdictions around the world. Under the agreements, the Company will receive four quarterly installment payments beginning in the third quarter of 2025, which total $68.0 million and applicable interest. The Company will also receive royalties on Bruker’s sales of products and services covered by the licenses. The $68.0 million was recorded as a $40.7 million gain on settlement and $27.3 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the historical revenues prior to the settlement.
We expect our revenues, excluding the impact of license and royalty revenue, to slightly decline sequentially in the third quarter of 2025.
Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of products and services revenue	$47,824	$48,884	$(1,060)	(2)%	$97,262	$96,976	$286	—%
Gross profit	$125,084	$104,220	$20,864	20%	$230,529	$197,134	$33,395	17%
Gross margin	72%	68%			70%	67%
Cost of products and services revenue decreased $1.1 million, or 2%, to $47.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily driven by lower royalties of $4.0 million and lower warranty costs of $1.7 million, partially offset by higher inventory write-downs of $2.5 million and an increase of $2.1 million due to changes in product mix. Gross margin increased to 72% primarily due to higher license and royalty revenue, and lower royalties and warranty costs, partially offset by an increase in inventory reserves, and higher manufacturing costs.
Cost of products and services revenue increased $0.3 million, or 0.3%, to $97.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by higher inventory write-downs of $8.8 million, partially offset by lower royalties of $6.2 million and lower warranty costs of $2.0 million. Gross margin increased to 70% primarily due to higher license and royalty revenue and lower royalties, warranty, and manufacturing costs, partially offset by an increase in inventory reserves.
We expect our gross margin to fluctuate through the remainder of 2025 due to the non-recurring benefit in license and royalty revenue experienced in the first half of the year, as well as changes in product mix, changes in product prices and increased costs through the remainder of the year.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$61,224	$62,918	$(1,694)	(3)%	$125,469	$131,556	$(6,087)	(5)%
Selling, general and administrative	74,434	83,039	(8,605)	(10)	164,162	168,813	(4,651)	(3)
Gain on settlement	(40,700)	—	(40,700)	N/A	(49,900)	—	(49,900)	N/A
Total operating expenses	$94,958	$145,957	$(50,999)	(35)%	$239,731	$300,369	$(60,638)	(20)%
Research and development expenses decreased $1.7 million, or 3%, to $61.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily driven by a $2.3 million decrease in personnel expenses, including a $5.2 million decrease in stock-based compensation expense, a $0.3 million decrease in allocated costs for facilities and information technology, partially offset by a $1.0 million increase in laboratory materials and supplies. The quarterly expenses include restructuring cost of $3.7 million.
Research and development expenses decreased $6.1 million, or 5%, to $125.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by a $5.4 million decrease in personnel expenses, including an $8.0 million decrease in stock-based compensation expense, a $2.2 million decrease in allocated costs for facilities and information technology, partially offset by a $1.8 million increase in laboratory materials and supplies.
Selling, general and administrative expenses decreased $8.6 million, or 10%, to $74.4 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily driven by a reduction of $8.2 million in outside legal expenses, and a $0.9 million decrease in personnel expenses, including a $5.7 million decrease in stock-based compensation expense, partially offset with $1.1 million increase in marketing expenses, and a $0.6 million increase in allocated costs for facilities and information technology. The 2025 quarterly expenses include restructuring cost of $1.9 million.
Selling, general and administrative expenses decreased $4.7 million, or 3%, to $164.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by a reduction of $4.6 million in outside legal expenses, partially offset with a $1.2 million increase in personnel expenses, including a $8.5 million decrease in stock-based compensation expense. During the six months ended June 30, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $1.1 million was classified as selling, general and administrative expenses. The impairment charge was triggered by a decision to discontinue a software project.
Gain on settlement is a result of the Company settling its worldwide patent litigation with Vizgen in the first quarter of 2025 and Bruker in the second quarter of 2025.
We expect our operating expenses to trend lower in 2025 versus prior year as a result of our actions to reduce operating costs including our May 2025 reduction in force that resulted in the termination of approximately 8% of our global workforce and additional planned reductions in non-headcount operating expenses.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income	$4,271	$4,715	$(444)	(9)%	$7,957	$9,451	$(1,494)	(16)%
Interest expense	(3)	(1)	(2)	200	(3)	(2)	(1)	50
Other income (expense), net	2,603	(56)	2,659	(4,748)	4,739	(1,096)	5,835	(532)
Total other income	$6,871	$4,658	$2,213	48%	$12,693	$8,353	$4,340	52%
Interest income decreased by $0.4 million, or 9%, to $4.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Interest income decreased by $1.5 million, or 16%, to $8.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.The decrease was primarily due to lower interest rate, partially offset by higher marketable securities balance during the three and six months ended June 30, 2025.
Other income (expense), net increased by $2.7 million to $2.6 million other income, net for the three months ended June 30, 2025 as compared to $0.1 million other expense, net, for the three months ended June 30, 2024. Other income (expense), net increased by $5.8 million to $4.7 million other income, net for the six months ended June 30, 2025 as compared to $1.1 million other expense, net, for the six months ended June 30, 2024.The increase in other income (expense), net was driven by gains from foreign currency rate measurement fluctuations.
Provision for Income Taxes
The Company’s provision for income taxes was $2.5 million and $3.3 million, respectively, for the three and six months ended June 30, 2025 and $0.8 million and $3.0 million respectively, for the three and six months ended June 30, 2024. The increase was primarily due to higher U.S. income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. We continue to analyze the provisions, including the restoration of deductibility of U.S. research and experimental expenditures, however we do not expect a material impact to the Company's consolidated financial statements.

Liquidity and Capital Resources
As of June 30, 2025, we had approximately $447.3 million in cash and cash equivalents and marketable securities which were primarily held in U.S. banks. We have generated negative cumulative cash flows from operations since inception through June 30, 2025, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
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
Sources of liquidity
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$52,059	$(8,229)
Investing activities	(2,832)	22,579
Financing activities	3,944	6,241
Effect of exchange rates changes on cash, cash equivalents	474	(51)
Net increase in cash and cash equivalents	$53,645	$20,540
Operating activities
The net cash provided by operating activities of $52.1 million for the six months ended June 30, 2025 was primarily due to a net income of $0.2 million, stock-based compensation expense of $58.6 million, depreciation and amortization of $15.8 million and amortization of leased right-of-use assets of $3.6 million, primarily offset by net cash outflow from changes in operating assets and liabilities of $25.4 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in other receivables of $68.5 million related to the Bruker settlement and a decrease in accrued compensation and other related benefits of $7.8 million related to prior year annual bonus payments. The net cash outflow from operating assets and liabilities was partially offset by a decrease in accounts receivable of $37.9 million, a decrease in inventory of $15.1 million, and an increase in accounts payable of $3.5 million.
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
Investing activities
The net cash used in investing activities of $2.8 million in the six months ended June 30, 2025 was due to the purchase of marketable securities of $49.4 million and purchases of property and equipment of $3.5 million, partially offset by maturities of marketable securities of $50.0 million.
The net cash provided by investing activities of $22.6 million in the six months ended June 30, 2024 was due to proceeds from sales and maturities of marketable securities of $3.6 million and $25.8 million, respectively, partially offset by purchases of property and equipment and intangible assets of $5.8 million and $1.0 million, respectively.
Financing activities
The net cash provided by financing activities of $3.9 million in the six months ended June 30, 2025 was primarily from proceeds related to the issuance of common stock from the exercise of stock options and employee stock purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 12, 2025.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 5, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report and most recent Quarterly Report, and any documents incorporated by reference therein, which are accessible on the SEC’s website at www.sec.gov.
Item 5.    Other Information
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S-1	333-233361	4.2	8/19/2019
10.1+	Form of Mutual Arbitration Agreement					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

10x Genomics, Inc.

Date: August 7, 2025	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)