Form 10-Q
period 2025-09-30
10x Genomics, Inc.
filed 2025-11-07
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 31, 2025, the registrant had 116,474,179 shares of Class A common stock, $0.00001 par value per share, outstanding and 10,078,872 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, acquisition of Scale Biosciences, Inc., results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, factors affecting our performance, revenues, gross margin, expenses, organization, business and other trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
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

Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our website (https://www.10xGenomics.com), press releases, public conference calls, public webcasts and our social media accounts (https://www.linkedin.com/company/10xgenomics, https://X.com/10xGenomics, https://www.facebook.com/10xGenomics, https://bsky.app/profile/10xgenomics.bsky.social and https://www.youtube.com/@10xGenomics_). We use these channels to communicate with our customers and the public about the Company, our products, our services, our financial results, business developments and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$432,508	$344,067
Marketable securities	49,576	49,335
Accounts receivable, net	43,779	87,862
Other receivables	52,813	606
Inventory	61,956	83,107
Prepaid expenses and other current assets	19,195	19,410
Total current assets	659,827	584,387
Property and equipment, net	232,534	252,648
Restricted cash	201	—
Operating lease right-of-use assets	63,650	57,290
Goodwill	4,511	4,511
Intangible assets, net	64,759	15,671
Other noncurrent assets	1,879	4,129
Total assets	$1,027,361	$918,636
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,069	$12,909
Accrued compensation and related benefits	37,084	33,615
Accrued expenses and other current liabilities	35,766	41,165
Deferred revenue	22,139	20,658
Operating lease liabilities	10,543	9,286
Contingent consideration, current	23,723	—
Total current liabilities	147,324	117,633
Contingent consideration, noncurrent	1,210	—
Operating lease liabilities, noncurrent	76,442	73,327
Deferred revenue, noncurrent	10,871	12,513
Other noncurrent liabilities	6,394	5,029
Total liabilities	242,241	208,502
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,279,319	2,177,672
Accumulated deficit	(1,494,339)	(1,467,047)
Accumulated other comprehensive income (loss)	138	(493)
Total stockholders’ equity	785,120	710,134
Total liabilities and stockholders’ equity	$1,027,361	$918,636
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Products and services revenue	$148,019	$151,559	$430,999	$445,554
License and royalty revenue	983	95	45,794	210
Revenue	149,002	151,654	476,793	445,764
Cost of products and services revenue	48,695	45,261	145,957	142,237
Gross profit	100,307	106,393	330,836	303,527
Operating expenses:
Research and development	57,194	66,174	182,663	197,730
Selling, general and administrative	75,355	81,704	239,517	250,517
Gain on settlement	—	—	(49,900)	—
Total operating expenses	132,549	147,878	372,280	448,247
Loss from operations	(32,242)	(41,485)	(41,444)	(144,720)
Other income (expense):
Interest income	5,199	4,971	13,156	14,422
Interest expense	3	(2)	—	(4)
Other income (expense), net	(1,165)	2,078	3,574	982
Total other income	4,037	7,047	16,730	15,400
Loss before provision for income taxes	(28,205)	(34,438)	(24,714)	(129,320)
(Benefit from) provision for income taxes	(733)	1,315	2,578	4,279
Net loss	$(27,472)	$(35,753)	$(27,292)	$(133,599)

Net loss per share, basic and diluted	$(0.22)	$(0.30)	$(0.22)	$(1.11)

Weighted-average shares used to compute net loss per share, basic and diluted	125,502,291	120,733,030	123,965,205	120,067,168
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(27,472)	$(35,753)	$(27,292)	$(133,599)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	(1)	3	(18)	188
Realized loss on available-for-sale marketable securities reclassified into net loss	—	3	—	3
Foreign currency translation adjustment	(81)	456	649	270
Other comprehensive income (loss), net of tax	(82)	462	631	461
Comprehensive loss	$(27,554)	$(35,291)	$(26,661)	$(133,138)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
Issuance of Class A common stock related to equity awards	841,913	—	422	—	—	422
Stock-based compensation	—	—	30,571	—	—	30,571
Net loss	—	—	—	(34,358)	—	(34,358)
Other comprehensive income	—	—	—	—	126	126
Balance as of March 31, 2025	123,133,750	$2	$2,208,665	$(1,501,405)	$(367)	$706,895
Issuance of Class A common stock related to equity awards	1,308,382	—	3,522	—	—	3,522
Stock-based compensation	—	—	27,737	—	—	27,737
Net income	—	—	—	34,538	—	34,538
Other comprehensive income	—	—	—	—	587	587
Balance as of June 30, 2025	124,442,132	$2	$2,239,924	$(1,466,867)	$220	$773,279
Issuance of Class A common stock related to equity awards	997,422	—	617	—	—	617
Issuance of Class A common stock for acquisition of assets	1,099,992	—	13,541	—	—	13,541
Stock-based compensation	—	—	25,237	—	—	25,237
Net loss	—	—	—	(27,472)	—	(27,472)
Other comprehensive loss	—	—	—	—	(82)	(82)
Balance as of September 30, 2025	126,539,546	$2	$2,279,319	$(1,494,339)	$138	$785,120

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	119,095,362	$2	$2,025,890	$(1,284,420)	$(429)	$741,043
Issuance of Class A common stock related to equity awards	605,487	—	1,638	—	—	1,638
Stock-based compensation	—	—	36,129	—	—	36,129
Net loss	—	—	—	(59,949)	—	(59,949)
Other comprehensive loss	—	—	—	—	(27)	(27)
Balance as of March 31, 2024	119,700,849	$2	$2,063,657	$(1,344,369)	$(456)	$718,834
Issuance of Class A common stock related to equity awards	773,318	—	4,603	—	—	4,603
Stock-based compensation	—	—	38,492	—	—	38,492
Net loss	—	—	—	(37,897)	—	(37,897)
Other comprehensive income	—	—	—	—	26	26
Balance as of June 30, 2024	120,474,167	$2	$2,106,752	$(1,382,266)	$(430)	$724,058
Issuance of Class A common stock related to equity awards	565,701	—	156	—	—	156
Stock-based compensation	—	—	33,881	—	—	33,881
Net loss	—	—	—	(35,753)	—	(35,753)
Other comprehensive income	—	—	—	—	462	462
Balance as of September 30, 2024	121,039,868	$2	$2,140,789	$(1,418,019)	$32	$722,804
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(27,292)	$(133,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	83,899	108,209
Depreciation and amortization	26,134	27,129
Amortization of right-of-use assets	5,582	6,015
Fair value adjustments on contingent consideration	1,135	—
Asset and lease impairment charges	814	2,454
Realized loss on marketable securities	—	3
Other	(1,360)	571
Changes in operating assets and liabilities:
Accounts receivable	44,546	31,321
Other receivables	(52,208)	—
Inventory	22,371	(19,396)
Prepaid expenses and other current assets	642	696
Other noncurrent assets	2,290	(1,850)
Accounts payable	3,292	10,044
Accrued compensation and other related benefits	2,284	(75)
Deferred revenue	(648)	8,142
Accrued expenses and other current liabilities	(9,939)	(17,135)
Operating lease liability	(7,590)	(9,763)
Other noncurrent liabilities	1,321	646
Net cash provided by operating activities	95,273	13,412
Investing activities:
Purchases of intangible assets	—	(1,000)
Asset acquisition, net	(8,616)	—
Purchases of property and equipment	(4,158)	(9,677)
Purchases of marketable securities	(98,859)	—
Proceeds from sales of marketable securities	—	3,856
Proceeds from maturities of marketable securities	100,000	25,782
Net cash provided by (used in) investing activities	(11,633)	18,961
Financing activities:
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	4,561	6,397
Net cash provided by financing activities	4,561	6,397
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	441	105
Net increase in cash, cash equivalents, and restricted cash	88,642	38,875
Cash, cash equivalents, and restricted cash at beginning of period	344,067	359,284
Cash, cash equivalents, and restricted cash at end of period	$432,709	$398,159

Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,935	$4,863
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$135	$954
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,362	$—
Common stock issued for acquisition of assets	$13,541	$—
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
2.    Summary of Significant Accounting Policies
Except as noted below, there were no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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
Acquisitions of intellectual property
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.
The Company accounts for asset acquisition under Accounting Standards Codification, Business Combinations, Topic 805, Subtopic 50, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on relative fair values.
If the Company has the option to pay in equity for contingent consideration related to the acquisition, a liability is recorded in accordance with the guidance of ASC 480, Distinguishing Liabilities from Equity. The contingent consideration is recorded at fair value at inception and is revalued on a quarterly basis for any adjustments and recognized in the Company’s condensed consolidated statements of operations in “Other income (expense), net.”
Reclassification
Amounts related to the royalty revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 have been reclassified to conform to the current presentation. Amounts related to the other receivables in the condensed consolidated balance sheet as of December 31, 2024 have been reclassified to conform to the current presentation.
Recently Issued Accounting Pronouncement and Disclosure Rules
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (“ASU No. 2023-09”), which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective beginning with the Company’s fiscal year 2025 annual reporting period. The Company will adopt ASU No. 2023-09 in its fourth quarter of 2025 using a prospective transition method. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
3.     Asset Acquisition
On August 7, 2025, the Company entered into an agreement to acquire all outstanding shares of common stock of Scale Biosciences, Inc., a single cell genomics technology company (“Scale”). Upon closing the transaction on August 11, 2025, the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company made an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of the Company’s Class A common stock. In the first quarter of 2026, the Company expects to pay $20.0 million, subject to any adjustments, in connection with the technology transfer completed in the third quarter of 2025 and in the future may pay up to $30.0 million of contingent consideration if certain milestones are met.
The transaction was accounted for as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in the developed technology. The Company determined that the contingent consideration was within the scope of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration is payable in cash or shares of the Company’s Class A common stock, at the Company’s election. The contingent consideration was recorded at fair value as of the acquisition date. Upon closing, the Company recognized $22.4 million for the fair value of the contingent consideration.
The following table summarizes the value of assets acquired and liabilities assumed (in thousands) as of the closing on August 11, 2025:

Cash	$1,390
Developed technology	51,639
Other assets and liabilities, net	(6,467)
Net identifiable assets acquired	$46,562
Other assets and liabilities, net includes assumed liabilities for pre-acquisition services provided to Scale by third parties which are also measured at fair value under ASC 480. The Company expects to remeasure the contingent consideration and assumed liabilities within the scope of ASC 480 as of each applicable reporting period. Upon remeasurement as of September 30, 2025, the Company recorded a $1.1 million change in the fair value within “Other income (expense), net” in the Company’s condensed consolidated statement of operations. Measurement of the liabilities using a probability weighted discounted cash flow approach is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. The calculation relies upon the probability of achieving the milestones and approximate timing of payment based on the terms of the arrangement.
The following table discloses the summary of changes in the contingent consideration and assumed liabilities measured at fair value using Level 3 inputs (in thousands):

Nine Months Ended September 30, 2025
Beginning of period	$—
Contingent consideration to sellers	22,378
Assumed liabilities to third parties	815
Change in fair value	1,135
Balance at end of period	$24,328
4.     Restructuring
On May 6, 2025, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of $6.0 million associated with this plan, comprised primarily of severance-related costs, were recorded in the second quarter of 2025.
The following table is a summary of restructuring costs for the nine months ended September 30, 2025 (in thousands):

	Severance and Benefits Costs	Stock-Based Compensation Expense	Total
Restructuring charge	$5,707	$314	$6,021
Cash payments made	(5,632)	—	(5,632)
Non-cash charge	—	(314)	(314)
Balance at September 30, 2025	$75	$—	$75
Restructuring costs of $0.4 million, $3.9 million and $1.7 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Company's condensed consolidated

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
statements of operations during the second quarter of 2025. The restructuring activities were substantially completed by the end of the third quarter of 2025.
5.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$399,256	$—	$—	$399,256	$322,012	$—	$—	$322,012	Level 1
Marketable securities:
Government debt securities	49,576	3	(3)	49,576	49,317	18	—	49,335	Level 2
Total available-for-sale securities	$448,832	$3	$(3)	$448,832	$371,329	$18	$—	$371,347
The contractual maturities of marketable securities as of September 30, 2025 were all less than one year.
The Company incurred no material gross realized gains or losses from available-for-sale debt securities during the three and nine months ended September 30, 2025 or September 30, 2024.
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
Inventory
Inventory was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Purchased materials	$18,934	$38,930
Work in progress	23,990	27,441
Finished goods	19,032	16,736
Inventory	$61,956	$83,107

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$36,765	$36,765
Building	147,493	147,094
Laboratory equipment and machinery	77,145	72,498
Computer equipment and software	15,195	14,953
Furniture and fixtures	9,848	9,586
Leasehold improvements	89,370	89,567
Construction in progress	2,527	5,152
Total property and equipment	378,343	375,615
Less: accumulated depreciation and amortization	(145,809)	(122,967)
Property and equipment, net	$232,534	$252,648
Intangible Assets, Net

	September 30, 2025				December 31, 2024
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Technology licenses	9.0	$22,504	$(9,124)	$13,380	$22,504	$(8,016)	$14,488
Developed technology	6.3	52,639	(1,326)	51,313	1,000	(92)	908
Customer relationships	0.2	945	(940)	5	945	(918)	27
Assembled workforce	0.7	1,328	(1,267)	61	1,328	(1,080)	248
Intangible assets, net		$77,416	$(12,657)	$64,759	$25,777	$(10,106)	$15,671
During the three months ended September 30, 2025, the Company recorded developed technology of $51.6 million and assembled workforce of $0.7 million in connection with the Scale acquisition. Subsequently, the Company recorded an impairment charge of $0.7 million related to the assembled workforce during the same period. The amortization of developed technology is recorded in cost of revenue. See Note 3, Asset Acquisition, for details related to intangibles acquired.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related costs	$6,420	$2,970
Accrued bonus	22,495	21,859
Accrued commissions	3,779	5,938
Other	4,390	2,848
Accrued compensation and related benefits	$37,084	$33,615
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Legal and related costs	$3,811	$6,100
Royalties for licensed technologies	4,527	7,042
Professional services	2,765	5,315
Product warranties	6,685	8,615
Taxes payable	5,587	4,936
Other	12,391	9,157
Accrued expenses and other current liabilities	$35,766	$41,165
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning of period	$8,615	$8,116
Amounts charged to cost of revenue	6,605	4,033
Repairs and replacements	(8,535)	(3,704)
End of period	$6,685	$8,445
Revenue and Deferred Revenue
As of September 30, 2025, the aggregate amount of remaining performance obligations related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $33.0 million, of which approximately $22.1 million is expected to be recognized to revenue in the next 12 months, with the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
remainder thereafter. The contract liabilities of $33.0 million and $33.2 million as of September 30, 2025 and December 31, 2024, respectively, consisted of deferred revenue related to extended warranty service agreements.
The following revenue recognized for the periods indicated were included in deferred revenue as of December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue recognized	$4,134	$2,713	$15,038	$9,454
The following table represents revenue by source for the periods indicated (in thousands). Chromium products include the Company’s single cell products and spatial products include the Company’s Visium and Xenium products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Instruments
Chromium	$4,927	$7,641	$16,567	$24,283
Spatial	7,072	11,415	24,744	44,078
Total instruments revenue	11,999	19,056	41,311	68,361
Consumables
Chromium	92,519	96,536	262,416	274,571
Spatial	35,373	29,668	103,017	85,330
Total consumables revenue	127,892	126,204	365,433	359,901
Services	8,128	6,299	24,255	17,292
Products and services revenue	148,019	151,559	430,999	445,554
License and royalty revenue	983	95	45,794	210
Total revenue	$149,002	$151,654	$476,793	$445,764
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas
United States(1)	$77,246	$84,723	$267,555	$250,032
Americas (excluding United States)	2,625	3,099	9,044	10,511
Total Americas	79,871	87,822	276,599	260,543
Europe, Middle East and Africa	41,624	37,851	108,253	109,934
Asia-Pacific
China	15,189	15,030	55,242	42,692
Asia-Pacific (excluding China)	12,318	10,951	36,699	32,595
Total Asia-Pacific	27,507	25,981	91,941	75,287
Total revenue	$149,002	$151,654	$476,793	$445,764
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the Vizgen historical revenues prior to the settlement.
In May 2025, the Company entered into a settlement agreement and license agreements with Bruker Corporation resolving all outstanding litigation and other proceedings between the parties across all jurisdictions around the world. Under the agreements, the Company has the right to receive four quarterly installment payments beginning in the third quarter of 2025, which total $68.0 million, and applicable interest. The Company will also receive royalties on Bruker’s sales of products and services covered by the license. The $68.0 million was recorded as a $40.7 million gain on settlement and $27.3 million of license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the historical revenues prior to the settlement. As of September 30, 2025, the Company had received one quarterly payment, and the remaining balance was recognized under other receivables which is presented separately on the Company’s condensed consolidated balance sheets.
Other Income (Expense), Net
Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in the condensed consolidated statements of operations. The Company recognized foreign currency transaction loss of $0.6 million for the three months ended September 30, 2025, and foreign currency transaction income of $3.1 million for the nine months ended September 30, 2025. The Company recognized foreign currency transaction income of $1.3 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
The change in fair value of contingent consideration are included in “Other income (expense), net” in the condensed consolidated statements of operations. The company recognized the $1.1 million loss due to change in fair value of contingent consideration for the three and nine months ended September 30, 2025.
6.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
As of September 30, 2025, the Company recorded $1.8 million in right of use asset and lease liabilities in connection with Scale acquisition. See Note 3, Asset Acquisition, for details related to right of use assets and lease liabilities acquired.
The payments due under the Company’s operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$2,971
2026	16,612
2027	16,799
2028	16,382
2029	14,788
Thereafter	39,314
Total lease payments	$106,866
Less: imputed interest	(19,881)
Present value of operating lease liabilities	$86,985
Operating lease liabilities, current	$10,543
Operating lease liabilities, noncurrent	76,442
Total operating lease liabilities	$86,985
The following table summarizes additional information related to operating leases as of September 30, 2025:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	6.9 years	6.8 years
Weighted-average discount rate	5.9%	5.8%

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of September 30, 2025, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
Parse
In August 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995 (the “995 patent”), 10,619,207 (the “207 patent”) and 10,738,357 (the “357 patent”). In February 2025, the Court entered a consent judgment and permanent injunction against Parse with respect to the 995, 207 and 357 patents relating to ATAC-seq. Parse filed petitions for Inter Partes Review (“IPR”) of the 981, 197 and 013 patents which were found unpatentable by the Patent Trial and Appeals Board in February 2025. The Company strongly disagrees with those decisions and has appealed. The Court has stayed the litigation pending the outcome of the appeals.

In August 2025, the Company acquired Scale. Scale and Parse are parties in a litigation in the U.S. District Court for the District of Delaware in which Scale is asserting that Parse’s Evercode products infringe U.S. Patent Nos. 10,626,442, 10,982,256, 11,512,341 and 11,634,752 (the “752 patent”) and Parse is asserting the Scale’s single cell sequencing products infringe U.S. Patent Nos. 10,900,065, 11,168,355 and 11,427,856 (the “Asserted Parse Patents”). On February 13, 2025 the parties filed a stipulation agreeing that Scale’s High Throughput Assay and methods of using such assays do not infringe the Asserted Parse Patents, and dismissing such claims. In October 2025, the Court entered summary judgment that the 752 patent is invalid. The Company disagrees with this decision and plans to appeal. In November 2025, the Court entered summary judgment that the accused Scale products do not infringe the Asserted Parse Patents. Additional summary judgment motions are pending and a trial date has not been set.
Curio
In December 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138 and 11,761,030. Trial on the Company’s claims is scheduled for May 2026.

In December 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). In April 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. Curio did not appeal the preliminary injunction. On March 25, 2024, the Company filed a main request in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe the EP 391 patent. In June 2025, the UPC found that Curio directly infringes one of the patent’s claims and issued a permanent injunction ordering Curio to cease and desist from selling the Seeker products in Germany, France and Sweden.
Illumina
In October 2025, the Company filed two lawsuits against Illumina, Inc. (“Illumina”) in the United States District Court for the District of Delaware. In the first suit, the Company alleges Illumina’s announced spatial technology program infringe U.S. Patent Nos. 11,008,607, 11.549,138, 12,234,505 and 12,297,487 (collectively, the “Asserted Spatial Patents”). In the second suit, the Company alleges Illumina’s single cell kits and workflow infringe U.S. Patent Nos. 11,692,214, 11,932,902, 12,275,993, 12,305,239 and 12,416,192 (collectively, the “Asserted Single Cell Patents”). No case schedule has been set.
7.    Capital Stock
As of September 30, 2025, the number of shares of Class A common stock and Class B common stock issued and outstanding were 116,460,674 and 10,078,872, respectively.
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the periods:

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class B common stock converted to Class A common stock	—	—	3,977,961	—
8.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation cost for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$2,011	$2,169	$6,481	$6,127
Research and development	11,318	15,978	38,037	50,728
Selling, general and administrative	11,935	15,763	39,067	51,354
Total stock-based compensation expense	$25,264	$33,910	$83,585	$108,209
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the nine months ended September 30, 2025 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2024	6,493,387	$35.55
Granted	5,579,963	10.49
Vested	(2,267,488)	32.54
Cancelled	(1,339,829)	28.24
Outstanding as of September 30, 2025	8,466,033	$21.00
Stock Options
Stock option activity for the nine months ended September 30, 2025 is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	4,594,582	$45.37
Exercised	(433,463)	2.54
Cancelled and forfeited	(460,484)	66.32
Outstanding as of September 30, 2025	3,700,635	$47.78
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
The weighted-average grant date fair values of the PSUs relating to CAGR and TSR components were $10.76 and $13.94 per share, respectively. Stock-based compensation expense recognized for the PSUs relating to TSR components were approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively. The PSUs relating to CAGR components were not deemed probable of vesting as of September 30, 2025, and no expenses were recognized for 2025.
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
As of September 30, 2025, the measurement periods for the 2025 and 2024 PSUs were not completed and the market and performance criteria for the stock awards was not met and therefore no shares vested or became exercisable.
2019 Employee Stock Purchase Plan
A total of 4,909,589 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the nine months ended September 30, 2025 and 2024, 446,766 and 192,869 shares of Class A common stock, respectively, were issued under the ESPP. There were no shares of Class A common stock issued under the ESPP during the three months ended September 30, 2025 and 2024. As of September 30, 2025, there were 3,481,248 shares available for issuance under the ESPP.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	3,700,635	5,284,430	3,700,635	5,284,430
Restricted stock units	8,466,033	6,404,105	8,466,033	6,404,105
Shares committed under ESPP	320,514	176,160	320,514	176,160
Total	12,487,182	11,864,695	12,487,182	11,864,695

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 12, 2025 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in Part I, Item 1A of our Annual Report.
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
Since our inception in 2012, we have incurred net losses in each year. Our net losses were $27.5 million and $27.3 million for the three and nine months ended September 30, 2025 and net losses were $35.8 million and $133.6 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.5 billion and cash and cash equivalents, and marketable securities totaling $482.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.
Acquisition
On August 7, 2025, we entered into an agreement to acquire all outstanding shares of common stock of Scale Biosciences, Inc., a single cell genomics technology company (“Scale”). Upon closing the transaction on August 11, 2025, we made an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of our Class A common stock. In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in connection with the technology transfer completed in the third quarter of 2025 and in the future may pay up to $30.0 million of contingent consideration if certain milestones are met.
The transaction was accounted for as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in the developed technology. We determined that the contingent consideration was within the scope of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration is payable in cash or shares of our Class A common stock, at our election. The contingent consideration was recorded at fair value as of the acquisition date. Upon closing, we recognized $22.4 million for the fair value of the contingent consideration. Refer to Note 3, Asset Acquisition, in the Notes to condensed consolidated financial statements included in this report, for a description of the fair value measurement of the contingent consideration.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Instruments
Chromium	$4,927	$7,641	$(2,714)	(36)%	$16,567	$24,283	$(7,716)	(32)%
Spatial	7,072	11,415	(4,343)	(38)	24,744	44,078	(19,334)	(44)
Total instruments revenue	11,999	19,056	(7,057)	(37)	41,311	68,361	(27,050)	(40)
Consumables
Chromium	92,519	96,536	(4,017)	(4)	262,416	274,571	(12,155)	(4)
Spatial	35,373	29,668	5,705	19	103,017	85,330	17,687	21
Total consumables revenue	127,892	126,204	1,688	1	365,433	359,901	5,532	2
Services	8,128	6,299	1,829	29	24,255	17,292	6,963	40
Products and services revenue	148,019	151,559	(3,540)	(2)	430,999	445,554	(14,555)	(3)
License and royalty revenue	983	95	888	935	45,794	210	45,584	21707
Total revenue	$149,002	$151,654	$(2,652)	(2)%	$476,793	$445,764	$31,029	7%
Products and services revenue decreased $3.5 million, or 2%, to $148.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Instruments revenue decreased $7.1 million, or 37%, to $12.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Consumables revenue increased $1.7 million, or 1%, to $127.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Services revenue increased $1.8 million, or 29%, to $8.1 million for the three months ended September 30, 2025 as compared to three months ended September 30, 2024, primarily driven by an increase in service plans for instruments coming off warranty.
Products and services revenue decreased $14.6 million, or 3%, to $431.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Instruments revenue decreased $27.1 million, or 40%, to $41.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Consumables revenue increased $5.5 million, or 2%, to $365.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Services revenue increased $7.0 million, or 40%, for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024, primarily driven by an increase in service plans for instruments coming off warranty.
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
We expect our revenues to moderately increase sequentially in the fourth quarter of 2025.
Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of products and services revenue	$48,695	$45,261	$3,434	8%	$145,957	$142,237	$3,720	3%
Gross profit	$100,307	$106,393	$(6,086)	(6)%	$330,836	$303,527	$27,309	9%
Gross margin	67%	70%			69%	68%
Cost of products and services revenue increased $3.4 million, or 8%, to $48.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily driven by higher manufacturing costs of $5.8 million and higher inventory write-downs of $3.5 million due to changes in product mix, partially offset by lower royalties of $4.1 million and lower warranty costs of $1.8 million. Gross margin decreased to 67% primarily due to changes in product mix and higher inventory write-downs, partially offset by lower royalties and lower warranty costs.
Cost of products and services revenue increased $3.7 million, or 3%, to $146.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher inventory write-downs of $12.3 million and higher manufacturing costs of $5.5 million due to change in product mix, partially offset by lower royalties of $10.3 million and lower warranty costs of $3.8 million. Gross margin increased to 69% primarily due to higher license and royalty revenue and lower royalties and warranty, partially offset by changes in product mix and higher inventory write-downs.
We expect our gross margin to fluctuate through the remainder of 2025 due to the non-recurring benefit in license and royalty revenue experienced in the first half of the year, as well as changes in product mix through the remainder of the year.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$57,194	$66,174	$(8,980)	(14)%	$182,663	$197,730	$(15,067)	(8)%
Selling, general and administrative	75,355	81,704	(6,349)	(8)	239,517	250,517	(11,000)	(4)
Gain on settlement	—	—	—	N/A	(49,900)	—	(49,900)	N/A
Total operating expenses	$132,549	$147,878	$(15,329)	(10)%	$372,280	$448,247	$(75,967)	(17)%
Research and development expenses decreased $9.0 million, or 14%, to $57.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by a $5.9 million decrease in personnel expenses, including a $4.7 million decrease in stock-based compensation expense, a $1.9 million decrease in laboratory materials, supplies and equipment, and a $0.9 million decrease in allocated costs for facilities and information technology.
Research and development expenses decreased $15.1 million, or 8%, to $182.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $11.3 million decrease in personnel expenses, including a $12.7 million decrease in stock-based compensation expense, a $3.1 million decrease in allocated costs for facilities and information technology and a $1.2 million decrease in depreciation and amortization costs. In May 2025, we had a reduction in force that resulted in restructuring costs of $3.7 million.
Selling, general and administrative expenses decreased $6.3 million, or 8%, to $75.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by a reduction of $4.9 million in outside legal expenses, a $1.1 million decrease in marketing expenses related to conferences and seminars, and a $0.7 million decrease in personnel expenses, partially offset by a $0.3 million increase in other expense. The three months ended September 30, 2025 includes the Scale assembled workforce impairment of $0.7 million.

Selling, general and administrative expenses decreased $11.0 million, or 4%, to $239.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a reduction of $9.5 million in outside legal expenses, a $1.2 million decrease in marketing expenses related to conferences and seminars, and a $0.9 million decrease in other expense, partially offset by a $0.5 million increase in personnel expenses. The three months ended June 30, 2025 includes restructuring cost of $1.9 million. The three months ended September 30, 2025 includes the Scale assembled workforce impairment of $0.7 million.
Gain on settlement is a result of the Company settling its worldwide patent litigation with Vizgen in the first quarter of 2025 and Bruker in the second quarter of 2025.
We expect our operating expenses to trend lower in 2025 versus the prior year as a result of our actions to reduce operating costs including our May 2025 reduction in force that resulted in the termination of approximately 8% of our global workforce and additional planned reductions in non-headcount operating expenses.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income	$5,199	$4,971	$228	5%	$13,156	$14,422	$(1,266)	(9)%
Interest expense	3	(2)	5	(250)	—	(4)	4	(100)
Other income (expense), net	(1,165)	2,078	(3,243)	(156)	3,574	982	2,592	264
Total other income	$4,037	$7,047	$(3,010)	(43)%	$16,730	$15,400	$1,330	9%
Interest income increased by $0.2 million, or 5%, to $5.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Interest income decreased by $1.3 million, or 9%, to $13.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to lower interest rate, partially offset by higher marketable securities balance during the three and nine months ended September 30, 2025.
Other income (expense), net decreased by $3.2 million to $1.2 million other expense, net for the three months ended September 30, 2025 as compared to $2.1 million other income, net, for the three months ended September 30, 2024. The decrease in other income (expense), net was driven by loss from foreign currency rate measurement fluctuations and the $1.1 million change in fair value of contingent consideration due to the completion of the technology transfer in the third quarter of 2025.
Other income (expense), net increased by $2.6 million to $3.6 million other income, net for the nine months ended September 30, 2025 as compared to $1.0 million other income, net, for the nine months ended September 30, 2024. The increase in other income (expense), net was driven by gain from foreign currency rate measurement fluctuations, offset by the $1.1 million change in fair value of contingent consideration related to the Scale acquisition.
As explained above, we will remeasure the contingent consideration and assumed liabilities related to the Scale acquisition within the scope of ASC 480 as of each applicable reporting period. Upon remeasurement, we expect to record the change in the fair value of the contingent consideration within “other income (expense), net” in the Company’s condensed consolidated statement of operations. We expect other income (expense), net, to fluctuate, potentially significantly, from quarter to quarter due to changes in the fair value of the contingent consideration.
Provision for Income Taxes
The Company’s provision for income taxes was a tax benefit of $0.7 million and an expense of $2.6 million, respectively, for the three and nine months ended September 30, 2025 and an expense of $1.3 million and $4.3 million respectively, for the three and nine months ended September 30, 2024. The decrease in income tax expense for the 2025 periods was primarily due to the enactment of the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025. Among its provisions, OBBBA restored the immediate deductibility of U.S. research and experimental expenditures, resulting in lower U.S. taxable income and a corresponding reduction in the Company’s provision for income taxes.

Liquidity and Capital Resources
As of September 30, 2025, we had approximately $482.1 million in cash and cash equivalents, and marketable securities which were primarily held in U.S. banks. We have generated negative cumulative cash flows from operations since inception through September 30, 2025, and we have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
We currently anticipate making aggregate capital expenditures of between approximately $15 million and $20 million during the next 12 months, which we expect to include, among other expenditures, equipment to be used for manufacturing and research and development.
In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in connection with the technology transfer completed in the third quarter of 2025 related to the Scale acquisition. In the future, we may pay up to $30.0 million of contingent consideration if certain milestones are met. The payment is payable in cash or equity at our election.
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
Sources of liquidity
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$95,273	$13,412
Investing activities	(11,633)	18,961
Financing activities	4,561	6,397
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	441	105
Net increase in cash, cash equivalents, and restricted cash	$88,642	$38,875
Operating activities
The net cash provided by operating activities of $95.3 million for the nine months ended September 30, 2025 which consisted of a net loss of $27.3 million, non-cash adjustments of $116.2 million, which included stock-based compensation expense of $83.9 million, depreciation and amortization of $26.1 million, amortization of leased right-of-use assets of $5.6 million and fair value adjustments on contingent consideration of $1.1 million, and a net cash inflow from changes in operating assets and liabilities of $6.4 million. The net cash inflow from operating assets and liabilities was primarily due to a decrease in accounts receivable of $44.5 million due to timing of collections, a decrease in inventory of $22.4 million, an increase in accounts payable of $3.3 million, a decrease in other noncurrent assets of $2.3 million, an increase in accrued compensation and other related benefits of $2.3 million and an increase in other noncurrent liabilities of $1.3 million. The net cash inflow from operating assets and liabilities was partially offset by an increase in other receivables of $52.2 million related to the Bruker settlement, a decrease in accrued expenses and other current liabilities of $9.9 million and a decrease in the operating lease liability of $7.6 million.
The net cash provided by operating activities of $13.4 million for the nine months ended September 30, 2024 was primarily due to a net loss of $133.6 million, net cash inflow from changes in operating assets and liabilities of $2.6 million, primarily offset by stock-based compensation expense of $108.2 million, depreciation and amortization of $27.1 million, lease and asset impairment charges of $2.5 million, amortization of leased right-of-use assets of $6.0 million, and other non-cash expenses of $0.6 million. The net cash inflow from operating assets and liabilities was primarily due to a decrease in accounts receivable of $31.3 million due to timing of collections, an increase in accounts payable of $10.0 million and an increase in deferred revenue of $8.1 million. The net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued expenses and other current liabilities of $17.1 million primarily driven by payments related to purchase consideration and royalty payments, an increase in inventory of $19.4 million, and a decrease in the operating lease liability of $9.8 million.
Investing activities
The net cash used in investing activities of $11.6 million in the nine months ended September 30, 2025 was due to the purchase of marketable securities of $98.9 million, net cash paid for the asset acquisition of $8.6 million and purchases of property and equipment of $4.2 million, partially offset by maturities of marketable securities of $100.0 million.
The net cash provided by investing activities of $19.0 million in the nine months ended September 30, 2024 was due to proceeds from sales and maturities of marketable securities of $3.9 million and $25.8 million, respectively, partially offset by purchases of property and equipment and intangible assets of $9.7 million and $1.0 million, respectively.
Financing activities
The net cash provided by financing activities of $4.6 million in the nine months ended September 30, 2025 was primarily from proceeds related to the issuance of common stock from the exercise of stock options and employee stock purchase plan.
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
During the nine months ended September 30, 2025, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 12, 2025, except as follows:
Acquisitions of intellectual property
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. We account for an asset acquisition under Accounting Standards Codification, Business Combinations Topic 805, Subtopic 50, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on relative fair values.
On August 7, 2025, we entered into an agreement to acquire all outstanding shares of common stock of Scale. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in the developed technology. Upon closing the transaction on August 11, 2025, we made an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of our Class A common stock. In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in connection with the technology transfer completed in the third quarter of 2025 and in the future may pay up to $30 million of contingent consideration if certain milestones are met.
We determined that the contingent consideration was within the scope of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration is payable in cash or Class A common shares, at our election. The contingent consideration was recorded at fair value as of the acquisition date. Upon closing, we recognized $22.4 million for the fair value of the contingent consideration. The contingent consideration will be remeasured each reporting period, with changes in fair value recognized within “other income” in our consolidated statement of operations.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 6, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We completed the acquisition of Scale Biosciences, Inc. on August 11, 2025, in which a portion of the consideration for the acquisition consisted of the unregistered issuance of 1,099,992 shares of our Class A common stock, valued at $13.5 million. The sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
For additional information about this acquisition, see Note 3, Asset Acquisition, to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 5.    Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

10x Genomics, Inc.

Date: November 6, 2025	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)