Form 10-K
period 2025-12-31
10x Genomics, Inc.
filed 2026-02-13
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2025 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq on that date was $1.3 billion.
As of January 31, 2026, the registrant had 117,673,382 shares of Class A common stock, $0.00001 par value per share, outstanding and 10,078,872 shares of Class B common stock, $0.00001 par value per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, acquisition of Scale Biosciences, Inc., results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, revenues, gross margin, expenses, organization, business and other trends, pricing, product mix, customer mix, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, plans and expectations regarding entering the clinical and diagnostic markets, the timing and outcome of regulatory filings and approvals, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
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

PART I
Item 1. Business.
Overview
Our mission is to accelerate the mastery of biology to advance human health. We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated research solutions include instruments, consumables and software for analyzing biological systems at a resolution and scale that matches the complexity of biology. We have built deep expertise across diverse disciplines including chemistry, biology, hardware and software. Innovations in all of these areas have enabled the deployment of our rapidly expanding suite of products, which allow our customers to interrogate biological systems at previously inaccessible resolution and scale. Our products have enabled researchers to make fundamental discoveries across multiple areas of biology, including oncology, immunology and neuroscience.
Since launching our first product in mid-2015 through December 31, 2025, we have sold 8,046 instruments to researchers around the world, including academic and translational researchers and biopharmaceutical companies. Our revenue was $642.8 million and $610.8 million for the years ended 2025 and 2024, respectively, representing a year-over-year increase of 5%. We generated net losses of $43.5 million and $182.6 million for the years ended 2025 and 2024, respectively. In the years ended December 31, 2025 and 2024, we sold 1,007 and 1,073 instruments and 424,000 and 357,100 consumable reactions, respectively. To date, we estimate that more than 10,000 peer-reviewed articles have been published based on data generated using our products.
Our portfolios
Resolution and Scale are the imperatives that underlie our products and technology. First, our solutions are designed to enable understanding biology at the right level of biological resolution, such as at the level of the single cell or at high spatial resolution of tissues and organs. Second, we believe that high resolution tools only become truly powerful when they are built into technologies with tremendous scale. Our products enable measuring millions of single cells or tissue sample positions. Each of our platforms is designed to interrogate a major class of biological information enabling researchers to understand the complexities of biology at a spatial and cellular level. Collectively, our platforms enable researchers to interrogate, understand and master biology at the appropriate resolution and scale.

Our single cell portfolio
Our single cell portfolio, powered by our Chromium platform, includes microfluidic chips and related consumables and our Chromium X Series and legacy Chromium instruments. The Chromium portfolio enables high-throughput analysis of individual biological components. Our Chromium instruments serve as precisely engineered reagent delivery systems, partitioning samples into individual components which can exceed one million. Each partition is paired with proprietary gel beads bearing unique barcodes that allow researchers to identify the contents of each partition and distinguish them from contents of other partitions. Once biological material in each partition is barcoded, they can then be pooled and sequenced together. Partitioning and barcoding gives researchers the ability to measure many discrete biological materials and/or perform many different experiments in parallel, providing tremendous resolution and scale. Chromium enables multiomic readouts including gene expression, protein (cell surface and intracellular), chromatin, V(D)J, CRISPR/guide RNAs (gRNAs) and antigens, has broad sample compatibility (formalin-fixed paraffin-embedded (FFPE), fresh, fresh frozen, paraformaldehyde (PFA) fixed tissue, DSP/methanol fixed peripheral blood mononuclear cells (PBMCs) and whole blood) and delivers high performance including high cell recovery rates (CRE), high sensitivity, robustness and reproducibility.

Our single cell portfolio also includes QuantumScale Single Cell RNA and Single Cell Methylation kits, which we obtained through our acquisition of Scale Biosciences, Inc. (“Scale Bio”) in 2025.
Our spatial portfolio
Our spatial portfolio is powered by our Visium and Xenium platforms and aims to bring together the worlds of histology and genomics.
Our Visium platform. Our Visium platform empowers researchers to identify where biological components are located and how they are arranged with respect to each other, otherwise referred to as “spatial analysis.” Our Visium platform uses high density DNA arrays which have DNA barcode sequences that encode the physical location of biological analytes within a sample, such as a tissue section, allowing the spatial location of the analytes to be “read out” using sequencing to create a visual map of the analytes across the sample. Similar to partitioning, spatial barcoding with large numbers of oligos on an array can unlock tremendous insights, providing high resolution molecular information to visualize the whole transcriptome and protein expression, paired with same section hematoxylin and eosin (H&E) or infrared (IR) imaging data, across biological tissues. The Visium platform includes our Visium CytAssist, an instrument designed to simplify and optimize the Visium solution workflow by facilitating the transfer of transcriptomic analytes from standard glass slides to Visium slides, as well as our HD WT Panel Gene Expression and HD 3’ Gene Expression assays.

Assay	HD WT Panel Gene Expression	HD 3’ Gene Expression
Overview	**Protein coding gene coverage** • Recommended assay for differential gene expression in human and mouse • Most flexible tissue compatibility • Most sequencing-efficient Visium HD assay	**Whole transcriptome coverage** • Recommended assay for expanded discovery applications • Most diverse species compatibility • De novo discovery, including feasibility for isoforms, TCRs/BCRs and more
Assay Specifications	CytAssist enabled Tissues sectioned onto glass slides Probe-based chemistry	CytAssist enabled Tissues sectioned onto glass slides 3' poly(A) capture-based chemistry (Reverse transcription)
Compatible Species	Human and mouse	Agnostic
Compatible Samples	FFPE tissue Fresh frozen tissue Fixed frozen tissue	Fresh frozen tissue
Slide Architecture and Throughput	Continuous lawn of 2 µm x 2 µm barcoded squares for single cell–scale resolution 6.5mm x 6.5mm (2 capture areas per slide)	Continuous lawn of 2 µm x 2 µm barcoded squares for single cell–scale resolution 6.5mm x 6.5mm (2 capture areas per slide)
Same-Section Capabilities	Gene expression Protein (IF) Morphology (H&E)	Gene expression Morphology (H&E)

We also offer v2 WT Panel Gene Expression and v1 3’ Gene Expression, which are our first-generation assays.
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

Assay	<500-Gene Panels	5,000-Gene Panels
Overview	**Focused tissue and pathway characterization** • Full custom panel option • Multiomic analysis with Xenium Protein subpanels	**Broad discovery in human and mouse** • Customizable with up to 100 additional genes • Explore across tissues, disease areas and drug targets
Products	**Tissue and Application-Specific Panels** Human: Brain, Breast, Colon, Lung, Skin, Immuno-oncology, Multi-tissue and cancer Mouse: Brain, Tissue atlassing	**Comprehensive Gene Panels** Prime 5K human pan tissue and pathways Prime 5K mouse pan tissue and pathways
Panel Specifications	RNA v1 chemistry 50 – 480 genes Add on up to 100 genes to pre-designed panels Design fully custom panels up to 480 genes	Xenium Prime chemistry 5,000 genes Add on up to 100 genes
Compatible Species	Human Mouse Additional species with custom panels	Human Mouse
Compatible Samples	FFPE tissue Fresh frozen tissue Tissue microarray (TMA)	FFPE tissue Fresh frozen tissue Tissue microarray (TMA)
Throughput	2 Xenium slides per run (up to 472 mm^2 of tissue) ~3 days per run (+2 days with Xenium Protein subpanel add-on)	2 Xenium slides per run (up to 472 mm^2 of tissue) ~5 days per run
Same-Section Capabilities	Gene expression Protein (IF) Morphology (H&E) Xenium Protein subpanels	Gene expression Protein (IF) Morphology (H&E)

Our software
Our software is essential to accelerating the mastery of biology. As our portfolios unlock new levels of resolution and scale, they generate entirely new types of data at greater volumes and complexity than ever before. That scale has required an entirely new level of instrument software and firmware sophistication to make instruments like Xenium a possibility. Cell Ranger, introduced alongside our Chromium platform, has become a trusted scRNA-seq processing pipeline in scientific literature. We have extended the same principles of accessibility, scalability and reliability across all our platforms, ensuring that researchers can move from raw data to discovery with ease. Today, we provide a comprehensive and scalable software ecosystem that supports every stage of the research workflow, from experiment planning to data processing to visualization and exploration. By removing barriers to adoption, our tools help researchers generate high-quality data, achieve repeatable success and seamlessly scale their experiments. Loupe Browser (Chromium and Visium) enables intuitive single-cell, spatial and multiomic data visualization, helping researchers explore gene expression, cellular interactions and more—turning complex datasets into interactive insights that accelerate discovery. Xenium Explorer enables intuitive in situ data visualization, allowing researchers to explore subcellular gene expression, spatial organization and tissue-scale patterns with ease. It transforms complex imaging and transcriptomic data into interactive insights, accelerating discovery in spatial biology. Our goal is to expand this ecosystem through strategic partnerships that integrate powerful software tools designed to further democratize access to complex data analysis and accelerate the translation of biological insights into research and clinical advances.
Our market opportunity
We believe much of the $75 billion annual global life sciences research tools market is ultimately accessible to us due to our ability to answer a broad diversity of biological questions. We estimate a total addressable market of more than $21 billion annually, assuming every lab or company in the global life sciences research tools market were to adopt our solutions at spend levels comparable to our existing users. We estimate a serviceable addressable market of more than $13 billion annually, assuming every lab or company in the global life sciences research tools market that is currently using single cell, spatial or adjacent research techniques were to adopt our solutions at spend levels comparable to our existing users. We also expect to pursue additional opportunities that may further expand our opportunity, including new versions and potential applications of our single cell, spatial and in situ technologies in the future. Our estimates are based on our own and third-party analyses of our potential opportunities. See the section titled “Risk Factors — The size of the market for our solutions may be smaller than estimated and new opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our solutions.”
Research and development
The success of our products is founded on how we approach product development. We work closely with our customers, many of whom are thought leaders in genomics and medicine, to identify future frontiers and unmet needs. Once we identify the correct opportunities, which we create through both organic development by our in-house teams and targeted acquisitions of technologies that accelerate our ability to bring new products and new versions of existing products to researchers, we have the discipline to focus on execution and have a track record of bringing successful products across multiple portfolios to market. Multidisciplinary, cross-functional collaboration and technological innovation are central to our product development process. Our employees are deeply scientifically oriented, having the relevant scientific expertise embedded not only within research and development, but also within the management team and throughout the company. We have built teams with deep expertise across diverse disciplines including chemistry, molecular biology, microfluidics, hardware, computational biology and software engineering. We plan to focus our research and development efforts on improving the performance of our existing technologies, developing new solutions and new versions of existing solutions for our portfolios, improving and developing new capabilities for our instruments, developing combined software and workflows across multiple solutions and investigating and developing new technologies.
Commercial organization and strategy
Since launching our first product in mid-2015, we have expanded our commercial operations and now sell our products in over 50 countries. Our customers primarily include academic, government, biopharmaceutical, biotechnology and other institutions focused on life sciences research. We sell our products primarily through our own direct sales force in North America and certain regions of Europe. As of December 31, 2025, our commercial organization consisted of 473 full time employees, many with PhD degrees and many with significant industry experience. We sell our products through third-party distributors in certain regions of Asia, Europe, Oceania, North America, South America, the Middle East and Africa.
Sales to academic and government institutions represent the largest portion of our direct sales revenue. We expect that sales to biopharmaceutical companies will represent a growing proportion of our revenue in the future. For the years ended December 31, 2025 and 2024, no single customer, including distributors, represented greater than 10% of our business.
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
Human Capital
At 10x, our success begins with our people. We are led by a talented, global and diverse team of scientists, software developers and subject matter experts who help drive adoption of our products and support our vision. We have built a multidisciplinary team with talent and expertise across a diverse set of areas such as chemistry, molecular biology, microfluidics, clinical applications, hardware, computational biology and software engineering, and have supplemented this diverse technical experience with our operational team with expertise in manufacturing, legal, sales, marketing, customer service, human resources and finance. As of December 31, 2025, we employed a total of 1,178 individuals, 822 of whom were employed in the United States and 356 of whom were employed outside the United States.
As of December 31, 2025, our employees included 332 in research and development, 473 in sales, marketing and support, 185 in general and administrative and 188 in manufacturing, many of whom hold PhDs in their respective disciplines. Additionally, most of our senior management team and the members of our board of directors hold PhDs and/or other advanced degrees. Our Company's scientific expertise is therefore embedded within the management team and throughout the organization, and our employees are highly motivated by our mission. We emphasize employee development and training, and aim to provide employees with competitive compensation.
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
Competition
The life sciences industry is highly competitive. Companies, both established and early stage, have introduced products for, among other things, genomics analysis, single cell analysis, spatial analysis and in situ analysis. Additional companies have released or indicated that they are designing, manufacturing and marketing products to compete with us or that they intend to do so in the future. Some of these companies may have substantially greater financial and other resources than we do, including larger research and development staff or larger, more established marketing, distribution, service and sales organizations. In addition, they may have greater name recognition than we do. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products. We expect new competitors to continue to emerge and the intensity of competition to continue to increase.
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
Government regulation
The development, research, testing, manufacturing, marketing, post-market surveillance, distribution, packaging, import, export, sales, advertising, promotion and labeling of medical devices are subject to regulation in the United States by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and outside the United States by comparable state and international agencies such as the national competent authorities of the European Union (“EU”) member states and the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom. The FDC Act defines a medical device to include, among other things, any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Pursuant to its authority under the FDC Act, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic devices (“IVDs”). In the EU, until May 25, 2022, IVDs were regulated by Directive 98/79/EC (“EU IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (“EU IVDR”). The EU IVDR establishes a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike the EU IVDD, the EU IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. The EU IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The EU IVDR defines an IVD as “any medical device which is a reagent, reagent product, calibrator, control material, kit, instrument, apparatus, piece of equipment, software or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of specimens, including blood and tissue donations, derived from the human body, solely or principally for the purpose of providing information on one or more of the following: (a) concerning a physiological or pathological process or state; (b) concerning congenital physical or mental impairments; (c) concerning the predisposition to a medical condition or a disease; (d) to determine the safety and compatibility with potential recipients; (e) to predict treatment response or reactions; (f) to define or monitor therapeutic measures.” National competent authorities of the EU member states enforce compliance with medical devices (including IVDs) requirements. The EU rules are generally applicable in the European Economic Area (“EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Since January 1, 2021, the MHRA has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales, and Scotland) IVD market and the EU regulatory regime for IVDs no longer applies in Great Britain. Under the terms of the Ireland/Northern Ireland Protocol, the EU regulatory requirements continue to apply to IVDs placed on the Northern Ireland market. Consequently, the regulatory framework for IVDs in Great Britain continues to be broadly based on the requirements of the EU IVDD as implemented into national law by the Medical Devices Regulation 2002.
We believe that our current products are not medical devices within the meaning of the FDC Act and foreign regulations applicable in countries where we market our products, such as the EU IVDR in the EU, but we nevertheless market our products for research use only (“RUO”). IVDs that are marketed for RUO are not intended for use in a clinical investigation or for clinical diagnostic use outside an investigation and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for RUO and are properly labeled as RUO are exempt from compliance with the FDA’s requirements applicable to medical devices more generally, including the requirements for clearance or approval and compliance with manufacturing requirements known as the Quality System Regulation. In the EU, the EU IVDR clearly indicates that it does not apply to “products or general laboratory use or research-use only products, unless such products, in view of their characteristics, are specifically intended by their manufacturer to be used for in vitro diagnostic examination," and that “a device intended to be used for research purposes, without any medical objective, shall not be deemed to be a device for performance study.” To be categorized as an RUO product, the product must have no intended medical purpose or objective. Consequently, products labeled as RUO are essentially not subject to compliance with the EU IVDR requirements such as conformity with general safety and performance requirements laid down in the EU IVDR. Depending on the products in question, other regulations may be applicable to the RUO products. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA or foreign authorities as adulterated and misbranded under the FDC Act or foreign regulations and subject to FDA or foreign authorities enforcement action. The FDA or foreign authorities may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.
Although we currently market our products as RUO, we may in the future develop products intended to be used for clinical or diagnostic purposes, which would result in the application of a more onerous set of FDA and foreign regulatory requirements. Generally, unless an exemption applies, each new or significantly modified medical device we may seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of an application for premarket approval (“PMA”). In the EU, there is currently no premarket government review of medical devices (including IVDs). However, all IVDs placed on the EU market must meet general safety and performance requirements laid down in Annex I to the EU IVDR including the requirement that an IVD must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with general, safety and performance requirements of the EU IVDR is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The 510(k) clearance, PMA and CE mark processes can be resource intensive, expensive and lengthy, and require payment of significant (user) fees. Medical devices are also subject to post-market requirements. Failure to comply with applicable regulations can result in enforcement actions such as warning letters, fines, injunctions, civil or criminal penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications or withdrawals or suspensions of existing clearances, approvals or certifications. For further discussion of the risks relating to government regulation, see the sections titled “Risk Factors—Risks related to our regulatory environment and taxation.”
Intellectual property
Our success depends in part on our ability to obtain, maintain, enforce and defend intellectual property rights owned or licensed to us that are directed to our products and technology. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets, copyright and other methods of protecting proprietary information. Worldwide we own or exclusively in-license over 1,598 issued or allowed patents and 1,123 pending patent applications as of December 31, 2025. We also license additional patents on a non-exclusive and/or territory restricted basis.
We seek trademark registration to protect key trademarks such as our 10X, 10X GENOMICS, CHROMIUM, VISIUM and XENIUM marks, however, we have not yet registered all of our trademarks in all of our current and potential markets. We own registered trademarks on 10X GENOMICS and product related brand names in the United States and worldwide.
Pursuant to certain license agreements, we in-license rights under certain U.S. and foreign patents and patent applications from third parties directed to our products and technology. Some of these agreements grant us an exclusive right to practice the licensed intellectual property rights in a specific field and/or territory, and are subject to customary restrictions. We may also be obligated to pay our licensors certain milestones, royalties and/or other contingent payments. Subject to customary termination rights, such exclusive license agreements typically will expire upon the last valid claim included in the licensed patents expires or, in some cases, upon our failure to achieve specified sales volume thresholds or other milestones. Certain of these agreements also require that any products that are covered by the licensed patents be substantially manufactured in the United States.
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
In September 2020, we entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), pursuant to which we in-license exclusive, worldwide rights under certain of Stanford’s patents and patents applications directed to ATAC-seq technology in all field of use (“Stanford Agreement”). Subject to the terms of the Stanford Agreement, we are required to pay Stanford a low single-digit royalty percentage based on the net revenue of certain ATAC-seq products that are covered by the patents and patent applications licensed under the Stanford Agreement, payable until the last to expire of the valid claims included in such licensed patents and patent applications. The initial exclusivity period of the Stanford Agreement ended in 2025, and the Company exercised its option to extend the exclusivity period for an additional one-year term. We have the right to extend for additional one-year terms if we meet certain minimum sales thresholds. If we fail to extend the exclusivity period, we retain a non-exclusive license under the licensed patents and patent applications. The Stanford Agreement is projected to expire in 2038.
We made aggregate royalty payments under the Stanford Agreement and Harvard Agreement, collectively, of approximately $3.7 million in 2025 and $5.9 million in 2024. We expect such payments to decrease in 2026.
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
Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock. In addition, you should consider the interrelationship and compounding effects of multiple risks occurring simultaneously.
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
•Our dependency on the availability of funding, including government funding, to and research and development spending by research institutions;
•Our ability to compete effectively;
•Our pricing strategy;
•Our ability to develop new products or new versions of existing products and enhance the capabilities of our existing products;

•Our ability to effectively manage product transitions and forecast customer demand, including for both existing and newly introduced products, including the risk that new products or new versions of existing products cannibalize or adversely affect the sales of our existing products;
•Our strategy to enter the clinical and diagnostic markets;
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
•The complexity of data generated by our products;
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
Risks related to our regulatory environment and taxation:
•Our products could become subject to more onerous government regulation by the FDA or other regulatory agencies;
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•delays in, changes in terms of, reductions of or cancellations of U.S. academic and government research funding of life sciences research, generally, or of research projects which utilize or could utilize our solutions, specifically, or other changes that impact budgets, budget cycles, seasonal or other spending patterns or the operations of our customers or the institutions that fund them, including potential freezes of, reductions in or reduced availability of U.S. academic and government research funding, including funding from the National Institutes of Health (“NIH”) or other sources for our customers;
•the effects of competition, including competition with both new and existing companies offering products that compete or intend to compete with our products and may offer performance, price or other advantages as well as researchers developing their own solutions;
•the timing and magnitude of our price changes, including the effects of potentially lower average selling prices for certain products as we expand our portfolio with lower-priced instruments and consumables;
•the success of our recently introduced and recently announced products and new versions of existing products, and our ability to generate revenue for such products, and the introduction of new products or product enhancements by us or others in our industry including the timing of such introductions, and the risk that the introduction of a new or enhanced product cannibalizes sales of our existing products or that we fail to effectively manage the transition from older to newer versions of our products;
•changes in volume and product mix, particularly from products with lower gross margins than other products that we sell, or changes in costs related to our instruments and consumables, including products which incur royalty payment obligations at higher rates than other products we sell;
•the success of our strategy to enter the clinical and diagnostic markets;
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
•excess capacity expenses and inventory write-downs;
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
•higher than anticipated warranty costs;
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
•expenses related to our facilities and real estate;
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

A substantial portion of our revenue is derived from sales to academic institutions, research organizations and other entities that rely heavily on U.S. academic and government funding, including grants from the NIH and other government agencies or other funding sources. Government funding is subject to annual appropriations and budgetary constraints, and there is no assurance that such funding will continue at current levels or at all. Changes in U.S. academic and government budgets, priorities, policies or operations could result in delays, reductions or cancellations of funding for our customers' research. If researchers experience delays, reductions or cancellations in U.S. academic and government funding, or modifications of the terms or conditions of funding, they may reduce, delay or cancel their purchases of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
Any changes in U.S. academic and government regulations, policies or operations that affect the terms of research funding could impact our customers’ ability to secure funding and, consequently, the timing and demand for our products and services. For example, in February 2025, the NIH imposed a standard indirect rate of 15% across all NIH grants for indirect costs, defined as “facilities” and “administration,” in lieu of a separately negotiated rate for indirect costs in every grant. Indirect costs represented $9 billion of the $35 billion in grants awarded by the NIH in 2023, which is more than 25% of total grant dollars awarded by the NIH. While in March 2025 the United States District Court for the District of Massachusetts issued a preliminary injunction halting the implementation, application or enforcement of the standard indirect rate, which injunction was upheld in January 2026 by the United States Court of Appeals for the First Circuit, the situation remains uncertain and our customers may face increased financial pressure due to this change or any future caps on indirect costs. The imposition of this cap, or other changes to grant terms, conditions or processes, including those related to the disbursement of funds, could lead to delayed, reduced or cancelled funding otherwise available for purchasing research supplies and equipment, thereby negatively impacting our sales.
In addition, various private, state, federal and international agencies that provide grants and other funding may be subject to budgetary or other constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, budget reprioritizations, delays or funding cancellations, which could jeopardize the ability of researchers to purchase our products. For example, congressional appropriations to the NIH have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease in the future. In January 2026, the United States Senate passed a package of budget bills which included a year-over-year increase in base discretionary funding for the NIH and the NIH’s final appropriations remain uncertain. Further, in January 2025 the Office of Management and Budget (OMB) issued a memorandum “temporarily paus[ing] all activities related to obligation or disbursement of all Federal financial assistance...” which we believe had the effect of delaying or preventing certain of customers or potential customers from accessing grants or funding in 2025. Additionally, we believe changes to the operations of our customers or the institutions that fund them including reductions in staffing or reorganizations of U.S. academic and government funding institutions, including 2025 reductions in staffing and leadership changes at the NIH, have caused, and again in the future may cause, delays, reductions or cancellations of research spending, negatively impacting our sales. Fewer staff available to process, review and make decisions regarding funding requests or complete other funding-related activities could delay or prevent our customers from receiving necessary funding to purchase our products. Any cancellations or delays in the ability of NIH or other funding bodies to make and execute decisions to fund research which uses our products, including the cancellation or delay of scientific gatherings or panels such as NIH study sections, could delay or prevent researchers from purchasing our products or reduce their purchases, negatively impacting our financial results. A decrease in the amount of, or delay in the approval of, appropriations to or disbursements from the NIH or other funding organizations, such as the Medical Research Council in the United Kingdom, could result in less funding available for life sciences research or negatively affect the timing of purchases of our products. We believe delays, reductions, modification of the terms or cancellations of funding resulted, and in the future again could result, in a decrease in the aggregate amount of grants awarded or funding disbursed for life sciences research or the redirection of existing funding to other projects or priorities, which has caused, and may again in the future could cause, our customers and potential customers to reduce, delay or cancel purchases of our products. For example, in March 2025 the NIH terminated approximately seven hundred research grants totaling more than $2.4 billion that funded scientific research, including studies related to breast cancer, Alzheimer’s disease and HIV prevention, among other topics. Our operating results may fluctuate substantially due to any such delays, reductions, modification of terms or cancellations.
In addition, actions by the federal government of the United States with respect to federal funding to research institutions who are or could be purchasers of our products may have a material adverse effect on our business, financial condition and results of operations. For example, in 2025 the United States government threatened to freeze or cancel billions of dollars of federal funding to multiple institutions, including certain of our customers. We believe these or similar actions, such as revoking the tax exempt status of research universities, have had, and again in the future could have, the effect of delaying, reducing or eliminating institutional funding available for research projects, which can in turn delay, limit or cancel purchases of our products by researchers at targeted institutions and negatively impact our revenue. Some institutions have responded to these risks of losing federal funding by implementing measures that could also have adverse impacts on our revenue, including hiring freezes, rescissions of offers of acceptance to academic programs, caps or additional scrutiny, processes or layers of approval required to authorize expenditures or limitations or reductions on capital expenditures which may delay or prevent purchases of our instruments. Additionally, revocations of the visas or legal statuses of international students could negatively impact our revenue as some affected individuals may be current or potential users or purchasers of our products.
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
We believe that price changes can affect purchasing decisions by our customers and potential customers. We expect average selling prices for certain products to decline over time as we expand our portfolio with lower-priced instruments and consumables. While we believe these actions will drive increased customer adoption, they will also result in lower revenue per unit sold. While we plan to offset these reductions through increased sales volume, operational cost savings and improved operating leverage, our ability to do so will be dependent upon whether our customers increase their usage of our products, and there can be no assurance that these offsetting measures will be successful or will occur in the same time period as the price reductions. We may experience corresponding increases in demand or customers may push out purchases to future periods in anticipation of future product introductions or price reductions or discounting, which would negatively impact our financial results.
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
Our success depends on our ability to develop new products, new versions and applications for our technology while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. Such success is dependent upon several factors, including feasibility, competition among our products for Company resources and in customer purchasing decisions, functionality, competitive pricing and integration with existing and emerging technologies. The development timelines of certain potential new products or new versions may be delayed or precluded due to prioritization of other new products or versions. New technologies, techniques or products offered by others could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products or in some cases our own new products or new versions of existing products could erode sales or supplant the demand for other products we sell. In addition, while we have invested, and expect to continue to invest, significantly in research and development and the commercialization of both new products and new versions of existing products, investment decisions we make or have made with respect to the allocation of our substantial but finite resources, including regarding product development or to support our commercial organization, may not be successful or realize their anticipated benefits.
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
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products or new versions of existing products designed for improved ease-of-use, improved performance or additional features and functionality. At times, we preannounce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when and if such products and services become available. The risks associated with the introduction of new products or new versions include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product or new versions and avoiding excess supply of the legacy product, including legacy versions of our instruments which are supplanted by new versions. For example, we recorded charges of $26.5 million and $11.3 million in 2025 and 2024 related to excess and obsolete inventory. In addition, in the past supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables. At times the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products led us, and may again lead us, to carry higher inventory. Further, differences in purchasing patterns across our customer base could negatively impact our ability to accurately forecast demand.
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
•competitor product offerings or pricing, including product bundling;
•changes in our customers' research priorities;
•scientists’ and customers’ opinions of the utility of our products or services;

•delays in spending while customers or potential customers assess and validate newly introduced products or versions of our products prior to purchasing;
•market-driven pressures to consolidate operations and reduce costs;
•market acceptance of relatively new technologies, such as ours;
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
•changes in the regulatory environment;
•differences in budgetary cycles;
•risks related to our business in China and elsewhere in the Asia-Pacific region, including macroeconomic conditions, local competition or other factors; and
•reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used, including reduced or delayed spending on instruments or consumables due to reductions in or other difficulties relating to staffing, capacity, slowdowns or shutdowns of laboratories or other institutions in which our solutions are used.
If we are unable to successfully execute our strategy to enter the clinical and diagnostic markets, our business and growth prospects could be materially and adversely affected.
Our strategy to enter the clinical market exposes us to risks distinct from our core RUO business. We or the potential users of our products may fail to correctly identify commercially viable disease indications, select the optimal business model between diagnostic services and distributed products, or manage collaborations with partners whose economic interests may not align with ours. Commercial success requires balancing assay sensitivity and accuracy with competitive pricing, and our pricing strategy may not be successful. Technical failures, such as false positives or negatives, could trigger product recalls, liability claims and regulatory enforcement actions against us, our customers or potential customers or other third parties. We may be unable to navigate evolving FDA or CLIA requirements, or fail to secure necessary coverage and reimbursement from federal programs and private payers. Clinical compliance failures could damage our reputation. Any of these risks, alone or in the aggregate, could materially and adversely affect our financial condition and operating results.
Products intended for clinical use are subject to more onerous and complex regulations, including those from the FDA, European regulatory bodies and state-level licensing for services, such as Clinical Laboratory Improvement Amendments (“CLIA”). We may not be able to obtain or maintain necessary approvals, clearances, or certifications for our products or for developing internal CLIA lab capabilities. The regulatory process is costly, time-consuming, and uncertain, which could delay or prevent the commercialization of new clinical products and services. The diagnostic and clinical markets are highly competitive and dominated by companies with extensive experience in regulatory compliance, reimbursement and clinical sales channels. Our products may not achieve the necessary clinical adoption, obtain favorable reimbursement coverage or compete effectively against established or future clinical offerings. Our products may not successfully facilitate the targeting of disease indications. Failure to comply with clinical regulations or adverse events related to our products in a clinical setting could severely damage our reputation, not only in the clinical market but also in our core RUO business. We may be unsuccessful in implementing our strategy to participate in clinical markets; our clinical strategy may fail to meet our or our investors’ expectations. Such failures could adversely impact our operating results.
Trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
In recent years, we have expanded our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, including in the Asia-Pacific region. For the years ended

December 31, 2025 and 2024, sales outside of North America constituted a substantial component of our total sales revenue and our largest markets outside of North America were China and Germany. There is currently significant uncertainty about the future relationship between the United States and its trade partners, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and the United States has implemented and is considering additional new tariffs or other restrictions on goods from a number of other countries.
This has subjected and may in the future subject our business to retaliatory measures taken by trade partners, including China, the European Union or other countries or international organizations which have had and may in the future have an adverse impact on our financial results. Such measures have and could in the future include restrictions on our ability to sell or import our products into other countries or increase the prices of our products. For example, in 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. Substantial uncertainty continues regarding additional tariff-related policy changes of the United States and other countries.
We face increased costs due to tariffs imposed by the United States on materials we purchase, which may negatively impact our financial results. These tariffs raise the cost of supplies and components we import, potentially leading to price increases for our products and affecting demand and competitive positioning. Additionally, tariffs could disrupt supply chains and exacerbate economic instability. If we cannot recover higher costs promptly, our margins and profitability may decline. Further tariffs could worsen these risks. Our business has been and may in the future could be adversely impacted by retaliatory trade measures taken by trade partners, which could materially harm our business, financial condition and results of operations. The nature of the disputes between the United States and its trade partners continues to evolve and our products could become subject to additional tariffs. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and customer sentiment outside the United States, including increases in inflation and interest rates, and therefore negatively impact our sales. Given the relatively fluid regulatory environment between the United States and its trade partners and uncertainty how each will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly or indirectly adversely impact our financial results and results of operations.
In the past, China’s Ministry of Commerce (“MOFCOM”) has added life science companies to MOFCOM’s Unreliable Entity List, potentially in response to tariffs imposed by the United States. If China were to expand the Unreliable Entity List to include other life sciences companies including 10x, our business in China, which represented approximately ten percent of our total revenue in 2025, could be materially impacted or eliminated.
Further, in recent years the United States government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
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
We have in the past needed to, and may in the future need to, identify, adopt and adhere to new or modified commercial processes to maintain and increase the effectiveness of our commercial organization. In 2024, we modified our commercial processes and organization to increase effectiveness. While we believe such changes served the long term best interests of the Company, we believe that in the short term these changes negatively impacted our financial results. There is no guarantee that modifications we have made or make in the future to our commercial processes and organization resulted or will result in increased effectiveness. If modifications to our commercial processes and organization do not result in increased effectiveness, our business, results of operations and growth prospects may be harmed.

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
We have incurred significant losses since we were formed in 2012 and expect to incur losses in the future. We incurred net losses of $43.5 million and $182.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.5 billion. We expect that our losses will continue in the near term as we continue to invest significantly in research and development and the commercialization of both new products and improved versions of existing products. Our operating expenses may increase as we grow our business. To date, we have financed our operations principally from equity offerings, revenue from sales of our products and the incurrence of indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or that we attain cash flows from operating activities in excess of our capital investment requirements on a sustained basis or attain profitability, in the future. Further, our limited operating history and fluctuations in revenue over the last several years make it difficult to effectively plan for and model future revenue and operating expenses. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including general economic, industry and market conditions, customer purchasing decisions, the impact of market acceptance of our products, future product development, our market penetration and margins and current and future litigation. Additionally, inflationary pressures could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which may be exacerbated by tariffs imposed by the United

States which are currently, or in the future, under consideration, proposed or enacted. We may not fully offset these cost increases by raising prices for our instruments and consumables, which could result in downward pressure on our margins. Further, while we expect average selling prices for certain products to decline over time as we expand our portfolio with lower-priced instruments and consumables, our customers may choose to reduce their business with us if in the future we increase our pricing. Additionally, changes in our product mix may negatively affect our gross margins. We may never be able to generate sufficient revenue to achieve or sustain cash flows from operating activities in excess of our capital investment requirements or profitability and our historical growth should not be considered indicative of our future performance. Our failure to achieve, return to or maintain growth, cash flows from operating activities in excess of our capital investment requirements or profitability could negatively impact the value of our Class A common stock.
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
We are significantly dependent upon revenue generated from the sale of our Chromium solutions, and in particular our Universal Gene Expression and Flex solutions.
We currently generate the majority of our revenue from the sale of our instruments and consumables for our Chromium platform. There can be no assurance that we will be able to sustain or increase the success we have historically achieved with our Chromium solutions. For example, revenue from single cell solutions decreased year-over-year from $407.5 million in 2024 to $385.9 million in 2025. In addition, we may not be able to design future Chromium products that will meet the needs of our customers or become and remain commercially successful. Our expectations are based on the continued success of our existing solutions and the future success of new products and new versions of existing products that we launch. Revenue from our single cell solutions decreased year-over-year in 2024 and 2025 which adversely impacted our financial results, and if revenue from our single cell solutions continues to decrease, remains flat or does not increase in line with our expectations, our revenue and financial results could be materially and adversely impacted.
Doing business internationally creates operational and financial risks for our business.
We currently serve thousands of researchers in many countries and plan to continue to expand to new international jurisdictions as part of our growth strategy. For the years ended December 31, 2025 and 2024, approximately 44% and 43%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant portion of our future revenue will come from international sources. We sell directly in North America and certain regions of Asia, Oceania and Europe and have a significant portion of our sales and customer service personnel in the United States. We sell our products through third-party distributors in certain regions of Asia, Europe, Oceania, North America, South America, the Middle East and Africa. As a result, we or our distribution partners may be subject to additional regulations. Conducting operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:
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
•currency fluctuations;
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
•higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers; and
•significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the European Union General Data Protection Regulation (“EU GDPR”).
In conducting our international operations, we are subject to United States laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Additionally, our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. These laws generally prohibit, unless authorized by the relevant authority or otherwise exempt from the regulations, the conduct of business with persons, countries, regions, and governments that are targeted by “sanctions,” including but not limited to persons listed on the United States Department of Commerce’s List of Denied Persons and the United States Department of Treasury’s Specially Designated Nationals and Blocked Persons List, and the areas subject to trade embargoes by the United States (currently, Cuba, Iran, North Korea, and the Crimea, Donetsk and Luhansk regions of Ukraine). Our global operations expose us to the risk of violating, or being accused of violating, these laws and regulations. Failure to comply may subject us to reputational harm, claims or significant financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive.
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
Economic conditions in China, our dependence on local distributors and other third parties to commercialize our products in China, and local competition and trade tensions between the United States and China (including U.S. tariffs imposed or threatened to be imposed on China and any potential retaliatory actions taken by China), among other factors, have in the past resulted, and may again result, in difficulty generating revenue for sales of our products in China. In 2025, trade and export control tensions between the United States and China substantially increased. See the risk factor titled “—Trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.” We purchase certain materials originating in China which are subject to the increased tariffs imposed by the United States and as such, these tariffs have increased and may in the future increase our costs, negatively impacting our financial results. Additionally, tariffs have been implemented in China that cover exports of certain of our products from the United States into China. It is possible that China could raise existing tariff rates on our products or that new or enhanced tariffs may be imposed that could cover imports or the export or sale of our products, which could adversely affect the marketability of our products and our results of operations.
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
We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. In particular, the rapid expansion of global artificial intelligence infrastructure has precipitated shortages and extended lead times for high-performance computing components, including GPUs and memory. Because suppliers often prioritize allocation to hyperscale technology companies with significantly greater purchasing volume, we may face an inability to secure these critical inputs or be forced to pay significant premiums, creating supply constraints that adversely impact our manufacturing capabilities or other operations. Our customers may face similar challenges. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, geopolitical issues (including tariffs, trade disputes and other trade restrictions), conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Even if in some cases we are able to pass some or all such cost increases to customers by increasing the selling prices of our products, higher product prices may also result in a reduction in sales volumes.
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
We have historically experienced rapid organizational growth and we expect that future growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions in each of 2018 and 2020, one in 2021, one in 2023 and one in 2025, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products or new versions of existing products in the future. We intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,178 employees as of December 31, 2025. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating, developing and motivating our employee base, including as a result of certain of our employees working remotely. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our business. To effectively manage our business, we must continue to improve our systems and processes and continue to effectively expand, train and manage our personnel. As our organization continues to evolve, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products or versions. If we do not successfully manage our anticipated organizational growth, our business, results of operations and growth prospects will be harmed.
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
Our results of operations could be materially adversely affected by fluctuations in currency exchange rates.
Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the euro. For each of the years ended December 31, 2025 and 2024, approximately 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. As our operations in countries outside of the United States grow, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. During periods of economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact revenue and our results of operations. Conversely, a weakening of the U.S. dollar could increase the U.S. dollar equivalent of our expenses denominated in foreign currencies, which could adversely affect our results of operations. We do not currently maintain a program to hedge currency exposures and even if in the future we implement a program to hedge such exposures, we may not be successful in mitigating the effects of fluctuations in currency exchange rates.
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
Our continued success depends, in part, on attracting, retaining and motivating highly trained sales personnel, including individuals with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and elsewhere and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. In August 2022 we conducted a reduction in force in order to decrease costs and maintain a streamlined organization to support our business and in December 2023, we committed to a restructuring plan related to the closure of one of our research and development facilities. We conducted additional reductions in force in 2025 to decrease costs and adjust our organizational structure to align with our strategic priorities. We may not realize the expected benefits of this reduction in force including its anticipated cost savings, and the reduction in force may result in negative unintended consequences including, for example, unwanted attrition of valuable employees or organizational strain stemming from the reallocation of some responsibilities across a comparatively smaller employee base. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives with fewer employees and losses of intellectual capital. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with both companies that may have greater financial resources than we do and early stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our operating results and prospects of success.
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
•failure to realize anticipated benefits or synergies from such a transaction, including acquired intellectual property;
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
We sell our products through third-party distributors in certain regions of Asia, Europe, Oceania, North America, South America, the Middle East and Africa. We intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners, that such partners will agree to our terms and conditions of sale or that we will be able to enter into such arrangements on favorable terms. Additionally, excess inventory held by our distributors may reduce or delay purchases by such distributors. For example, we believe that in the past certain of our distributors in China held excess inventory of certain of our products, in part due to fluctuations in customer purchasing patterns in China due to COVID-19, which we believe resulted in lower than anticipated sales of our products to our distributors in China in 2023 as such distributors sold off such excess inventory.
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
Third parties might illegally distribute and sell stolen, counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and quality standards, or data. As we expand our business internationally, we expect to encounter counterfeit versions of our products, including our consumables, or counterfeit data purported to be generated using our products. A researcher who receives and uses counterfeit instruments, consumables or data could obtain erroneous results, experience failed experiments, potentially damage his or her instrument or other equipment or reach incorrect research conclusions. Our reputation and business could suffer harm as a result of counterfeit products sold or data generated under our brand name. Inventory that is stolen from warehouses, plants or while in-transit, and that is subsequently improperly stored and sold through unauthorized channels, could adversely impact our customers’ experiments, our reputation and our business.
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
Risks related to our regulatory environment and taxation
Our products could become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
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
Our products, if used for the diagnosis of disease or in other clinical settings, would likely be subject to government regulation, and the regulatory approval and maintenance process for such products may be expensive, time-consuming and uncertain both in timing and in outcome. Since our strategy includes our potential participation in clinical markets, we will be increasingly exposed to these risks.
Our products are not currently subject to FDA clearance or approval so long as they are not intended to be used for the diagnosis, treatment or prevention of disease. However, we currently plan to develop new products or updated versions of our current products that are intended for clinical or diagnostic uses. As we implement our strategy to participate in clinical markets by expanding our offerings to include products that are intended to be used for the diagnosis of disease, certain of our products will likely become subject to regulation by the FDA, or comparable foreign regulatory authorities, including requirements for regulatory clearance, approval or certification of such products before they can be marketed for clinical uses. Such regulatory approval processes, clearances or certifications may be expensive, time-consuming, and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition, or operating results. Our failure to obtain such clearance or approval in a timely manner, or our competitors’ success in obtaining clearance or approval before we do for products that are competitive with our planned clinical offerings, may result in material adverse business consequences because the investment and time required to seek and obtain clearance or approval for clinical products are substantial. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.
Specifically, diagnostic products are regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA following the 510(k) pre-market notification process or pre-market approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all. In addition, if our products labeled as “For Research Use Only. Not for use in diagnostic procedures,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling and supporting such products could change or be uncertain, even if such use by our customers is without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
In the EU, there is currently no premarket government review of medical devices (including IVDs). However, the EU requires that all IVDs placed on the market in the EU must meet general safety and performance requirements of the EU IVDR including the requirement that an IVD must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. IVDs must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with general safety and performance requirements laid down in Annex I to the EU IVDR is a prerequisite for European conformity marking (“CE mark”) without which IVDs cannot be marketed or sold in the EU. The EU IVDR may impose increased compliance obligations for us if we decide to market products for clinical or diagnostic uses and impact our development plans.
While the EU IVDR has been adopted by Northern Island, it does not apply in Great Britain (England, Scotland and Wales). Consequently, though the regulatory framework for IVDs in Great Britain is currently largely based on the EU IVDD, the long-term regulatory framework remains uncertain while final legislation and accompanying guidance is pending.
In addition, the process of obtaining approval or clearance from the FDA or certification from notified bodies in the EU or approved bodies in the United Kingdom for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals, clearances or certifications for any new products or for modifications to our existing products on a timely basis or that any approval, clearance or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval or certification from foreign bodies of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, certification, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, and import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances, approvals or certifications, withdrawals or suspensions of existing clearances, approvals or certifications, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties, which could significantly impact our business, results of operations and financial condition.
Newly developed Laboratory Development Tests (LDTs) may be subject to new regulatory clearance or approval, and could result in adverse impacts to our business, financial condition, or results of operations.
We anticipate that certain of our products could in the future be available through laboratories that are certified under the CLIA. These IVD products are commonly called “laboratory developed tests,” or LDTs. On April 29, 2024, the FDA released final regulations under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) to make explicit that LDTs offered as IVDs are devices under the FD&C Act including when the manufacturer of the IVD is a laboratory (the “LDT Rule”). The LDT Rule also provides that the FDA intends to exercise enforcement discretion with regard to premarket review and most quality system requirements for certain categories of IVDs, including currently marketed IVDs offered as LDTs that were first marketed prior to April 29, 2024. The FDA has included additional enforcement discretion policies within the rule for LDTs approved by the New York State’s Clinical Laboratory Evaluation Program. None of our products currently fall within the scope of the LDT Rule but in the future our products may fall within the scope of the rule. While the LDT Rule has been vacated, we cannot predict whether it will be reinstated and if so, how the FDA would implement the LDT Rule, or the characteristics, effects or implementation of any other potential rules or regulations that may be adopted in the future, and uncertainties remain as to whether and how newly developed LDT products that may require regulatory clearance or approval may impact our business, financial condition or results of operations.
We are subject to risks related to taxation in multiple jurisdictions and changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the level of non-deductible expenses (including stock-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, changes in tax benefits from share based compensation, mergers and acquisitions or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the United States Internal Revenue Service or any other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The Inflation Reduction Act of 2022 imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, enacted on July 4, 2025, includes significant modifications to the international tax framework but permits the expensing of certain research and development expenditures in the U.S. incurred in tax years beginning in 2025, while amortization over a 15-year period continues to be required for foreign based expenditures.
In addition, the Organization for Economic Co-Operation and Development has released guidance and blueprints covering various topics, including a global minimum effective tax rate of 15% on certain corporate groups known as “Pillar Two," and rules governing transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions. For example, on December 12, 2022, the European Union member states agreed to implement the “Pillar Two” global corporate minimum tax rate as of January 1, 2024. In addition, various other countries where we do business have implemented or plan to implement the “Pillar Two” global corporate minimum tax rate and are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of these changes and similar legislation could significantly affect our tax obligations in many countries where we do business.

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
Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies. We have in the past and may in the future become, involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office (“USPTO”), or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property infringement proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings.
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
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our patent licensors fail to maintain the patents and patent applications covering our products, services or technology, we may not be able to stop a competitor from marketing products, services or technologies that are the same as or similar to our products, services or technologies which would have a material adverse effect on our business, financial condition and results of operations.
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
The global data protection landscape is rapidly evolving and new laws and regulations are constantly being enacted such as China's "Personal Information Protection Law" and Singapore's "Personal Data Protection Act." Violations of existing and new laws and regulations may subject companies to significant penalties and fines, government investigations and/or enforcement actions, private litigation and other claims. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the EU GDPR and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, the “GDPR”) imposes stringent requirements for processing personal data of individuals within the EEA and UK or in the context of our activities within the EEA and the UK. The processing of sensitive personal data, such as health conditions, may impose heightened compliance burdens under the GDPR. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million / £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries outside the EEA or UK that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and certain jurisdictions, including the United States and China, remains uncertain. Case law from, the Court of Justice of the EU (“CJEU”) states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
In the United States, the California Consumer Privacy Act of 2018 (the ”CCPA”), as amended by the California Privacy Rights Act (collectively,(the "CCPA"), requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with services providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been enacted in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. Furthermore, the Federal Trade Commission (“FTC”) has authority to initiate enforcement actions against entities that mislead customers about compliance with HIPAA, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
Additionally, in 2024, the National Security Division of the U.S. Department of Justice (“DOJ”) issued a new rule—referred to as the “Data Security Program” (“DSP”)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, health-related information and personal information of our customers, employees and other related third parties (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such Confidential Information.
We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. We operate some of these systems but we also rely on third-party providers for a range of software, products and services that are critical to our operations and business. Both our and our third-party providers’ information technology systems are vulnerable to attack, damage or disruption due to breakdown, malicious intrusion, computer viruses, malware (e.g. ransomware) or other disruptive events, including but not limited to, natural disasters and catastrophes. In addition, malicious code (such as viruses, worms and ransomware), misconfigurations, bugs or vulnerabilities in our code, employee theft or misuse, human error, social engineering and phishing scams, denial-of-service attacks and sophisticated nation-state and nation-state supported attacks (including advanced persistent threat intrusions), are all increasingly common threats to companies like us.
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
Concerns regarding data privacy and security may cause some of our customers to stop using our platform for Cloud Services or other product solutions. This discontinuance in use could substantially harm our business, operating results and growth prospects. In addition, any access, disclosure, loss or unauthorized use of information or data could result in legal claims or proceedings (including class actions), regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because the techniques used change frequently and are generally not detected until after an incident has occurred. We may also face increased cybersecurity risks due to our reliance on internet technology when our employees are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted and threat actors are increasingly utilizing tools and techniques (including AI) designed to evade controls, to avoid detection and even to obfuscate or remove forensic evidence. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
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
While we have established cybersecurity measures as part of our cybersecurity risk management program designed to reduce these risks, there is no guarantee these measures (including our policies, controls or procedures) will be fully implemented, complied with, or effective in safeguarding ours systems, networks and Confidential Information. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal or proprietary information. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.
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
In the past we have initiated, and we are currently involved in, litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. See Note 4, Commitments and Contingencies, to the condensed consolidated financial statements included in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved. In addition to the litigation in Note 4, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
In the past we have provided, and in the future we may provide, guidance and other expectations regarding our expected financial and business performance. Our guidance is based on a number of assumptions and does not reflect all possible impacts to our business including, for example, all potential impacts of recently announced changes to government funding of research and the other risks discussed in this section titled Risk Factors. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance or the other expectations we set may not ultimately be accurate and has in the past been inaccurate in certain respects. For example, we failed to meet our publicly announced guidance regarding full year revenue in both 2022 and 2024 and in May 2025 we withdrew previously provided guidance regarding full year 2025 revenue and implemented quarterly guidance beginning with the second quarter of 2025. Further, in August 2022, we announced our goal to attain cash flows from operating activities in excess of our capital investment requirements by the end of 2023. While we achieved this goal for the quarter ended December 31, 2023 and for the year ended

December 31, 2025, we did not attain cash flows from operating activities in excess of our capital investment requirements for the full year ended December 31, 2024 and we may not be able to maintain cash flows from operating activities in excess of our capital investment requirements in the future on a sustained basis or at all due to a variety of factors, including if we do not generate sufficient revenue or achieve our gross margin targets, if we acquire businesses or technologies (or complete expenditures related to previous acquisitions) or if our spending is higher than anticipated. If our guidance varies from actual results or if we fail to meet other expectations regarding our business, the market value of our Class A common stock could decline significantly.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.
For more information, see the section titled “Risk Factor—Risks related to our intellectual property, information technology and data security—If we or our critical third-party providers experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks, including management’s implementation of our cybersecurity risk management program.
The Audit Committee receives regular reports from management on our cybersecurity risks, including written reports. In addition, management updates the Audit Committee regarding any cybersecurity incidents it considers to be significant or potentially significant.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team, including our General Counsel, President and Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies.
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
Item 2. Properties.
Our global corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Pleasanton, California, where we own approximately 148,000 square feet of space and lease approximately 300,000 square feet of space under leases expiring between September 2029 and June 2033, as well as a manufacturing and distribution center in Singapore and a manufacturing center in Taiwan. Including the Pleasanton leases, we lease approximately 431,000 square feet globally. We believe that our current and planned facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Holders of Common Stock
As of January 31, 2026, there were 39 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the cumulative total return to stockholder return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index, the Nasdaq Biotechnology Composite Index and the Russell 3000 Medical Equipment and Services Sector Index. The Nasdaq Composite Index and Nasdaq Biotechnology Composite Index have been included in the Stock Performance Graph of our Annual Reports since our first Annual Report, which we filed in 2020, and we added the Russell 3000 Medical Equipment and Services Sector Index to the Stock Performance Graph beginning with our 2024 Annual Report. An investment of $100 is assumed to have been made in our Class A common stock and each index at market close on December 31, 2020 and its relative performance is tracked through December 31, 2025. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among 10x Genomics, Inc., the Russell 3000 Medical Equipment and Services Sector Index, the Nasdaq Composite Index, and the Nasdaq Biotechnology Composite Index

	Cumulative Total Return
	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
10x Genomics, Inc.	$100	$105.20	$25.73	$39.52	$10.14	$11.52
Russell 3000 Medical Equipment and Services Sector	100	120.76	93.91	98.59	104.82	110.52
Nasdaq Composite Index	100	122.18	82.43	119.22	154.48	187.14
Nasdaq Biotechnology Composite Index	$100	$100.02	$89.90	$94.03	$93.49	$124.75
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Sales of Unregistered Securities
We completed the acquisition of Scale Biosciences, Inc. (“Scale Bio”) on August 11, 2025, in which a portion of the consideration for the acquisition consisted of the unregistered issuance of 1,099,992 shares of our Class A common stock, valued at $13.5 million. The sales of these securities were deemed to be exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in cash and in shares of our Class A common stock in connection with the technology transfer completed in the third quarter of 2025.
For additional information about this acquisition, see Note 4, Acquisitions, to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated research solutions include instruments, consumables and software for analyzing biological systems at resolution and scale that matches the complexity of biology. Our commercial product portfolio is made up of our Single Cell and Spatial solutions. Our products include our instruments, which include our Chromium instruments, our Visium CytAssist and our Xenium Analyzer, and our consumables, which include proprietary microfluidic chips, slides, reagents and other consumables for our Single Cell and Spatial solutions. We bundle our software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Customers purchase instruments and consumables from us for use in their experiments. We also derive revenue from post-warranty service contracts for our instruments.
Acquisition
In August 2025, we entered into an agreement to acquire all outstanding shares of common stock of Scale Biosciences, Inc. (“Scale Bio”), a single cell genomics technology company. Upon closing the transaction in August 2025, we made an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of our Class A common stock. In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in cash and in shares of our Class A common stock in connection with the technology transfer completed in the third quarter of 2025. In the future, we may pay up to $30.0 million of contingent consideration if certain milestones are met.
The transaction was accounted for as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in the developed technology. We determined that the contingent consideration was within the scope of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration is payable in cash or shares of our Class A common stock, at our election. The contingent consideration was recorded at fair value as of the acquisition date. Upon closing, we recognized $22.4 million for the fair value of the contingent consideration. Refer to Note 4, Acquisitions, in the Notes to consolidated financial statements included in this Annual report on Form 10-K, for a description of the fair value measurement of the contingent consideration.
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
Cumulative instruments sold

	As of December 31,
	2025	2024	2023
Chromium (Single Cell)	6,477	5,808	5,180
Visium (Spatial)	1,015	810	531
Xenium (Spatial)	554	421	255
Cumulative instruments sold	8,046	7,039	5,966
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
Our quarterly instrument unit volumes can fluctuate due to a number of factors, including the procurement and budgeting cycles of many of our customers and the availability of academic and government research funding. We also believe the timing of unit sales has been impacted and will continue to be impacted by the timing of product introductions and transitions which can either accelerate or delay demand of existing and new products or new versions of existing products depending on the needs of individual researchers to conclude existing studies or to use capabilities of new products or versions. Also, the timing and magnitude of our price changes can influence quarterly instrument unit volumes. For example, we believe that historical announcements of price changes have caused customers to pull forward purchases or postpone purchases of instruments. We therefore believe that an annual representation of cumulative instruments sold is most appropriate for assessing trends in our business.
Total consumables reactions sold

	Year Ended December 31,
	2025	2024	2023
Chromium (Single Cell)	378,300	310,900	312,500
Visium (Spatial)	31,200	35,400	29,300
Xenium (Spatial)	14,500	10,800	5,200
Total consumable reactions	424,000	357,100	347,000
A consumable reaction is the reagent setup needed to perform an experiment using one of our solutions. Reactions represent the unit volumes that we sell when a researcher purchases our consumables. As such, we believe consumable reactions sold is an appropriate metric for assessing trends in our business. The figures in the table above (rounded to the nearest hundred) represent the total consumable reactions, by product platform and in total, for the years ended December 31, 2025, 2024 and 2023. For the year ended December 31, 2025, Chromium Single Cell reactions include Chromium and Scale Bio reactions.
As we expand our product portfolios and as our business evolves, we will continue to evaluate the key metrics of our business. We may change or substitute these for additional or different metrics if we determine such other metrics are meaningful in understanding our business.
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
We plan to support instrument sales in the coming years through multiple strategies including expanding our sales efforts globally, adjusting prices for our instruments and continuing to enhance the underlying technology and applications for life sciences research. We regularly solicit feedback from our customers and focus our research and development efforts on enhancing the fleet of 10x instruments and enabling their ability to use additional applications that address their needs, and we believe that these efforts help to drive sales of our instruments and consumables.
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
Pricing changes
We believe that price changes can affect purchasing decisions by our customers and potential customers. We expect average selling prices for certain products to decline over time as we expand our portfolio with lower-priced instruments and consumables and products which can lower the total cost of an experiment. We believe that lowering prices for our products can expand usage and we anticipate that increased adoption and volume growth will drive higher overall sales of our instruments and consumables over time.
Revenue mix and gross margin
Our revenue is derived from sales of our instruments, consumables and services. There have been fluctuations in the mix between instruments and consumables and amongst our consumables. Each of our consumables solutions is designed to allow researchers to study a different aspect of biology, such as RNA, protein or epigenetics, at a resolution and scale that may be impractical or impossible using previously existing tools. As each of our solutions has been introduced, they have been initially purchased by a small number of early adopters. As these early adopters successfully perform experiments and publish scientific articles using our solutions, the utility of these solutions is more broadly understood and the solutions are then subsequently adopted by the larger research community. The revenue contribution from these and other consumable products has varied and is expected to vary on a quarterly basis due to several factors, including the publication of scientific papers demonstrating the value of the consumables, the availability of grants to fund research, budgetary timing, our introduction of new product features or configurations and new consumables offerings and our own manufacturing capacity or the capacity of our partners. For each of the years ended December 31, 2025, 2024 and 2023, our Chromium Universal Gene Expression consumables were our highest selling consumables products.
Our margins are generally higher for those instruments and consumables that we sell directly to customers as compared to those that we sell through distributors. We expect the mix of direct sales as compared to sales through distributors to remain relatively constant in the near term.
We expect our gross margin to fluctuate throughout 2026 due to a number of factors including changes in product mix and the non-recurring benefit in license and royalty revenue experienced in the first half of 2025.
Continued investment in growth
Historically, our revenue growth has been driven by the development of new solutions and quick adoption of our solutions by our customer base. We intend to continue to make focused investments to support the growth of our business. Excluding acquisitions, we do not expect our operating expenditures to meaningfully increase in 2026. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
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
Products and services revenue. We generate virtually all of our products and services revenue through the sale of our instruments and consumables to customers. We also generate a small portion of our revenue from instrument service agreements which relate to extended warranties. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro, Great British pound and Japanese yen.
Our revenue from consumables includes sales of our Single Cell and Spatial consumable products. Our consumables are designed to work exclusively with our instruments. Our Single Cell and Spatial consumables require the use of a 10x Genomics instrument, with the exception of our QuantumScale Single Cell RNA kit, Single Cell Methylation kit and Visium v1 3’ Gene Expression solution. Our instruments and consumables are generally sold without the right of return. Revenue is recognized as instruments and consumables are shipped. Revenue is recognized net of any sales incentive, distributor rebates and commissions and any taxes collected from customers. Instrument service agreements are typically entered into for a one-year term, with the coverage period beginning after the expiration of the standard one-year warranty period. Revenue from the sale of instrument service agreements are recognized ratably over the coverage period.
License and royalty revenue. We have agreements with third parties that include up-front fees and royalties. Revenue related to the delivery of intellectual property is recognized when the license is delivered to the third parties. Royalty revenue is recognized when the underlying sales occur. We also record allocated license and royalty revenue from patent litigation settlements.
Cost of products and services revenue, gross profit and gross margin
Cost of products and services revenue. Cost of products and services revenue primarily consists of manufacturing costs incurred in the production process including personnel and related costs, costs of component materials, manufacturing overhead, packaging and delivery costs and allocated costs including facilities and information technology. In addition, cost of products and services revenue includes royalty costs for licensed technologies included in our products, warranty costs, provisions for slow-moving and obsolete inventory and personnel and related costs and component costs incurred in connection with our obligations under our instrument service agreements. When applicable, we record royalty accruals relating to sales of our products as cost of products and services revenue.
Gross profit/gross margin. Gross profit is calculated as revenue less cost of products and services revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit and gross margins in future periods are expected to fluctuate from quarter to quarter and will depend on a variety of factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments and services; product mix changes between established products and new products and new versions of existing products; impacts of inflation, tariffs and increased supply chain costs; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product warranty obligations.
Research and development
Research and development expense primarily consists of personnel and related costs, independent contractor costs, laboratory supplies, equipment maintenance prototype and materials expenses, amortization of developed technology and intangibles and allocated costs including facilities and information technology.
We plan to continue to invest in our research and development efforts to enhance existing products and develop new products and new versions of existing products. As a result of our ongoing efforts to manage our spend, we expect our research and development expense to modestly decrease in 2026 versus the prior year.
In-process research and development
In-process research and development consists of costs incurred to acquire intellectual property for research and development. We expect these costs to be recognized, in most cases, only in periods during which we complete an acquisition of assets comprised in whole or part of intellectual property for research and development.

Selling, general and administrative
Selling, general and administrative expense primarily consists of costs related to the selling and marketing of our products, including sales incentives and advertising expenses and costs associated with our finance, accounting, legal, human resources and administrative personnel. Related costs associated with these functions, such as attorney and accounting fees, recruiting services, administrative services, insurance, public relations and communication activities, marketing programs and trade show appearances, travel, customer service costs, safety equipment purchases and cleaning and allocated costs including facilities and information technology, are also included in selling, general and administrative expenses. As a result of the increased effectiveness of our commercial organization and our ongoing efforts to manage our spend, we expect our selling, general and administrative expense to modestly decrease in 2026 versus the prior year.
We expect infrastructure costs including allocated facilities and information technology costs to modestly decrease in absolute dollars. We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses and selling, general and administrative expenses to decrease in absolute dollars.
Gain on settlement
When we enter into settlement and license agreements with various parties to resolve outstanding litigation and other proceedings between these parties, we have recognized, and may in the future recognize a gain on settlement for royalties earned on historical revenues by such parties.
Interest income
Interest income consists of interest earned on our cash and cash equivalents which are invested in bank deposits, money market funds and marketable securities and accretion of discount and amortization of premium on marketable securities.
Other income (expense), net
Other income (expense), net primarily consists of realized and unrealized gains and losses related to foreign exchange rate remeasurements and fair value adjustments on contingent consideration.
Provision for income taxes
Our provision for income taxes consists primarily of foreign taxes. As we expand the scale and scope of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
As of December 31, 2025, we had federal net operating loss (“NOL”) carryforwards of $808.1 million and federal tax credit carryforwards of $93.8 million. Our federal NOL carryforwards generated after December 31, 2017, which total $802.3 million, are carried forward indefinitely, while all of our other federal NOL and tax credit carryforwards expire beginning in 2033 and 2036 respectively. As of December 31, 2025, we had state NOL carryforwards of $506.5 million, which begin to expire primarily in 2033. In addition, we had state tax credit carryforwards of $77.4 million, which do not expire. Our ability to utilize such carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes. As such, there can be no assurance that we will be able to utilize such carryforwards. We have experienced a history of losses and a lack of future taxable income would adversely affect our ability to utilize these NOL and tax credit carryforwards. We currently maintain a full valuation allowance against these tax assets.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Products and services revenue	$596,688	$610,464	$618,727
License and royalty revenue	46,135	321	—
Revenue	642,823	610,785	618,727
Cost of products and services revenue	198,942	196,303	209,414
Gross profit	443,881	414,482	409,313
Operating expenses:
Research and development	238,632	264,698	270,332
Selling, general and administrative	316,134	344,343	343,330
Gain on settlement	(49,900)	—	—
In-process research and development	—	—	60,980
Total operating expenses	504,866	609,041	674,642
Loss from operations	(60,985)	(194,559)	(265,329)
Other income (expense):
Interest income	20,048	18,930	16,885
Interest expense	—	(4)	(33)
Other income (expense), net	1,030	(2,067)	(286)
Total other income	21,078	16,859	16,566
Loss before provision for income taxes	(39,907)	(177,700)	(248,763)
Provision for income taxes	3,637	4,927	6,336
Net loss	$(43,544)	$(182,627)	$(255,099)

Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Instruments
Single Cell	$22,671	$35,212	$(12,541)	(36)%
Spatial	34,108	57,503	(23,395)	(41)%
Total instruments revenue	56,779	92,715	(35,936)	(39)%
Consumables
Single Cell	363,206	372,308	(9,102)	(2)%
Spatial	143,977	121,124	22,853	19%
Total consumables revenue	507,183	493,432	13,751	3%
Services	32,726	24,317	8,409	35%
Products and services revenue	596,688	610,464	(13,776)	(2)%
License and royalty revenue	46,135	321	45,814	N/A
Total revenue	$642,823	$610,785	$32,038	5%
Product and Services Revenue
Product and services revenue decreased $13.8 million, or 2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Instruments revenue decreased $35.9 million, or 39%, to $56.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to price decreases and lower volume of Spatial instruments sold. Consumables revenue increased $13.8 million, or 3%, to $507.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by growth in Spatial consumables sales partially offset by lower Single Cell consumables sales. Service revenue increased $8.4 million, or 35%, for the year ended December 31, 2025 as compared to year ended December 31, 2024, primarily driven by an increase in service plans for instruments coming off warranty.
License and Royalty Revenue
In February 2025, we settled our worldwide patent litigation with Vizgen, Inc. As part of that settlement, Vizgen has limited rights to certain intellectual property owned or exclusively licensed by us. As one part of the settlement, we received an upfront payment of $26.0 million and receive royalties on Vizgen’s sales of products covered by the license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million in license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to Vizgen’s historical revenues prior to the settlement.
In May 2025, we entered into a settlement agreement and license agreements with Bruker Corporation (“Bruker”) resolving all outstanding litigation and other proceedings between the parties across all jurisdictions around the world. Under the agreements, we have the right to receive four quarterly installment payments beginning in the third quarter of 2025, which total $68.0 million, and applicable interest. We will also receive royalties on Bruker’s sales of products and services covered by the license. The $68.0 million amount was recorded as a $40.7 million gain on settlement and $27.3 million in license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the historical revenues prior to the settlement.
Excluding $44.1 million of non-recurring revenue related to patent litigation settlements in 2025, we expect our revenues to moderately increase in 2026 as compared to 2025.
Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of products and services revenue	$198,942	$196,303	$2,639	1%
Gross profit	$443,881	$414,482	$29,399	7%
Gross margin	69%	68%
Cost of products and services revenue increased $2.6 million, or 1%, to $198.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by higher manufacturing costs of $12.2 million due to a change in product mix and higher inventory write-downs of $7.8 million, partially offset by lower royalties of $12.5 million and lower warranty costs of $4.9 million. Gross margin increased to 69% primarily due to higher license and royalty revenue, reflecting a 2.3% benefit to gross margin, and lower royalties and warranty costs, partially offset by an increase in inventory write-downs and higher manufacturing costs.
We expect our gross margin to fluctuate throughout 2026 due to a number of factors including changes in product mix and the non-recurring benefit in license and royalty revenue experienced in the first half of 2025.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Research and development	$238,632	$264,698	$(26,066)	(10)%
Selling, general and administrative	316,134	344,343	(28,209)	(8)%
Gain on settlement	(49,900)	—	(49,900)	N/A
Total operating expenses	$504,866	$609,041	$(104,175)	(17)%
Research and development expense decreased $26.1 million, or 10%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily driven by a $21.7 million decrease in personnel expenses, including a $16.3 million decrease in stock-based compensation expense, a $4.0 million decrease in facilities and information technology costs, a $1.8 million decrease in equipment costs, a $1.5 million decrease in depreciation and amortization, and a $1.3 million decrease in other expenses, partially offset by restructuring charges of $4.1 million.
Selling, general and administrative expenses decreased $28.2 million, or 8.2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease in outside legal expenses of

$25.6 million, a decrease in personnel expenses of $4.3 million, a decrease in marketing expenses related to advertising and conferences and seminars of $2.9 million, and a decrease in facilities and information technology costs of $1.2 million, partially offset by restructuring charges of $6.0 million.
As a result of our settlements of our worldwide patent litigation with Vizgen and Bruker in 2025, we recorded a gain on settlement of $9.2 million and $40.7 million, respectively.
Excluding a gain on settlement of $49.9 million in 2025, we expect our operating expenses to modestly decrease in 2026 versus the prior year as a result of our ongoing efforts to manage our spend.
Total Other Income

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest income	$20,048	$18,930	$1,118	6%
Interest expense	—	(4)	4	(100)%
Other income (expense), net	1,030	(2,067)	3,097	(150)%
Total other income	$21,078	$16,859	$4,219	25%
Interest income increased by $1.1 million for the year ended December 31, 2025 primarily due to a gain from net accretion of discounts on the investment balance during that period. Other income (expense), net increased by $3.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a $4.6 million increase in net realized and unrealized gains from foreign currency rate measurement fluctuations, partially offset by a $1.4 million change in fair value of contingent consideration related to the Scale Bio acquisition.
We remeasure the contingent consideration and assumed liabilities related to the Scale Bio acquisition within the scope of ASC 480 as of each applicable reporting period. Upon remeasurement, we record the change in the fair value of the contingent consideration within other income (expense), net in our consolidated statement of operations. We expect other income (expense), net, to potentially fluctuate, potentially significantly, from quarter to quarter due to potential changes in the fair value of the contingent consideration.
Provision for Income Taxes
Our provision for income taxes was $3.6 million and $4.9 million, respectively, for the years ended December 31, 2025 and 2024. The provision for income taxes decreased by $1.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily due to lower foreign income and the enactment of an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14. on July 4, 2025 (the “Act”). Among its provisions, the Act restored the immediate deductibility of U.S. research and experimental expenditures, resulting in lower U.S. taxable income and a corresponding reduction in the Company’s provision for income taxes.
Liquidity and Capital Resources
As of December 31, 2025, we had approximately $523.4 million in cash and cash equivalents, and marketable securities which were primarily held in U.S. banks. We have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
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

In August 2025, we entered into an agreement to acquire all outstanding shares of common stock of Scale Bio for an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of our Class A common stock. In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in cash and in shares of our Class A common stock in connection with the technology transfer completed in the third quarter of 2025 related to the Scale Bio acquisition. In the future, we may pay up to $30.0 million of contingent consideration if certain milestones are met, which are payable in cash or equity at our election.
In January 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. Under the agreement, we are obligated to pay for certain technology development milestones if they are met. As of December 31, 2025, we have paid $41.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met.
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
We intend to continue to evaluate market conditions and may in the future pursue additional sources of funding, such as mortgage or other financing, to further enhance our financial position and to execute our business strategy. In addition, should prevailing economic, financial, business or other factors adversely affect our ability to meet our operating cash requirements, we could be required to obtain funding through traditional or alternative sources of financing. We cannot be certain that additional funds would be available to us on favorable terms when required, or at all.
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
Cash flow summary
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$136,050	$6,664
Investing activities	(13,438)	(32,631)
Financing activities	6,803	10,914
Effect of exchange rates changes on cash and cash equivalents	484	(164)
Net increase (decrease) in cash and cash equivalents	$129,899	$(15,217)
Operating activities
For the year ended December 31, 2025, the net cash provided by operating activities of $136.1 million consisted of a net loss of $43.5 million, adjusted by non-cash adjustments of $154.7 million and net cash inflows from changes in operating assets and liabilities of $24.9 million. The non-cash adjustments of $154.7 million primarily consisted of stock-based compensation expense of $109.1 million, depreciation and amortization of $36.2 million, amortization of leased right-of-use assets of $7.6 million, fair value adjustments on contingent consideration of $1.4 million, ROU assets impairment of $1.3 million due to restructuring, and lease and asset impairment charges of $0.8 million, partially offset by accretion of discounts related to our marketable securities of $1.8 million. The net cash inflow from changes in operating assets and liabilities of $24.9 million was primarily driven by cash inflows related to a decrease in accounts receivable of $41.3 million mainly due to timing of collections, a decrease in inventory of $28.0 million, an increase in accrued compensation and other related benefits of $7.6 million, and an increase in other noncurrent liabilities of $1.4 million, partially offset by cash outflows due to an increase in other receivables of $34.9 million primarily related to the Bruker settlement, a decrease in operating lease liabilities of $10.3 million due to lease payments, a decrease in accrued expenses and other current liabilities of $5.2 million, a decrease in accounts payable of $2.1 million due to timing of vendor payments, and an increase in prepaid expenses and other current assets of $2.3 million. During the year ended December 31, 2025, we received an upfront payment of $26.0 million from Vizgen, and two quarterly settlement payments from Bruker totaling $34.0 million, along with the corresponding interest payments. Because these amounts were collected in the same period they were recognized, they are reflected in operating cash flows through earnings, with no corresponding change in accounts receivable other than the $34.0 million receivable from Bruker remaining at December 31, 2025.
For the year ended December 31, 2024, the net cash provided by operating activities of $6.7 million consisted of a net loss of $182.6 million, adjusted by non-cash adjustments of $188.0 million, and net cash inflows from changes in operating assets and liabilities of $1.3 million. The non-cash adjustments of $188.0 million primarily consisted of stock-based compensation expense of $140.7 million, depreciation and amortization of $35.9 million, amortization of leased right-of-use assets of $7.8 million, lease and asset impairment charges of $3.1 million, and other non-cash expenses of $0.5 million. The net cash inflow from operating assets and liabilities was primarily due to a decrease in accounts receivable of $27.0 million primarily due to reduced revenue, an increase in deferred revenue of $11.2 million, an increase in accrued compensation and other related benefits of $3.7 million, and an increase in other noncurrent liabilities of $0.8 million. The net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued expenses and other current liabilities of $12.7 million, a decrease of $12.5 million due to payment of operating lease liabilities, an increase in inventory of $9.8 million, a decrease in accounts payable of $3.4 million due to timing of vendor payments, an increase in prepaid expenses and other current assets of $1.9 million, and an increase in other noncurrent assets of $1.1 million.
Investing activities
The net cash used in investing activities of $13.4 million in the year ended December 31, 2025 was due to the purchase of marketable securities of $123.4 million, net cash paid for the asset acquisition of $9.3 million, purchases of property and equipment and intangible assets of $5.9 million, partially offset by the proceeds from maturities of marketable securities of $125.2 million.
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
Financing activities
The net cash provided by financing activities of $6.8 million in the year ended December 31, 2025 was primarily from proceeds of $6.8 million from the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases.
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
For further information, see Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Revenue recognition
We generate revenue from sales of products, which consist of instruments and consumables, and services. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for a one-year term, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 days. Cash received from customers in advance of product shipment or provision of services is recorded as a liability. Our contracts with our customers generally do not include rights of return or a significant financing component.
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
We have agreements with third parties that include up-front fees and royalties. Revenue related to the delivery of intellectual property is recognized when the license is delivered to the third parties. Royalty revenue is recognized when the underlying sales occur. If the reporting of the actual sales from our licensees occurs after our reporting date, we estimate the royalty revenue receivable at the reporting date and adjust for any changes in estimates in the following period.
Inventory
Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, unsalable or otherwise carried above the net realizable value and frequently review such determinations. We write down specifically identified unusable, obsolete, slow-moving or known unsalable inventory and inventory otherwise carried above the net realizable value in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. We make assumptions about future demand, market conditions and the release of new products and new versions of existing products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required. For example, we recorded charges of $26.5 million and $11.3 million in the years ended December 31, 2025 and 2024, respectively, related to excess and obsolete inventory.
Stock-based compensation
Our stock-based compensation relates to stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock awards ("PSAs") including performance stock options and performance RSUs granted pursuant to equity incentive plans, and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for stock-based awards are based on their grant date fair value. We determine the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq Stock Market LLC, at the date of the grant. We estimate the fair value of stock option awards under an equity incentive plan and stock purchase right under an ESPP on the grant date using the Black-Scholes option-pricing model. The fair values of stock-based awards, excluding PSAs and PSUs, are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.
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
During the year ended December 31, 2025, we granted PSUs (“2025 PSUs”) to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

i.50% of target 2025 PSUs earned will be based on the Company’s compound annual growth rate (“CAGR”) of the Company’s revenue over a two-year performance period from January 1, 2025 to December 31, 2026. Holders may earn from 0% to 200% of the target amount of shares and earned 2025 PSUs will then be subject to service-based vesting; and

ii.50% of target 2025 PSUs earned will be based on the relative Total Shareholder Return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2025 to December 31, 2027. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.
The 2025 PSUs will be forfeited if the performance or market conditions are not achieved at the end of the relative performance periods as described above. The vesting of the 2025 PSUs can also be triggered upon certain change in control events or in the event of death or disability. Stock-based compensation expense recognized for the 2025 PSUs relating to TSR components was $1.0 million for the year ended December 31, 2025. The 2025 PSUs relating to CAGR components were deemed not probable of vesting as of December 31, 2025, which resulted in no stock-based compensation expense recognized for the year ended December 31, 2025.
During the year ended December 31, 2024, we granted PSUs (“2024 PSUs”) to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:
i.50% of target 2024 PSUs earned were based on the Company’s CAGR of the Company’s revenue over a two-year performance period from January 1, 2024 to December 31, 2025. Holders could have earned from 0% to 175% of the target amount of shares and earned 2024 PSUs would have then been subject to service-based vesting; and
ii.50% of target 2024 PSUs earned will be based on the relative TSR of the Company’s common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2024 to December 31, 2026. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.
The 2024 PSUs were or will be forfeited if the performance or market conditions were or are not achieved at the end of the relative performance periods as described above. We did not achieve the revenue CAGR performance condition over the two-year performance period; accordingly, the 2024 PSUs subject to this performance condition were forfeited as of December 31, 2025. The vesting of the 2024 PSUs subject to the relative TSR condition can also be triggered upon certain change in control events or in the event of death or disability. Stock-based compensation expense recognized for the TSR component of the 2024 PSUs was $1.3 million for each of the years ended December 31, 2025 and 2024. The CAGR component of the 2024 PSUs was deemed not probable of vesting as of December 31, 2025 and December 31, 2024, which resulted in no stock-based compensation expense recognized for the years ended December 31, 2025 and 2024.
During the year ended December 31, 2023, we issued market-based PSAs comprising performance restricted stock units (and in one case a performance stock option). The PSAs consist of three separate tranches and the vesting of each tranche is subject to the Class A common stock closing price being maintained at or above certain predetermined share price goals for each tranche. We estimated the value of the PSA awards granted using a Monte Carlo simulation model, using assumptions including volatility, risk-free interest rate, cost of equity and dividends. We recognized the compensation expense over the derived service period using the accelerated attribution method commencing on the grant date. The derived service period was the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met. None of the stock price thresholds for the PSAs have been met, resulting in no shares vesting or becoming exercisable as of December 31, 2025.
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

On August 7, 2025, we entered into an agreement to acquire all outstanding shares of common stock of Scale Bio. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in the developed technology. Upon closing the transaction on August 11, 2025, we made an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of our Class A common stock. In the first quarter of 2026, we expect to pay $20.0 million, subject to any adjustments, in cash and in shares of our Class A common stock in connection with the technology transfer completed in the third quarter of 2025. In the future, we may pay up to $30.0 million of contingent consideration if certain milestones are met.
We determined that the contingent consideration was within the scope of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration is payable in cash or Class A common shares, at our election. The contingent consideration was recorded at fair value as of the acquisition date. As of December 31, 2025, we recognized $24.6 million for the fair value of the contingent consideration. The contingent consideration will be remeasured each reporting period, with changes in fair value recognized within “other income (expense), net” in our consolidated statement of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk
We have exposure to interest rate risk that relates primarily to our cash equivalents and marketable securities. All of our cash equivalents and marketable securities are designated as available-for-sale and carried at fair market value. We invest in a number of securities including corporate bonds, U.S. agency notes, asset-backed securities, commercial paper, U.S. treasuries and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates. For example, we maintain our portfolio of fixed income investments with short-term maturities to reduce risk and impact from rate changes. A hypothetical 100 basis-point (one percentage point) increase in interest rates compared to rates at December 31, 2025 and December 31, 2024 would have adversely affected the fair value of our investment portfolio by approximately $0.2 million in both periods.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. Historically, most of our revenue is denominated in U.S. dollars, although we sell our products and services in local currency outside of the United States, principally the euro, Great British pound and Japanese yen. For both the years ended December 31, 2025 and 2024, approximately 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. We are exposed to gains or losses due to changes in foreign currency exchange rates. For example, if the value of U.S. dollar increases relative to foreign currencies, we will incur losses on the remeasurement on customer receivables which are denominated in foreign currencies. In addition, for our price lists denominated in foreign currencies, if the value of the U.S. dollar increases relative to the foreign currencies, the value of the revenue transactions when translated or remeasured to our U.S. dollar reporting currency will be lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We have performed a sensitivity analysis as of December 31, 2025 and 2024, using a modeling technique that measures the change in the amount of non-U.S. dollar monetary assets arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash and cash equivalents and accounts receivable that we would report in U.S. dollars as of December 31, 2025 and December 31, 2024 by approximately $3.6 million and $4.2 million, respectively.

Item 8. Financial Statements and Supplementary Data.
10x Genomics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 10x Genomics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter
For the year ended December 31, 2025, the Company recognized products and services revenues of $596.7 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.

Auditing the Company’s revenue recognition can be complex due to the volume of sales transactions including multiple performance obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the allocation of the transaction price to performance obligations in revenue transactions. For example, we tested management’s controls over establishing stand-alone selling prices, and tested the automated system controls for the application of the stand-alone selling price to the revenue transactions.

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

Scale Biosciences, Inc. Asset Acquisition

Description of the Matter	During the year ended December 31, 2025, the Company entered into an agreement to acquire all outstanding shares of common stock of Scale Biosciences, Inc. As discussed in Note 4 to the consolidated financial statements, the transaction was accounted for as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in the developed technology. The net assets acquired were valued at $46.6 million. The contingent consideration was recorded at fair value as of the acquisition date.

Auditing the Scale Biosciences, Inc. asset acquisition was complex due to the estimation uncertainty in determining the fair value of acquired developed technology. The estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions, including the future revenues related to the developed technology. Such assumptions are forward-looking and could be affected by future competitive and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the asset acquisition. For example, we tested management’s controls over determining the accounting treatment of the acquisition and the valuation of the acquired developed technology intangible asset and contingent consideration.

Our audit procedures included, among others, evaluating the accounting treatment for the transaction as an asset acquisition and testing the valuation of the acquired developed technology and contingent consideration. To test the valuation of the acquired developed technology and the contingent consideration, our audit procedures included, among others, a review of the valuation methods, key valuation assumptions, reconciling the valuation of the net assets acquired to the valuation of the consideration transferred, and performing sensitivity analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 12, 2026

10x Genomics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$473,966	$344,067
Marketable securities	49,443	49,335
Accounts receivable, net	47,013	87,862
Inventory	56,341	83,107
Other receivables	35,480	606
Prepaid expenses and other current assets	22,208	19,410
Total current assets	684,451	584,387
Property and equipment, net	226,711	252,648
Operating lease right-of-use assets	60,450	57,290
Goodwill	4,511	4,511
Intangible assets, net	62,329	15,671
Other noncurrent assets	2,913	4,129
Total assets	$1,041,365	$918,636
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,733	$12,909
Accrued compensation and related benefits	42,500	33,615
Accrued expenses and other current liabilities	39,971	41,165
Deferred revenue	23,902	20,658
Operating lease liabilities	10,985	9,286
Contingent consideration, current	23,363	—
Total current liabilities	153,454	117,633
Contingent consideration, noncurrent	1,237	—
Operating lease liabilities, noncurrent	73,376	73,327
Deferred revenue, noncurrent	10,501	12,513
Other noncurrent liabilities	6,471	5,029
Total liabilities	245,039	208,502
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized (Class A 1,000,000,000, Class B 100,000,000); 127,691,329 (Class A 117,612,457, Class B 10,078,872) and 122,291,837 (Class A 108,235,004, Class B 14,056,833) shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	2,306,690	2,177,672
Accumulated deficit	(1,510,591)	(1,467,047)
Accumulated other comprehensive income (loss)	225	(493)
Total stockholders’ equity	796,326	710,134
Total liabilities and stockholders’ equity	$1,041,365	$918,636
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Products and services revenue	$596,688	$610,464	$618,727
License and royalty revenue	46,135	321	—
Revenue	642,823	610,785	618,727
Cost of products and services revenue	198,942	196,303	209,414
Gross profit	443,881	414,482	409,313
Operating expenses:
Research and development	238,632	264,698	270,332
Selling, general and administrative	316,134	344,343	343,330
Gain on settlement	(49,900)	—	—
In-process research and development	—	—	60,980
Total operating expenses	504,866	609,041	674,642
Loss from operations	(60,985)	(194,559)	(265,329)
Other income (expense):
Interest income	20,048	18,930	16,885
Interest expense	—	(4)	(33)
Other income (expense), net	1,030	(2,067)	(286)
Total other income	21,078	16,859	16,566
Loss before provision for income taxes	(39,907)	(177,700)	(248,763)
Provision for income taxes	3,637	4,927	6,336
Net loss	$(43,544)	$(182,627)	$(255,099)

Net loss per share, basic and diluted	$(0.35)	$(1.52)	$(2.18)
Weighted-average shares used to compute net loss per share, basic and diluted	124,749,885	120,451,550	117,165,036
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	December 31,
	2025	2024	2023
Net loss	$(43,544)	$(182,627)	$(255,099)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	(6)	206	2,210
Realized loss on available-for-sale marketable securities reclassified into net loss	—	3	1,718
Foreign currency translation adjustment	724	(273)	(22)
Other comprehensive income (loss), net of tax	718	(64)	3,906
Comprehensive loss	$(42,826)	$(182,691)	$(251,193)
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,195,009	$2	$1,839,397	$(1,029,321)	$(4,335)	$805,743
Issuance of Class A common stock related to equity awards	3,900,353	—	19,483	—	—	19,483
Stock-based compensation	—	—	167,010	—	—	167,010
Net loss	—	—	—	(255,099)	—	(255,099)
Other comprehensive income	—	—	—	—	3,906	3,906
Balance as of December 31, 2023	119,095,362	2	2,025,890	(1,284,420)	(429)	741,043
Issuance of Class A common stock related to equity awards	3,196,475	—	10,914	—	—	10,914
Stock-based compensation	—	—	140,868	—	—	140,868
Net loss	—	—	—	(182,627)	—	(182,627)
Other comprehensive loss	—	—	—	—	(64)	(64)
Balance as of December 31, 2024	122,291,837	2	2,177,672	(1,467,047)	(493)	710,134
Issuance of Class A common stock related to equity awards	4,299,500	—	6,803	—	—	6,803
Issuance of Class A common stock for acquisition of assets	1,099,992	—	13,541	—	—	13,541
Stock-based compensation	—	—	108,674	—	—	108,674
Net loss	—	—	—	(43,544)	—	(43,544)
Other comprehensive income	—	—	—	—	718	718
Balance as of December 31, 2025	127,691,329	$2	$2,306,690	$(1,510,591)	$225	$796,326
The accompanying notes are an integral part of these consolidated financial statements

10x Genomics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(43,544)	$(182,627)	$(255,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	109,118	140,749	166,950
Depreciation and amortization	36,199	35,879	35,512
Asset and lease impairment charges	814	3,054	9,845
ROU assets impairment due to restructuring	1,253	—	—
Amortization of right-of-use assets	7,617	7,829	8,107
Fair value adjustments on contingent consideration	1,407	—	—
Realized loss on marketable securities	—	3	1,718
Other	(1,753)	523	427
Changes in operating assets and liabilities:
Accounts receivable	41,314	26,951	(10,613)
Other receivables	(34,874)	—	—
Inventory	27,953	(9,777)	7,871
Prepaid expenses and other current assets	(2,343)	(1,901)	(2,429)
Other noncurrent assets	689	(1,084)	(678)
Accounts payable	(2,126)	(3,354)	(6,017)
Accrued compensation and other related benefits	7,647	3,654	(2,637)
Deferred revenue	746	11,209	10,932
Accrued expenses and other current liabilities	(5,153)	(12,736)	28,301
Operating lease liability	(10,310)	(12,484)	(8,671)
Other noncurrent liabilities	1,396	776	1,284
Net cash provided by (used in) operating activities	136,050	6,664	(15,197)
Investing activities:
Proceeds from maturities of marketable securities	125,200	25,782	82,825
Proceeds from sales of marketable securities	—	3,856	100,191
Purchase of marketable securities	(123,435)	(48,876)	—
Asset acquisition, net	(9,268)	—	—
Purchases of property and equipment	(5,935)	(12,393)	(48,601)
Purchase of intangible assets	—	(1,000)	(923)
Net cash (used in) provided by investing activities	(13,438)	(32,631)	133,492
Financing activities:
Issuance of common stock from exercise of stock options and employee stock purchase plan purchases	6,803	10,914	19,483
Payments on technology license financing arrangement	—	—	(5,814)
Net cash provided by financing activities	6,803	10,914	13,669
Effect of exchange rate changes on cash and cash equivalents	484	(164)	(33)
Net increase (decrease) in cash and cash equivalents	129,899	(15,217)	131,931
Cash, cash equivalents and restricted cash at beginning of year	344,067	359,284	227,353
Cash and cash equivalents at end of year	$473,966	$344,067	$359,284
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$436
Cash paid for taxes	$2,391	$5,641	$4,927

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$215	$1,351	$3,324
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,397	$—	$6,518
Common stock issued for acquisition of assets	$13,541	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

10x Genomics, Inc.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. The Company’s integrated research solutions include the Company’s single cell instruments, which include the Company’s Chromium instruments, and the Company’s Spatial instruments, which include the Company’s Visium CytAssist and Xenium Analyzer instruments, and the Company’s consumables, which include proprietary microfluidic chips, slides, reagents and other consumables for the Company’s Chromium, Visium and Xenium solutions. The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Customers purchase instruments and consumables from the Company for use in their experiments. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe, Oceania and North America.
Basis of Presentation
The consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (or “GAAP”). All intercompany transactions and balances have been eliminated.
Reclassification
Amounts related to license and royalty revenue in the consolidated statements of operations for the years ended December 31, 2024 and 2023 have been reclassified to conform to the current presentation. Amounts related to accretion of discount and amortization of premium on marketable securities in the consolidated statements of operations for the years ended December 31, 2024 and 2023 have been reclassified to conform to the current presentation. Amounts related to other receivables in the consolidated balance sheet as of December 31, 2024 have been reclassified to conform to the current presentation.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent liabilities, and the reported amounts of revenue and expense. These judgments, estimates and assumptions are used for, but not limited to, revenue recognition, inventory valuation and write-downs, accounting for asset and business acquisitions, the valuation of stock-based compensation awards and remeasurement of contingent consideration. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, the Company’s forecasts and future plans, current economic conditions and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.
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

Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the balance sheet. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income (loss)," a component of stockholders’ equity, net of tax. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in “Other income (expense), net,” in the Company’s consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other income (expense), net,” and unrealized losses not related to credit losses are recognized in “Other comprehensive income (loss).” There are no allowances for credit losses for the periods presented.
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
The Company measures contingent consideration related to the Company’s acquisition of Scale Biosciences, Inc. (“Scale Bio”) at fair value on a recurring basis. Refer to Note 4, Acquisitions, for additional details regarding the acquisition. The contingent consideration is valued using a probability-weighted discounted cash flow approach, which reflects management’s estimates of future outcomes, timing of payments and discount rates. Because these inputs involve significant judgment, the fair value measurement are classified as Level 3 within the fair value hierarchy.
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services. The Company reviews its accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. As of December 31, 2025 and 2024, the allowance for doubtful accounts was $0.1 million for both periods.

Business Concentrations
The Company’s instruments are mostly assembled and tested by third party contract manufacturers in Asia and the United States. The Company’s agreement with the contract manufacturers contains purchase commitments. In addition, the Company relies on several suppliers for key components for its reagent kits. A significant disruption in the operations of the contract manufacturers or suppliers may impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on its business, financial condition and results of operations.
Concentrations
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, marketable securities, accounts receivable and other receivables. The Company’s cash and cash equivalents held with large financial institutions in the United States and deposits exceed the Federal Deposit Insurance Corporation’s insurance limit. The Company performs periodic evaluations of the risks associated with its investments and the relative credit standing of these financial institutions.
The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral from its customers but may require upfront payments from certain customers. The Company has not experienced material credit losses to date. For the years ended December 31, 2025, 2024, and 2023, no single customer represented more than 10% of revenue. No customer or distributor represented more than 10% of the Company’s outstanding accounts receivable as of December 31, 2025 or 2024.
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
The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. This evaluation is performed in a manner consistent with the Company’s impairment assessment for long-lived assets. When a decision has been made to sublease that space, the Company evaluates the asset for impairment and recognize the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the lowest level of identifiable cash flows for an asset group. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the year ended December 31, 2025, the Company recognized an impairment loss related to the ROU assets associated with the leased facility acquired as part of the Scale Bio acquisition. Refer to the Impairment of Long-Lived Assets section below and Note 7, Commitments and Contingencies - Lease Agreements, for further details.

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
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the following assets:

	Useful Life (Years)
Building	3	-	40
Laboratory equipment and machinery	2	-	5
Computer equipment	2	-	5
Furniture and fixtures	3
Leasehold improvements	3	-	10
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
If the Company has the option to pay in equity for contingent consideration related to the acquisition, a liability is recorded in accordance with the guidance of ASC 480, Distinguishing Liabilities from Equity. The contingent consideration is recorded at fair value at inception and is revalued on a quarterly basis for any significant adjustments and recognized in the Company’s consolidated statements of operations in “Other income (expense), net.”
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The Company recorded impairment charges of $2.1 million, $3.1 million and $9.8 million primarily relating to computer equipment, software, ROU assets, and intangible assets during the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 5, Other Financial Statement Information, for further details.
Substantially all the Company’s long-lived assets are located in the United States.
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
Deferred Revenue
Deferred revenue consists of payments received in advance of revenue recognition primarily related to instrument service agreements, also referred to as extended warranties. Revenue under these agreements is recognized ratably over the related service period. Deferred revenue expected to be recognized during the 12 months following the balance sheet date is recorded as current portion of deferred revenue and the remaining portion is recorded as long-term.
Revenue Recognition
Products and Services Revenue
The Company generates revenue from sales of products, which consist of instruments and consumables, and services. Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. Instrument service agreements, which relate to extended warranties, are typically entered into for a one-year term, following the expiration of the standard one-year warranty period. Revenue for extended warranties is recognized ratably over the term of the extended warranty period as a stand ready performance obligation. Revenue is recorded net of discounts, distributor commissions and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 days. Cash received from customers in advance of product shipments or the provision of services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.
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
License and Royalty Revenue
The Company has agreements with third parties that include up-front fees and royalties. Revenue related to the delivery of intellectual property is recognized when the license is delivered to the third parties. Royalty revenue is recognized when the underlying sales occur. If the reporting of the actual sales from the Company’s licensees occurs after the Company’s reporting date, the Company estimates the royalty revenue receivable at the reporting date and adjusts for any changes in estimates in the following period.
Cost of Products and Services Revenue
Cost of product and services revenue primarily consists of manufacturing costs incurred in the production process, including personnel and related costs, component materials, labor and overhead, packaging and delivery costs and allocated costs including facilities and information technology. In addition, cost of product and services revenue includes royalty costs for licensed technologies included in the Company’s products, warranty costs and write-downs for slow-moving and obsolete inventory.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $2.5 million, $3.9 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently Issued Accounting Pronouncement and Disclosure Rules
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (“ASU No. 2023-09”), which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective beginning with the Company’s fiscal year 2025 annual reporting period. The Company adopted ASU No. 2023-09 in its fourth quarter of 2025 using a prospective transition method and the additional disclosures required under the standard are included in the Company’s financial statement disclosures.
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
3.     Restructuring
During the year ended December 31, 2025, the Company implemented a reduction in force plan in order to decrease costs and maintain a streamlined organization to support the business. Restructuring charges of approximately $10.6 million associated with restructuring, comprised primarily of severance-related costs and the impairment loss associated with the Scale Bio ROU assets, were recorded during the year ended December 31, 2025.
Restructuring costs of $0.5 million, $4.1 million and $6.0 million were recorded in cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Company's consolidated statements of operations during the year ended December 31, 2025. No additional restructuring charges are expected to be incurred, and the restructuring activities are expected to be substantially completed by the end of the first quarter of 2026.
In 2023, the Company implemented a restructuring plan related to the closure of one of its research and development facilities resulting in restructuring charges of $2.5 million, comprised primarily of long-lived assets impairment costs and one-time employee termination benefits which were recorded during the year ended December 31, 2023. Restructuring costs of $2.5 million were recorded in research and development and general and administrative expenses during the year ended December 31, 2023 in the Company's consolidated statements of operations. The restructuring activities were completed as of December 31, 2024.

The following table is a summary of restructuring costs related to the Company’s restructuring activities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Termination Benefits Costs	Stock-Based Compensation Expense	Long-lived Assets Impairment Expenses	Total
Balance at January 1, 2023	$215	$—	$—	$215
Restructuring charge	310	—	2,171	2,481
Cash payments made	(215)	—	—	(215)
Non-cash charge	—	—	(2,171)	(2,171)
Balance at December 31, 2023	310	—	—	310
Restructuring charge	259	—	—	259
Cash payments made	(569)	—	—	(569)
Balance at December 31, 2024	—	—	—	—
Restructuring charge	9,023	314	1,253	10,590
Cash payments made	(7,736)	—	—	(7,736)
Non-cash charge	—	(314)	(1,253)	(1,567)
Balance at December 31, 2025	$1,287	$—	$—	$1,287
4.    Acquisitions
2025 Acquisition
On August 7, 2025, the Company entered into an agreement to acquire all outstanding shares of common stock of Scale Bio, a single cell genomics technology company. Upon closing the transaction on August 11, 2025, the Company made an upfront payment consisting of $9.2 million in cash and $13.5 million (1,099,992 shares) in shares of the Company’s Class A common stock. In the first quarter of 2026, the Company expects to pay $20.0 million, subject to any adjustments, in cash and in shares of the Company’s Class A common stock in connection with the technology transfer completed in the third quarter of 2025. In the future the Company may pay up to $30.0 million of contingent consideration if certain milestones are met.
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
Other assets and liabilities, net includes assumed liabilities for pre-acquisition services provided to Scale Bio by third parties which are also measured at fair value under ASC 480. The Company will remeasure the contingent consideration and assumed liabilities within the scope of ASC 480 as of each applicable reporting period. Upon remeasurement as of December 31, 2025, the Company recorded a $1.4 million change in the fair value within “Other income (expense), net” in the Company’s consolidated statement of operations. Measurement of the liabilities using a probability weighted discounted cash flow approach is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. The calculation relies upon the probability of achieving the milestones and approximate timing of payment based on the terms of the arrangement.

The following table discloses the summary of changes in the contingent consideration and assumed liabilities measured at fair value using Level 3 inputs (in thousands):

Year Ended December 31, 2025
Beginning of period	$—
Contingent consideration to sellers	22,378
Assumed liabilities to third parties	815
Change in fair value	1,407
Balance at end of period	$24,600
Following the integration of Scale Bio’s operations, the Company determined to vacate a leased facility and recognized restructuring charges consisting of an impairment loss on the related ROU asset and severance-related costs during the year ended December 31, 2025. See Note 3, Restructuring, and Note 7, Commitments and Contingencies, for further details.
2023 Acquisition
In 2023, the Company signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. for an upfront cash payment of $10.0 million relating to an intellectual property license. Upon the close of the transaction on July 14, 2023, the Company paid additional cash consideration of $10.0 million upon acquiring the assets. Under the agreement, the Company is obligated to pay for certain technology development milestones if they are met. As of December 31, 2025, the Company has paid $41.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met.
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
The following table summarizes the value of assets acquired and liabilities assumed as of the closing date (in thousands):

In-process research and development	$60,980
Intangible assets - acquired workforce	200
Property and equipment	671
Operating lease liabilities	(1,496)
Other assets and liabilities, net	758
Total net assets acquired	$61,113

5.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities at December 31, 2025 consisted of the following (in thousands):

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$441,108	$—	$—	$441,108	$322,012	$—	$—	$322,012	Level 1
Marketable securities:
Government debt securities	49,431	12	—	49,443	49,317	18	—	49,335	Level 2
Total available-for-sale securities	$490,539	$12	$—	$490,551	$371,329	$18	$—	$371,347
The contractual maturities of marketable securities as of December 31, 2025 were all less than one year.
The company incurred no gross realized losses from the sale of available-for-sales debt securities during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the company incurred a de minimis gross realized loss and a gross realized loss of $1.7 million from the sale of available-for-sales debt securities, respectively. Realized gains (losses) on the sale of marketable securities are recorded in “Other expense, net” in the consolidated statements of operations.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in “Other expense, net,” and unrealized losses not related to credit losses are recognized in “Other comprehensive income (loss).” There are no allowances for credit losses for the periods presented.
Inventory
Inventory was comprised of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$23,183	$16,736
Work in progress	17,135	27,441
Purchased materials	16,023	38,930
Inventory	$56,341	$83,107

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Building	$147,493	$147,094
Leasehold improvements	89,724	89,567
Laboratory equipment and machinery	78,133	72,498
Land	36,765	36,765
Computer equipment and software	15,281	14,953
Furniture and fixtures	9,850	9,586
Construction in progress	2,929	5,152
Total property and equipment	380,175	375,615
Less: accumulated depreciation and amortization	(153,464)	(122,967)
Property and equipment, net	$226,711	$252,648
Depreciation expense was $31.2 million, $33.9 million and $32.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, the Company recorded impairment charges of $0.1 million related to leasehold improvements. During the year ended December 31, 2024, the Company recorded impairment charges of $2.1 million related to computer equipment and software of which $0.3 million, $0.7 million and $1.1 million was classified in cost of revenue, research and development, and selling, general and administrative expenses, respectively, in the consolidated statement of operations. The impairment charge was triggered by a decision to discontinue a productivity engineering project.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	December 31, 2025				December 31, 2024
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technology	6.0	$52,639	$(3,359)	$49,280	$1,000	$(92)	$908
Technology licenses	8.8	22,504	(9,491)	13,013	22,504	(8,016)	14,488
Assembled workforce	0.5	1,328	(1,292)	36	1,328	(1,080)	248
Customer relationships	0.0	945	(945)	—	945	(918)	27
Intangible assets, net		$77,416	$(15,087)	$62,329	$25,777	$(10,106)	$15,671
During the year ended December 31, 2025, the Company recorded developed technology of $51.6 million and assembled workforce of $0.7 million in connection with the Scale Bio acquisition. The amortization of developed technology is recorded in cost of revenue. See Note 4, Acquisitions, for details related to intangibles acquired.
During the year ended December 31, 2025, the Company recorded an impairment loss of $0.7 million for the assembled workforce. During the year ended December 31, 2023, the Company recorded impairment charges of $4.6 million related to its developed technology and assembled workforce. No impairment losses were recognized for intangible assets during the year ended December 31, 2024.

The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Estimated Annual Amortization
2026	$9,644
2027	9,609
2028	9,609
2029	9,608
2030	9,569
Thereafter	14,290
Total	$62,329
Amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures and asset impairments, among other factors.
Accrued Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	December 31,
	2025	2024
Accrued bonus	$29,506	$21,859
Accrued commissions	5,335	5,938
Accrued payroll and related costs	4,964	2,970
Other	2,695	2,848
Accrued compensation and related benefits	$42,500	$33,615
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2025	2024
Taxes payable	$7,219	$4,936
Product warranties	6,828	8,615
Customer refunds and deposits payable	5,542	3,002
Accrued royalties for licensed technologies	4,971	7,042
Accrued professional services	2,914	5,315
Accrued legal and related costs	1,502	6,100
Accrued property and equipment	124	644
Other	10,871	5,511
Accrued expenses and other current liabilities	$39,971	$41,165

Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning of period	$8,615	$8,116
Amounts charged to cost of revenue	8,567	13,325
Repairs and replacements	(10,354)	(12,826)
End of period	$6,828	$8,615
Revenue and Deferred Revenue
As of December 31, 2025, the aggregate amount of remaining performance obligations primarily related to separately sold extended warranty service agreements, or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $34.4 million, of which approximately $23.9 million is expected to be recognized to revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $34.4 million and $33.2 million as of December 31, 2025 and 2024, respectively, primarily consisted of deferred revenue related to extended warranty service agreements.

	Year Ended December 31,
	2025	2024
Beginning of period	$33,171	$21,964
Revenue recognized that was included in the contract liability at the beginning of the year	(20,130)	(11,407)
Revenue deferred excluding amounts recognized as revenue during the period	21,362	22,614
End of period	$34,403	$33,171
The following table represents revenue by source for the periods indicated (in thousands). Spatial products include the Company’s Visium and Xenium products:

	Year Ended December 31,
	2025	2024	2023
Instruments
Single Cell	$22,671	$35,212	$47,866
Spatial	34,108	57,503	75,605
Total instruments revenue	56,779	92,715	123,471
Consumables
Single Cell	363,206	372,308	420,316
Spatial	143,977	121,124	59,237
Total consumables revenue	507,183	493,432	479,553
Services	32,726	24,317	15,703
Products and services revenue	596,688	610,464	618,727
License and royalty revenue	46,135	321	—
Total revenue	$642,823	$610,785	$618,727

The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Americas
United States (a)	$346,512	$334,318	$360,091
Americas (excluding United States)	12,261	13,447	13,101
Total Americas	358,773	347,765	373,192
Europe, Middle East and Africa	161,716	159,762	142,276
Asia-Pacific
China	70,264	57,300	50,965
Asia-Pacific (excluding China)	52,070	45,958	52,294
Total Asia-Pacific	122,334	103,258	103,259
Total revenue	$642,823	$610,785	$618,727
__________________________
(a) Includes license and royalty revenue.
License and Royalty Revenue
In February 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. (“Vizgen”). As part of that settlement, Vizgen has limited rights to certain intellectual property owned or exclusively licensed by the Company. As one part of the settlement, the Company received an upfront payment of $26.0 million and receives royalties on Vizgen’s sales of products covered by the license. The $26.0 million upfront payment was recorded as a $9.2 million gain on settlement and $16.8 million in license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to Vizgen’s historical revenues prior to the settlement.
In May 2025, the Company entered into a settlement agreement and license agreements with Bruker Corporation (“Bruker”) resolving all outstanding litigation and other proceedings between the parties across all jurisdictions around the world. Under the agreements, the Company has the right to receive four quarterly installment payments beginning in the third quarter of 2025, which total $68.0 million, and applicable interest. The Company receives royalties on Bruker’s sales of products and services covered by the license. The $68.0 million amount was recorded as a $40.7 million gain on settlement and $27.3 million in license and royalty revenue. The amount attributed to the gain on settlement was determined by applying a royalty rate to the historical revenues prior to the settlement. As of December 31, 2025, the Company had received two quarterly installment payments from Bruker, and the remaining balance was recognized under other receivables which is presented separately on the Company’s consolidated balance sheets.
Other Income (Expense), Net
“Other income (expense), net” in the consolidated statements of operations primarily consists of gains or losses from foreign currency remeasurement and fair value adjustments of contingent consideration. The Company recognized a foreign currency transaction gain of $2.5 million for the year ended December 31, 2025, a foreign currency transaction loss of $2.1 million for the year ended December 31, 2024, and a foreign currency transaction gain of $1.2 million for the year ended December 31, 2023. The Company recognized a $1.4 million change in fair value of contingent consideration related to the Scale Bio acquisition for the year ended December 31, 2025.

6.    Income Tax
Income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(44,598)	$(187,720)	$(263,292)
International	4,691	10,020	14,529
Total	$(39,907)	$(177,700)	$(248,763)
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$(7)	$396	$351
State	397	314	180
Foreign	3,557	3,508	6,252
Total current provision for income taxes	3,947	4,218	6,783
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	(310)	709	(447)
Total deferred provision for income taxes	(310)	709	(447)
Provision for income taxes	$3,637	$4,927	$6,336

A reconciliation of the federal statutory income tax provision to the effective income tax provision is as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(8,380)	21%
State and local income taxes, net of federal income tax effect (a)	(2,363)	6%
Foreign tax effects
Singapore
Nondeductible compensation	1,179	(3)%
Other	(248)	1%
Other foreign jurisdictions	274	(1)%
Effect of cross-border tax laws	336	(1)%
Tax credits
Research and development tax credits	(4,250)	11%
Changes in valuation allowance	(5,038)	13%
Nontaxable or nondeductible items
Stock-based compensation	14,551	(37)%
Executive compensation (162(m))	1,208	(3)%
Other items	503	(1)%
Changes in unrecognized tax benefits	5,865	(15)%
Effective tax rate	$3,637	(9)%
___________________
(a) State taxes in California, Pennsylvania and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
	2024	2023
Income tax provision at federal statutory rate	$(37,317)	$(52,240)
State taxes, net of federal benefit	(11,938)	(14,831)
Tax credits	(8,895)	(14,551)
Foreign taxes	2,148	3,888
Stock-based compensation	15,978	2,422
Change in valuation allowance	36,378	79,551
Acquisition related expenses	—	2,296
Waived deductions under Section 59A	8,190	—
Other	383	(199)
Total provision for income taxes	$4,927	$6,336

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$202,704	$161,681
Research and development tax credits	111,143	103,555
Accruals and reserves	17,323	12,302
Operating lease liability	19,441	19,628
Intangibles	27,845	35,966
Stock-based compensation	24,383	26,772
Capitalized research and development	103,001	136,267
Total deferred tax assets	505,840	496,171
Valuation allowance	(490,154)	(479,452)
Net deferred tax assets	15,686	16,719
Deferred tax liabilities
Property and equipment	(2,855)	(4,124)
Operating right-of-use assets	(13,436)	(13,510)
Total deferred tax liabilities	(16,291)	(17,634)
Net deferred tax liabilities	$(605)	$(915)
As of December 31, 2025 and 2024, the Company maintained a full valuation allowance on its U.S. net deferred tax assets. The U.S. deferred tax assets predominantly relate to operating losses, tax credits and capitalized research and development intangibles. The U.S. valuation allowance was estimated based on an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all U.S. net deferred tax assets. The Company intends to maintain a full valuation allowance on U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance. The valuation allowance increased by $10.7 million and by $36.4 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of $808.1 million and federal tax credit carryforwards of $93.8 million. The federal NOL carryforwards generated after December 31, 2017 totaling $802.3 million are carried forward indefinitely, while all other federal NOL and tax credit carryforwards expire beginning in 2033 and 2036, respectively. As of December 31, 2025, the Company had state NOL carryforwards of $506.5 million, which begin to expire primarily in 2033. In addition, the Company had state tax credit carryforwards of $77.4 million, which do not expire.
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
Income taxes paid, net of refunds received, consisted of the following (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
State	$195	8%
Foreign
Singapore	947	40%
Other foreign jurisdictions	1,249	52%
Total income taxes paid, net of refunds received	$2,391	100%

The total balance of unrecognized gross tax benefits, resulting primarily from research and development tax credits claimed on the Company’s annual tax returns, were as follows (in thousands):

	2025	2024
Unrecognized tax benefits at beginning of year	$50,022	$45,713
Reductions related to settlements with tax authorities	—	(285)
Reductions based on prior year tax provisions	(739)	(1,617)
Additions related to acquisitions	2,287	—
Additions based on prior year tax provisions	436	467
Additions based on current year tax provisions	3,484	5,744
Unrecognized tax benefits at end of year	$55,490	$50,022
The total amount of unrecognized gross tax benefits was $55.5 million and $50.0 million as of December 31, 2025 and 2024, respectively, of which $3.3 million and $2.9 million, if recognized, would affect our effective tax rate, respectively.
The Company is subject to the examination of its income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. The United States, California, Singapore, and Sweden are considered as major jurisdictions. The Company has not been audited in such jurisdictions. Tax examinations are expected to focus primarily on research and development tax credits and intercompany transfer pricing practices. Due to NOLs and tax credit carryforwards, as of December 31, 2025, federal and California income tax returns for the years ended 2012 through the current period are open to examination. Significant foreign income tax returns for the years 2019 through the current period are open to examination. Due to the number of years remaining that are subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company includes interest and penalties related to income tax matters within the provision for income taxes. The total amount of gross interest and penalties accrued was $2.1 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. The Company recognized interest and penalty expenses of $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company maintained undistributed earnings overseas as of December 31, 2025, and the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.
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
Non-cancelable Purchase Commitments
The Company’s contract manufacturers make advance purchases of components based on the instrument unit forecasts and purchase orders placed by the Company. To the extent these components are purchased by a contract manufacturer on the Company’s behalf and cannot be used by their other customers, the Company is obligated to purchase these components. In addition, certain supplier agreements require the Company to make minimum annual purchases under the agreements. As of December 31, 2025, the Company had commitments to make a total of $12.2 million in purchases over the next two years.
As of December 31, 2025, the Company had entered into non-cancelable arrangements for subscription software services to make payments aggregating to $18.6 million over the next four years.

Intellectual Property Licensing
The minimum commitments related to the Company's license arrangements aggregate to $24.9 million as of December 31, 2025 to be paid over the next 16 years.
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
In August 2025, the Company recorded $1.8 million in right of use asset and lease liabilities in connection with Scale Bio acquisition. See Note 3, Asset Acquisition, for details related to right of use assets and lease liabilities acquired. As of December 31, 2025, the Company recognized an impairment loss of approximately $1.3 million related to the ROU assets associated with the Scale Bio leased facility as a result of the decision to vacate the facility to optimize asset utilization and improve operational efficiency following the integration of existing operations.
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $12.5 million, $12.6 million and $13.6 million, respectively, of operating lease costs and $1.0 million, $0.5 million and $0.2 million, respectively, of variable lease costs. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease cost due to the Company’s election to not separate lease and non-lease components. The sublease income for the years ended December 31, 2025, 2024 and 2023, were $0.6 million, $1.2 million and $0.5 million, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 were $16.2 million, $17.8 million and $15.2 million, respectively, and were included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
The payments due under of the Company’s operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Operating Leases
2026	$15,630
2027	16,805
2028	16,394
2029	14,800
2030	9,853
Thereafter	29,537
Total lease payments	$103,019
Less: imputed interest	(18,658)
Present value of operating lease liabilities	$84,361
Operating lease liabilities, current	$10,985
Operating lease liabilities, noncurrent	73,376
Total operating lease liabilities	$84,361
The following table summarizes additional information related to the Company’s operating leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	6.7 years	6.8 years
Weighted-average discount rate:
Operating leases	5.9%	5.8%

Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of December 31, 2025, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
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
In August 2025, the Company acquired Scale Bio. Scale Bio and Parse are parties in a litigation in the U.S. District Court for the District of Delaware in which Scale Bio is asserting that Parse’s Evercode products infringe U.S. Patent Nos. 10,626,442, 10,982,256, 11,512,341 and 11,634,752 (the “752 patent”) and Parse is asserting the Scale Bio’s single cell sequencing products infringe U.S. Patent Nos. 10,900,065, 11,168,355 and 11,427,856 (the “Asserted Parse Patents”). On February 13, 2025 the parties filed a stipulation agreeing that Scale Bio’s High Throughput Assay and methods of using such assays do not infringe the Asserted Parse Patents, and dismissing such claims. In October 2025, the Court entered summary judgment that the 752 patent is invalid. The Company disagrees with this decision and plans to appeal. In November 2025, the Court entered summary judgment that the accused Scale Bio products do not infringe the Asserted Parse Patents. Additional summary judgment motions are pending and a trial date has not been set.
Curio
In December 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138 and 11,761,030. Trial is scheduled for May 2026.
In December 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). In April 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. Curio did not appeal the preliminary injunction. On March 25, 2024, the Company filed a main request in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe the EP 391 patent. In June 2025, the UPC found that Curio infringes one of the patent’s claims and issued a permanent injunction ordering Curio to cease and desist from selling the Seeker products in Germany, France and Sweden.
Illumina
In October 2025, the Company filed two lawsuits against Illumina, Inc. (“Illumina”) in the United States District Court for the District of Delaware. In the first suit, the Company alleges Illumina’s announced spatial technology program infringe U.S. Patent Nos. 11,008,607, 11.549,138, 12,234,505 and 12,297,487. In the second suit, the Company alleges Illumina’s single cell kits and workflow infringe U.S. Patent Nos. 11,692,214, 11,932,902, 12,275,993, 12,305,239 and 12,416,192. Illumina filed its answers in December 2025 and an amended answer in the single cell suit in February 2026. No case schedule has been set.
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

Common Stock
The following table represents the number of shares of Class B common stock converted to shares of Class A common stock upon the election of the holders of such shares during the years:

	Year Ended December 31,
	2025	2024	2023
Class B common stock converted to Class A common stock	3,977,961	—	4,610,422
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
9.    Equity Incentive Plans
Amended and Restated 2012 Stock Plan
Following the adoption of the 2019 Omnibus Incentive Plan in September 2019, any awards outstanding under the Amended and Restated 2012 Stock Plan (“2012 Plan”) continue to be governed by their existing terms but no further awards may be granted under the 2012 Plan. As of December 31, 2025, the number of shares of Class A common stock issuable under the 2012 Plan, which includes shares issuable upon the exercise of outstanding awards, was 1,295,245.
2019 Omnibus Incentive Plan
The 2019 Omnibus Incentive Plan (“2019 Plan”) allows for the issuance of incentive stock options, non-statutory stock options (“NSOs”) or restricted shares. Incentive stock options may be granted only to the Company’s employees (including officers and directors who are also considered employees). NSOs and restricted shares may be granted to the Company’s employees and service providers. As of December 31, 2025, the number of shares of Class A common stock available for issuance under the 2019 Plan was 10,092,793 shares issuable in connection with outstanding awards and 21,857,245 shares reserved for issuance in connection with grants of future awards.
The number of shares of Class A common stock reserved for issuance under the 2019 Plan at the time the 2019 Plan was adopted in 2019 was 11,000,000. The 2019 Plan provides that the total number of shares of the Company’s Class A common stock that may be issued under the 2019 Plan, including options authorized and options outstanding, is 11,000,000 (such share limit as increased from time to time, the “Absolute Share Limit”). However, the Absolute Share Limit shall be increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year, the Company’s board of directors has not either confirmed the 5% increase described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, then the Company’s board of directors will be deemed to have waived the automatic increase, and no such increase will occur for such calendar year. Of the Absolute Share Limit, no more than 11,000,000 shares of Class A common stock may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the 2019 Plan.
Options issued under the 2019 Plan have a contractual term of 10 years. The exercise price of an incentive stock option and NSO shall not be less than 100% of the fair market value of the shares on the date of grant.

Stock Options
A summary of the Company’s stock option activity under the 2012 and 2019 Plans is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	4,594,582	$45.37	5.4	$13,834,082
Exercised	(478,085)	2.83
Forfeited	(555,200)	61.62
Balance as of December 31, 2025	3,561,297	$48.55	4.6	$10,337,526

Vested and exercisable as of December 31, 2025	3,253,508	$49.02	4.4	$10,337,526
The Company did not grant stock options during the years ended December 31, 2025 and 2024. The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $33.67 per share. The total intrinsic value of stock options exercised was $4.4 million, $12.3 million and $78.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the total unrecognized stock-based compensation related to stock options was $4.9 million, which will be recognized over a weighted-average period of approximately one year.
The fair value of each employee option granted in 2023 was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for the periods indicated:

Year Ended December 31, 2023
Expected volatility	70% – 71%
Risk-free interest rate	3.7% – 4.6%
Expected term	5.3 – 6.1 years
Expected dividend	—%
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the year ended December 31, 2025 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Balance as of December 31, 2024	6,493,387	$35.55
Granted	6,184,585	10.65
Vested	(3,117,074)	30.68
Forfeited	(1,734,157)	27.12
Outstanding as of December 31, 2025	7,826,741	$19.68
As of December 31, 2025, the total unrecognized stock-based compensation related to RSUs was $118.0 million, which will be recognized over a weighted-average period of approximately two years.
Performance Stock Awards
In March 2025, the Company granted 561,603 PSUs (“2025 PSUs”) under the 2019 Plan to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:
i.50% of target 2025 PSUs earned will be based on the Company’s compound annual growth rate (“CAGR”) of the Company’s revenue over a two-year performance period from January 1, 2025 to December 31, 2026. Holders may earn from 0% to 200% of the target amount of shares and earned 2025 PSUs will then be subject to service-based vesting; and

ii.50% of target 2025 PSUs earned will be based on the relative Total Shareholder Return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2025 to December 31, 2027. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.
The 2025 PSUs will be forfeited if the performance or market conditions are not achieved at the end of the relative performance periods as described above. The vesting of the 2025 PSUs can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the 2025 PSUs relating to CAGR and TSR components were $10.76 and $13.94 per share, respectively. Stock-based compensation expense recognized for the 2025 PSUs relating to TSR components was $1.0 million for the year ended December 31, 2025. The vesting of the CAGR components of the 2025 PSUs was deemed not probable of vesting as of December 31, 2025, which resulted in no stock-based compensation expense recognized for the year ended December 31, 2025.
The Company estimated the fair values of the shares granted under the TSR component of the 2025 PSUs using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31, 2025
Expected volatility	67%
Risk-free interest rate	4.0%
Expected dividend yield	—%
In March 2024, the Company granted 219,168 PSUs (“2024 PSUs”) under the 2019 Plan to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:

i.50% of target 2024 PSUs earned were based on the Company’s CAGR of the Company’s revenue over a two-year performance period from January 1, 2024 to December 31, 2025. Holders could have earned from 0% to 175% of the target amount of shares and earned 2024 PSUs would have then been subject to service-based vesting; and

ii.50% of target 2024 PSUs earned will be based on the relative TSR of the Company’s common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2024 to December 31, 2026. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.
The 2024 PSUs were or will be forfeited if the performance or market conditions were or are not achieved at the end of the relative performance periods as described above. The Company did not achieve the revenue CAGR performance condition over the two-year performance period; accordingly, the PSUs subject to this performance condition were forfeited as of December 31, 2025. The vesting of the 2024 PSUs subject to the relative TSR condition can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the 2024 PSUs relating to CAGR and TSR components were $37.43 and $44.80 per share respectively. Stock-based compensation expense recognized for the 2024 PSUs relating to TSR components was $1.3 million for each of the years ended December 31, 2025 and 2024. The vesting of the CAGR component for the 2024 PSUs was deemed not probable of vesting as of December 31, 2025 and December 31, 2024, which resulted in no stock-based compensation expense recognized for the years ended December 31, 2025 and 2024.
The Company estimated the fair values of the shares granted under the TSR component of the 2024 PSUs using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31, 2024
Expected volatility	66%
Risk-free interest rate	4.5%
Expected dividend yield	—%
In March 2023, the Company granted 172,842 PSAs (“2023 PSAs”) under the 2019 Plan to certain members of management, which are subject to the achievement of certain escalating stock price thresholds established by the Company's Compensation Committee of the Board of Directors.

The 2023 PSAs each vest in equal installments upon the achievement of escalating stock price thresholds of $72.14, $96.19 and $120.24, respectively, calculated based on the volume-weighted average price per share of the Company’s Class A common stock over the immediately trailing 20 trading day period for each respective threshold. The escalating stock price thresholds can be met any time prior to the fifth anniversary of the date of grant. The vesting of the 2023 PSAs can also be triggered upon certain change in control events and achievement of certain change in control price thresholds, or in the event of death or disability. The weighted-average grant date fair value of the 2023 PSAs was $43.13. Stock-based compensation expense recognized for the 2023 PSAs was $1.7 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively.
The Company estimated the fair values of shares granted under the 2023 PSAs using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31, 2023
Expected volatility	71%
Risk-free interest rate	3.7%
Expected dividend	—%
In September 2022, the Company granted 709,025 PSAs (“2022 PSAs”) including RSUs and a performance stock option under the 2019 Plan to certain members of management, which are subject to the achievement of certain stock price thresholds established by the Company’s Compensation Committee of the Board of Directors.
Stock-based compensation expense recognized for the 2022 PSAs was $2.4 million and $10.0 million for the years ended December 31, 2024 and 2023, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, 708,628, 385,967, and 217,537 shares of Class A common stock, respectively, were issued under the ESPP. The ESPP provides that the maximum number of shares of the Company’s Class A common stock made available for sale thereunder will be 4,909,589, which number will be automatically increased on the first day of each calendar year commencing on January 1, 2021 and ending on January 1, 2029 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of the Company’s Class A common stock as determined by the Company’s board of directors. However, if on January 1 of a calendar year the Company’s board of directors has not either confirmed the 1% described in clause (i) or approved a lesser number of shares of the Company’s Class A common stock for such calendar year, the Company’s board of directors will be deemed to have waived the automatic increase and no such increase will occur for such calendar year. The maximum number of shares available under the ESPP (and any share limitations thereunder, as applicable) will automatically be adjusted upon certain changes to the Company’s capital structure. As of December 31, 2025, there were 3,223,673 shares available for issuance under the ESPP.
For the years ended December 31, 2025, 2024, and 2023 the weighted average grant date fair values of options granted under the ESPP, using the Black-Scholes option pricing model, were $4.07, $6.42, and $16.91 respectively.
The following assumptions were used in estimating the fair values of shares under the ESPP:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	67% – 75%	49% – 80%	49% – 58%
Risk-free interest rate	3.80% – 4.30%	4.44% – 5.4%	5.24% – 5.41%
Expected term (in years)	0.5	0.5	0.5
Expected dividend	—%	—%	—%
As of December 31, 2025, the total unrecognized stock-based compensation related to the ESPP was $1.0 million, which will be recognized over a weighted-average period of approximately 0.4 years.

Stock-based Compensation
The Company recorded stock-based compensation expense in the consolidated statement of operations for the periods presented as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$8,497	$8,348	$7,068
Research and development	49,568	66,315	72,804
Selling, general and administrative	50,739	66,086	87,078
Total stock-based compensation expense	$108,804	$140,749	$166,950
10.    Employee Benefit Plans
The Company has made available to all full-time United States employees a 401(k) retirement savings plan. Under this plan, employee and employer contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee's eligible compensation, up to a maximum of two thousand dollars annually per employee. The Company contributed $1.9 million, $1.9 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023 respectively.
11.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	7,826,741	6,493,387	5,334,134
Stock options to purchase common stock	3,561,297	4,594,582	5,946,786
Shares committed under ESPP	59,520	124,652	48,302
Total	11,447,558	11,212,621	11,329,222

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Management has used the 2013 framework set forth in the report titled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included below.
Changes in Internal Control over Financial Reporting
There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 10x Genomics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited 10x Genomics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, 10x Genomics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
February 12, 2026

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On November 26, 2025, Sarah Teichmann, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,579 shares of the Company’s common stock, subject to certain conditions. The expiration date of the trading arrangement is February 25, 2027.
On November 29, 2025, Serge Saxonov, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 100,000 shares of the Company’s common stock plus up to the number of net shares Dr. Saxonov receives upon vesting in 114,237 restricted stock units scheduled to vest during the term of the arrangement, subject to certain conditions. The expiration date of the trading arrangement is February 26, 2027.
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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
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
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8‑K	001‑39035	3.1	9/16/2019
3.2	Amended and Restated Bylaws of the Registrant.	8‑K	001‑39035	3.2	11/3/2022
4.1	Form of Stock Certificate for Class A common stock of the Registrant.	S‑l	333‑233361	4.2	8/19/2019
4.2	Description of the Registrant’s Securities.	10-K	001-39035	4.2	2/18/2022
10.1	Agreement for Purchase and Sale, dated August 10, 2020, between the Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.7	8/12/2020
10.2	Amendment to Agreement for Purchase and Sale, dated October 15, 2020, between Registrant and Equity One (West Coast Portfolio) LLC.	10-Q	001-39035	10.3	11/12/2020
10.3	ReadCoor Merger Agreement.	10-K	333-39035	10.6	2/26/2021
10.4+	Amended and Restated 2012 Stock Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.10	9/3/2019
10.5+	2019 Omnibus Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233361	10.11	9/3/2019
10.5.1+	Form of 2019 Omnibus Incentive Plan Stock Option Award Notice and Agreement.	10-Q	001-39035	10.1.1	10/29/2024
10.5.2+	Form of 2019 Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement.	10-Q	001-39035	10.1.2	10/29/2024
10.6+	2019 Employee Stock Purchase Plan and forms of agreements.	10-Q	001-39035	10.4	11/12/2019
10.6.1+	Form of 2019 Employee Stock Purchase Plan Subscription Agreement.	10-Q	001-39035	10.2.1	10/29/2024
10.6.2+	Form of 2019 Employee Stock Purchase Plan Notice of Contribution Percentage Change or Withdrawal.	10-K	333-39035	10.6.2	2/16/2023
10.7+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39035	10.1	8/8/2024

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Form of At-Will Employment, Confidential Information and Invention Assignment Agreement	10-K	001-39035	10.8	2/13/2025
10.9+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S‑l/A	333‑233361	10.17	9/3/2019
10.10+	Employment Offer Letter by and between the Registrant and Eric S. Whitaker.	S‑l	333‑233361	10.14	8/19/2019
10.11+	Employment Offer Letter by and between the Registrant and Adam Taich dated August 7, 2024	10-Q	001-39035	10.3	10/29/2024
10.12	Lease Agreement dated August 2, 2018, between the Registrant and 6200 Stoneridge Mall Road investors LLC.	S‑l	333‑233361	10.3	8/19/2019
10.12.1	First Amendment to Lease Agreement, dated May 20, 2019, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	S‑l	333‑233361	10.4	8/19/2019
10.12.2	Second Amendment to Lease Agreement, dated July 24, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10‑Q	001‑39035	10.6	8/12/2020
10.12.3	Third Amendment to Lease Agreement, dated June 10, 2021, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	8-K	001-39035	10.1	6/15/2021
10.13	Lease Agreement, dated November 6, 2020, between the Registrant and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-39035	10.4	11/12/2020
10.14#	License Agreement, dated September 26, 2013, between the Registrant and the President and Fellows of Harvard College.	S‑l	333‑233361	10.5	8/19/2019
10.14.1#	Amendment No. 1 to License Agreement, dated October 25, 2018, between the Registrant and President and Fellows of Harvard College.	S‑l	333‑233361	10.6	8/19/2019
10.15#	Exclusive (Equity) Agreement dated October 15, 2015, between Epinomics, Inc, and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.7	8/19/2019
10.15.1	Amendment No. 1 to the License Agreement, dated February 1, 2017, between Epinomics and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.8	8/19/2019
10.15.2#	Amendment No. 2 to the License Agreement, dated July 27, 2018, between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S‑l	333‑233361	10.9	8/19/2019
10.16	Settlement and Patent Cross License Agreement, dated July 26, 2021, by and between the Registrant and Bio-Rad Laboratories, Inc.	8-K	001-39035	10.1	7/27/2021
10.17+	Form of Mutual Arbitration Agreement	10-Q	001-39035	10.1	8/8/2025

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
19.1	Amended and Restated Insider Trading Policy.	10-K	001-39035	19.1	2/15/2024
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39035	97.1	2/15/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10x Genomics, Inc.
Date: February 12, 2026	By:	/s/ Serge Saxonov
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

Signature	Title	Date

/s/ Serge Saxonov	Chief Executive Officer and Director	February 12, 2026
Serge Saxonov	(Principal Executive Officer)

/s/ Benjamin J. Hindson	President and Director	February 12, 2026
Benjamin J. Hindson

/s/ Adam S. Taich	Chief Financial Officer	February 12, 2026
Adam S. Taich	(Principal Accounting and Financial Officer)

/s/ John R. Stuelpnagel	Chairman of the Board of Directors	February 12, 2026
John R. Stuelpnagel

/s/ Sridhar Kosaraju	Director	February 12, 2026
Sridhar Kosaraju

/s/ Alan Mateo	Director	February 12, 2026
Alan Mateo

/s/ Kim Popovits	Director	February 12, 2026
Kim Popovits

/s/ Shehnaaz Suliman	Director	February 12, 2026
Shehnaaz Suliman

/s/ Sarah Teichmann	Director	February 12, 2025
Sarah Teichmann