Form 10-Q
period 2026-03-31
10x Genomics, Inc.
filed 2026-05-08
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 30, 2026, the registrant had 116,877,317 shares of Class A common stock, $0.00001 par value per share, outstanding and 10,078,872 shares of Class B common stock, $0.00001 par value per share, outstanding.

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
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's (“SEC”) website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Quarterly Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$490,285	$473,966
Marketable securities	49,563	49,443
Accounts receivable, net	39,031	47,013
Other receivables	17,106	35,480
Inventory	53,487	56,341
Prepaid expenses and other current assets	20,261	22,208
Total current assets	669,733	684,451
Property and equipment, net	220,591	226,711
Operating lease right-of-use assets	58,390	60,450
Goodwill	4,511	4,511
Intangible assets, net	59,910	62,329
Other noncurrent assets	2,624	2,913
Total assets	$1,015,759	$1,041,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,425	$12,733
Accrued compensation and related benefits	21,506	42,500
Accrued expenses and other current liabilities	33,680	39,971
Deferred revenue	24,342	23,902
Operating lease liabilities	11,330	10,985
Contingent consideration, current	5,315	23,363
Total current liabilities	113,598	153,454
Contingent consideration, noncurrent	1,222	1,237
Operating lease liabilities, noncurrent	70,059	73,376
Deferred revenue, noncurrent	10,138	10,501
Other noncurrent liabilities	6,418	6,471
Total liabilities	201,435	245,039
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,338,269	2,306,690
Accumulated deficit	(1,524,061)	(1,510,591)
Accumulated other comprehensive income	114	225
Total stockholders’ equity	814,324	796,326
Total liabilities and stockholders’ equity	$1,015,759	$1,041,365
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Products and services revenue	$149,896	$137,823
License and royalty revenue	947	17,060
Revenue	150,843	154,883
Cost of products and services revenue	44,665	49,438
Gross profit	106,178	105,445
Operating expenses:
Research and development	56,847	64,245
Selling, general and administrative	66,377	89,728
Gain on settlement	—	(9,200)
Total operating expenses	123,224	144,773
Loss from operations	(17,046)	(39,328)
Other income (expense):
Interest income	5,014	3,686
Other income (expense), net	(815)	2,136
Total other income	4,199	5,822
Loss before provision for income taxes	(12,847)	(33,506)
Provision for income taxes	623	852
Net loss	$(13,470)	$(34,358)

Net loss per share, basic and diluted	$(0.10)	$(0.28)
Weighted-average shares used to compute net loss per share, basic and diluted	128,291,153	122,606,091
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,470)	$(34,358)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities	(22)	(20)
Foreign currency translation adjustment	(89)	146
Other comprehensive income (loss), net of tax	(111)	126
Comprehensive loss	$(13,581)	$(34,232)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	127,691,329	$2	$2,306,690	$(1,510,591)	$225	$796,326
Issuance of Class A common stock related to equity awards	900,221	—	273	—	—	273
Issuance of Class A common stock for settlement of contingent consideration	396,584	—	8,699	—	—	8,699
Stock-based compensation	—	—	22,607	—	—	22,607
Net loss	—	—	—	(13,470)	—	(13,470)
Other comprehensive loss	—	—	—	—	(111)	(111)
Balance as of March 31, 2026	128,988,134	$2	$2,338,269	$(1,524,061)	$114	$814,324

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
Issuance of Class A common stock related to equity awards	841,913	—	422	—	—	422
Stock-based compensation	—	—	30,571	—	—	30,571
Net loss	—	—	—	(34,358)	—	(34,358)
Other comprehensive income	—	—	—	—	126	126
Balance as of March 31, 2025	123,133,750	$2	$2,208,665	$(1,501,405)	$(367)	$706,895
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(13,470)	$(34,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	22,642	31,076
Depreciation and amortization	9,957	8,022
Non-cash lease expense	1,953	1,792
Fair value adjustments on contingent consideration	(57)	—
Asset and lease impairment charges	—	114
Other	(193)	(575)
Changes in operating assets and liabilities:
Accounts receivable	7,980	35,325
Other receivables	18,129	—
Inventory	2,702	8,058
Prepaid expenses and other current assets	1,945	(5,530)
Other noncurrent assets	282	2,314
Accounts payable	4,782	(2,547)
Accrued compensation and other related benefits	(20,956)	(11,745)
Deferred revenue	77	347
Accrued contingent consideration and assumed liabilities	(613)	—
Accrued expenses and other current liabilities	(6,136)	4,329
Operating lease liability	(2,854)	(2,631)
Other noncurrent liabilities	(50)	360
Net cash provided by operating activities	26,120	34,351
Investing activities:
Purchases of property and equipment	(1,597)	(1,893)
Purchases of marketable securities	(24,714)	—
Proceeds from maturities of marketable securities	25,000	—
Net cash used in investing activities	(1,311)	(1,893)
Financing activities:
Issuance of common stock from exercise of stock options	273	422
Payment of contingent consideration	(8,690)	—
Net cash provided by (used in) financing activities	(8,417)	422
Effect of exchange rates changes on cash and cash equivalents	(73)	114
Net increase in cash and cash equivalents	16,319	32,994
Cash and cash equivalents at beginning of period	473,966	344,067
Cash and cash equivalents at end of period	$490,285	$377,061

Supplemental disclosures of cash flow information:
Net cash paid for (received from) income taxes	$(278)	$462
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$118	$398
Issuance of Class A common stock for settlement of contingent consideration	$8,703	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. The Company’s integrated research solutions include the Company’s single cell instruments, which include the Company’s Chromium instruments, and the Company's Spatial instruments, which include the Company’s Visium CytAssist and Xenium Analyzer instruments, and the Company’s consumables which include proprietary microfluidic chips, slides, reagents and other consumables for the Company’s Chromium, Visium and Xenium solutions. The Company bundles its software with these products to guide customers through the workflow, from sample preparation through analysis and visualization. Customers purchase instruments and consumables from the Company for use in their experiments. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe, Oceania and North America.
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. All intercompany transactions and balances have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 12, 2026 (“Annual Report”).
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
Segment Information
The Company operates as a single operating and reportable segment. The Company’s single reportable segment consists of its integrated research solutions, including instruments, consumables and related software for single cell and spatial analysis. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance. The CODM evaluates the Company’s performance and allocates resources based on consolidated operating results, including loss from operations. The significant segment expenses regularly provided to and reviewed by the CODM are consistent with the expense categories presented in the consolidated statements of operations.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Recently Issued Accounting Pronouncement and Disclosure Rules
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
3.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$460,283	$—	$—	$460,283	$441,108	$—	$—	$441,108	Level 1
Marketable securities:
Government debt securities	49,573	—	(10)	49,563	49,431	12	—	49,443	Level 2
Total available-for-sale securities	$509,856	$—	$(10)	$509,846	$490,539	$12	$—	$490,551
The contractual maturities of marketable securities as of March 31, 2026 were all less than one year.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
unrealized losses not related to credit losses are recognized in “Other comprehensive income (loss).” There are no allowances for credit losses for the periods presented.
Inventory
Inventory was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$17,411	$23,183
Work in progress	18,831	17,135
Purchased materials	17,245	16,023
Inventory	$53,487	$56,341
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Building	$147,574	$147,493
Leasehold improvements	89,938	89,724
Laboratory equipment and machinery	79,434	78,133
Land	36,765	36,765
Computer equipment and software	15,451	15,281
Furniture and fixtures	9,842	9,850
Construction in progress	2,532	2,929
Total property and equipment	381,536	380,175
Less: accumulated depreciation and amortization	(160,945)	(153,464)
Property and equipment, net	$220,591	$226,711
During the three months ended March 31, 2025, the Company recorded impairment charges of $0.1 million related to equipment. The impairment charge was triggered by a decision to discontinue an engineering project.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	March 31, 2026				December 31, 2025
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technology	5.8	$52,639	$(5,393)	$47,246	$52,639	$(3,359)	$49,280
Technology licenses	8.5	22,504	(9,859)	12,645	22,504	(9,491)	13,013
Assembled workforce	0.3	1,328	(1,309)	19	1,328	(1,292)	36
Customer relationships	0.0	945	(945)	—	945	(945)	—
Total intangible assets, net		$77,416	$(17,506)	$59,910	$77,416	$(15,087)	$62,329

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued bonus	$7,927	$29,506
Accrued commissions	2,544	5,335
Accrued payroll and related costs	7,111	4,964
Other	3,924	2,695
Accrued compensation and related benefits	$21,506	$42,500
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Taxes payable	$6,522	$7,219
Product warranties	5,687	6,828
Customer refunds and deposits payable	3,822	5,542
Accrued royalties for licensed technologies	4,460	4,971
Accrued professional services	3,210	2,914
Accrued legal and related costs	1,544	1,502
Other	8,435	10,995
Accrued expenses and other current liabilities	$33,680	$39,971
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period	$6,828	$8,615
Amounts charged to cost of revenue	1,059	3,965
Repairs and replacements	(2,200)	(3,127)
End of period	$5,687	$9,453
Contingent Consideration
In 2025, the Company completed the asset acquisition of Scale Biosciences, Inc. (“Scale Bio”) and recorded contingent consideration and assumed liabilities related to the potential achievement of certain milestones. In the first quarter of 2026, the Company made a milestone payment consisting of $10.0 million in cash and $8.7 million in shares (396,584 shares) of the Company’s Class A common stock in connection with a technology transfer completed in the third quarter of 2025. In the future, the Company may pay up to $30.0 million of contingent consideration and assumed liabilities if certain milestones are met. The Company determined that the contingent consideration and certain assumed liabilities are within the scope of ASC 480, Distinguishing Liabilities from Equity, because the related obligations may be settled in cash or shares of the Company’s Class A common stock, at the Company’s election.
The Company measures the contingent consideration and certain assumed liabilities at fair value on a recurring basis. They are valued using a probability-weighted discounted cash flow approach, which reflects management’s estimates of future outcomes, timing of payments and discount rates. Because these inputs involve significant judgment, the fair value measurements are classified as Level 3 within the fair value hierarchy.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth a summary of the changes in the fair value of the Company’s contingent consideration and certain assumed liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions (in thousands):

Three Months Ended March 31, 2026
Beginning of period	$24,600
Settlement of contingent consideration to sellers in cash	(8,703)
Settlement of contingent consideration to sellers in equity	(8,703)
Settlement of assumed liabilities to third parties	(679)
Change in fair value of contingent consideration(1)	22
End of period	$6,537
______________________________
(1) Includes the impact recognized upon cash settlement.
Cash payments totaling $0.6 million made to third parties that were outside of the scope of ASC 480 were not included in the above table.
Revenue and Deferred Revenue
As of March 31, 2026, the aggregate amount of remaining performance obligations primarily related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $34.5 million, of which approximately $24.3 million is expected to be recognized as revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $34.5 million and $34.4 million as of March 31, 2026 and December 31, 2025, respectively, primarily consisted of deferred revenue related to extended warranty service agreements.

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning of period	$34,403	$33,171
Revenue recognized that was included in the contract liability at the beginning of the year	8,715	8,878
Revenue deferred excluding amounts recognized as revenue during the period	(8,638)	(8,531)
End of period	$34,480	$33,518
The following table represents revenue by source for the periods indicated (in thousands). Spatial includes the Company’s Visium and Xenium products:

	Three Months Ended March 31,
	2026	2025
Instruments
Single Cell	$5,223	$5,913
Spatial	6,039	8,902
Total instruments revenue	11,262	14,815
Consumables
Single Cell	88,894	84,109
Spatial	40,907	31,247
Total consumables revenue	129,801	115,356
Services	8,833	7,652
Products and services revenue	149,896	137,823
License and royalty revenue	947	17,060
Total revenue	$150,843	$154,883

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Americas
United States(1)	$76,693	$86,818
Americas (excluding United States)	3,406	3,752
Total Americas	80,099	90,570
Europe, Middle East and Africa	36,852	31,895
Asia-Pacific
China	15,837	16,883
Asia-Pacific (excluding China)	18,055	15,535
Total Asia-Pacific	33,892	32,418
Total revenue	$150,843	$154,883
______________________________
(1)     Includes license and royalty revenue.
License and Royalty Revenue
In 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. As part of that settlement, the Company recorded $16.8 million of license and royalty revenue in the three months ended March 31, 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from foreign currency remeasurements. The Company recognized foreign currency transaction losses of $0.8 million for the three months ended March 31, 2026 and foreign currency transaction gains of $1.5 million for the three months ended March 31, 2025.
4.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
The payments due under the Company’s operating lease liabilities as of March 31, 2026 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2026 (excluding the three months ended March 31, 2026)	$11,553
2027	16,781
2028	16,375
2029	14,781
2030	9,833
Thereafter	29,478
Total lease payments	$98,801
Less: imputed interest	(17,412)
Present value of operating lease liabilities	$81,389
Operating lease liabilities, current	$11,330
Operating lease liabilities, noncurrent	70,059
Total operating lease liabilities	$81,389

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes additional information related to the Company’s operating leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	6.5 years	6.7 years
Weighted-average discount rate	5.9%	5.9%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of March 31, 2026, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
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
In August 2025, the Company acquired Scale Bio. Scale Bio and Parse are parties in a litigation in the U.S. District Court for the District of Delaware in which Scale Bio is asserting that Parse’s Evercode products infringe U.S. Patent Nos. 10,626,442, 10,982,256, 11,512,341 and 11,634,752 (the “752 patent”) and Parse is asserting the Scale Bio’s single cell sequencing products infringe U.S. Patent Nos. 10,900,065, 11,168,355 and 11,427,856 (the “Asserted Parse Patents”). In February 2025, the parties filed a stipulation agreeing that Scale Bio’s High Throughput Assay and methods of using such assays do not infringe the Asserted Parse Patents, and dismissing such claims. In October 2025, the Court entered summary judgment that the 752 patent is invalid. The Company disagrees with this decision and plans to appeal. In November 2025, the Court entered summary judgment that the accused Scale Bio products do not infringe the Asserted Parse Patents. Additional summary judgment motions are pending. Trial is scheduled for August 2026.
Curio
In December 2023, the Company filed suit against Curio Bioscience, Inc. (“Curio”) in the U.S. District Court for the District of Delaware alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe U.S. Patent Nos. 10,480,022, 10,662,468, 11,001,879, 11,549,138 and 11,761,030. In December 2025, Curio filed a motion for partial summary judgment that its Trekker products do not infringe the asserted patents. The motion is pending. Trial is scheduled for May 2026.
In December 2023, the Company filed a request for a preliminary injunction in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe EP Patent No. 2697391 (the “EP 391 patent”). In April 2024, the UPC granted the Company’s request and issued a preliminary injunction requiring Curio to stop offering, marketing, using or possessing these Curio Seeker products and services in Germany, France and Sweden. Curio did not appeal the preliminary injunction. In March 2024, the Company filed a main request in the Dusseldorf Local Division of the UPC alleging that the Curio Seeker Spatial Mapping Kit and associated products and services infringe the EP 391 patent. In June 2025, the UPC found that Curio infringes one of the patent’s claims and issued a permanent injunction ordering Curio to cease and desist from selling the Seeker products in Germany, France and Sweden.
Illumina
In October 2025, the Company filed two lawsuits against Illumina, Inc. (“Illumina”) in the United States District Court for the District of Delaware. In the first suit, the Company alleges Illumina’s announced spatial technology program infringe U.S. Patent Nos. 11,008,607, 11.549,138, 12,234,505 and 12,297,487. In the second suit, the Company alleges Illumina’s single cell kits and workflow infringe U.S. Patent Nos. 11,692,214, 11,932,902, 12,275,993, 12,305,239 and 12,416,192. Illumina filed its

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
answers in December 2025 and an amended answer in the single cell suit in February 2026. Trial in the spatial suit is scheduled for January 2028. Trial in the single cell suit is scheduled for April 2028.
5.    Capital Stock
As of March 31, 2026, the number of shares of Class A common stock and Class B common stock issued and outstanding were 118,909,262 and 10,078,872, respectively.
6.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,918	$2,481
Research and development	10,695	14,106
Selling, general and administrative	10,029	14,489
Total stock-based compensation expense	$22,642	$31,076
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the three months ended March 31, 2026 was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2025	7,826,741	$19.68
Granted	1,361,440	23.84
Vested	(807,847)	25.04
Cancelled	(403,283)	19.14
Outstanding as of March 31, 2026	7,977,051	$19.87
Stock Options
Stock option activity for the three months ended March 31, 2026 was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	3,561,297	$48.55
Exercised	(92,374)	2.96
Cancelled and forfeited	(44,481)	46.56
Outstanding as of March 31, 2026	3,424,442	$49.80
Performance Stock Awards
In February 2026, the Company granted 396,060 performance stock units (“2026 PSUs”) under the 2019 Omnibus Incentive Plan (“2019 Plan”) to certain members of management which are subject to the achievement of certain performance conditions established by the Company’s Compensation Committee of the Board of Directors as described below:
i.50% of target 2026 PSUs earned will be based on the Company’s compound annual growth rate (“CAGR”) of the Company’s revenue over a two-year performance period from January 1, 2026 to December 31, 2027. Holders may earn from 0% to 200% of the target amount of shares and earned 2026 PSUs will then be subject to service-based vesting; and

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
ii.50% of target 2026 PSUs earned will be based on the relative Total Shareholder Return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the members of the Russell 3000 Medical Equipment and Services Sector Index over a three-year performance period from January 1, 2026 to December 31, 2028. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.
The 2026 PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the 2026 PSUs can also be triggered upon certain change in control events or in the event of death or disability.
The weighted-average grant date fair values of the 2026 PSUs for the CAGR and TSR components were $22.13 and $35.88 per share, respectively. Stock-based compensation expense recognized for the TSR component of the 2026 PSUs was $0.2 million for the three months ended March 31, 2026. The vesting of the CAGR component of the 2026 PSUs was deemed not probable of vesting as of March 31, 2026, which resulted in no stock-based compensation expense recognized for the three months ended March 31, 2026.
The Company estimated the weighted-average grant date fair values of shares granted under the TSR component of the 2026 PSUs using a Monte Carlo simulation model with the following assumptions:

Expected volatility	64%
Risk-free interest rate	3.4%
Expected dividend yield	—%
In March 2025, the Company granted 561,603 PSUs (“2025 PSUs”) under the 2019 Plan to certain members of management, which are subject to the achievement of certain market-condition and performance-condition goals established by the Company’s Compensation Committee of the Board of Directors.
As of March 31, 2026, the measurement periods for the 2026 and 2025 PSUs were not completed and the market and performance criteria for the stock awards were not met and therefore no shares vested or became exercisable.
2019 Employee Stock Purchase Plan
As of March 31, 2026, a total of 6,186,502 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended March 31, 2026 and 2025, no shares of Class A common stock, respectively, were issued under the ESPP. As of March 31, 2026, there were 4,500,586 shares available for issuance under the ESPP.
7.    Net Loss Per Share
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	7,977,051	7,624,647
Stock options to purchase common stock	3,424,442	4,220,558
Shares committed under the ESPP	169,524	436,873
Total	11,571,017	12,282,078

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2026 (our "Annual Report"). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report and in Part I, Item 1A of our Annual Report.
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
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
The following table represents total revenue by source for the periods indicated (dollars in thousands). Spatial includes our Visium and Xenium products:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Instruments
Single Cell	$5,223	$5,913	$(690)	(12)%
Spatial	6,039	8,902	(2,863)	(32)
Total instruments revenue	11,262	14,815	(3,553)	(24)
Consumables
Single Cell	88,894	84,109	4,785	6
Spatial	40,907	31,247	9,660	31
Total consumables revenue	129,801	115,356	14,445	13
Services	8,833	7,652	1,181	15
Products and services revenue	149,896	137,823	12,073	9
License and royalty revenue	947	17,060	(16,113)	(94)
Total revenue	$150,843	$154,883	$(4,040)	(3)%
Product and Services Revenue
Products and services revenue increased $12.1 million, or 9%, to $149.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Consumables revenue increased $14.4 million, or 13%, to

$129.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Instruments revenue decreased $3.6 million, or 24%, to $11.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Services revenue increased $1.2 million, or 15%, to $8.8 million for the three months ended March 31, 2026 as compared to three months ended March 31, 2025, primarily driven by an increase in service plans for instruments coming off warranty.
License and Royalty Revenue
License and royalty revenue decreased $16.1 million, or 94%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily due to one-time royalty revenue of $16.8 million recognized in the three months ended March 31, 2025 in connection with our worldwide patent litigation settlement with Vizgen, Inc. (“Vizgen”).
Excluding $44.1 million of non-recurring license and royalty revenue related to patent litigation settlements in 2025, we expect our revenues to moderately increase in 2026 as compared to 2025.
Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Cost of products and services revenue	$44,665	$49,438	$(4,773)	(10)%
Gross profit	$106,178	$105,445	$733	1%
Gross margin	70%	68%
Cost of products and services revenue decreased $4.8 million, or 10%, to $44.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily driven by lower inventory write-downs of $9.2 million and lower warranty costs of $2.5 million, partially offset by higher manufacturing costs of $6.1 million due to a change in product mix and higher royalty costs of $0.9 million. Gross margin increased to 70% primarily due to lower warranty costs and lower inventory write-downs, partially offset by a decrease in license and royalty revenue due to the non-recurring benefit in license and royalty revenue recorded in the three months ended March 31, 2025.
We expect our gross margin to fluctuate throughout the remainder of 2026 due to a number of factors including changes in product mix.
Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Research and development	$56,847	$64,245	$(7,398)	(12)%
Selling, general and administrative	66,377	89,728	(23,351)	(26)
Gain on settlement	—	(9,200)	9,200	N/A
Total operating expenses	$123,224	$144,773	$(21,549)	(15)%
Research and development expenses decreased $7.4 million, or 12%, to $56.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by a $5.4 million decrease in personnel expenses, including a $3.4 million decrease in stock-based compensation expense, a $1.0 million decrease in laboratory materials and supplies and a $0.6 million decrease in facilities and information technology costs.
Selling, general and administrative expenses decreased $23.4 million, or 26%, to $66.4 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by a $12.2 million decrease in outside legal expenses, a $4.3 million decrease in personnel expenses primarily due to a decrease in stock-based compensation expenses, a $1.9 million decrease in travel and entertainment expenses, a $1.8 million decrease in professional services expenses, a $1.7 million decrease in facilities and information technology costs and a $1.6 million decrease in marketing expenses.
Gain on settlement decreased due to a non-recurring gain on settlement of $9.2 million recorded in the three months ended March 31, 2025, as part of our patent litigation settlement with Vizgen in 2025.

Excluding $49.9 million in gains on settlements recorded in 2025, we expect our operating expenses to modestly decrease in 2026 compared to the prior year as a result of our ongoing efforts to manage our spend.
Total Other Income

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Interest income	$5,014	$3,686	$1,328	36%
Other income (expense), net	(815)	2,136	(2,951)	(138)
Total other income	$4,199	$5,822	$(1,623)	(28)%
Interest income increased by $1.3 million, or 36%, to $5.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher money market fund balances and interest income applicable to a quarterly legal settlement payment as described below, during the three months ended March 31, 2026.
Other income (expense), net decreased by $3.0 million to $0.8 million other expense, net for the three months ended March 31, 2026 as compared to $2.1 million other income, net, for the three months ended March 31, 2025. The decrease in other income (expense), net was primarily driven by a $2.2 million increase in net losses from foreign currency remeasurements.
We expect other income (expense), net, to fluctuate, potentially significantly, from quarter to quarter due to potential changes in the fair value of contingent consideration.
Provision for Income Taxes
Our provision for income taxes was $0.6 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily due to lower foreign income.
Liquidity and Capital Resources
As of March 31, 2026, we had approximately $539.8 million in cash and cash equivalents and marketable securities, which increased by $16.4 million as compared to December 31, 2025, and were primarily held in U.S. banks. We have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
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
In 2025, we entered into a settlement agreement and license agreements with Bruker under which we will receive four quarterly installment payments totaling $68.0 million beginning in the third quarter of 2025 with applicable interest. As of March 31, 2026, we had received three quarterly payments, and the remaining balance was included in “Other receivables” in the condensed consolidated balance sheets as of March 31, 2026. We will also receive royalties on Bruker’s sales of products and services covered by the license.
In 2025, we completed the asset acquisition of Scale Biosciences, Inc. (“Scale Bio”) and recorded contingent consideration related to the potential achievement of certain milestones. In the first quarter of 2026, we made a milestone payment consisting of $10.0 million in cash and $8.7 million in shares (396,584 shares) of our Class A common stock in connection with a technology transfer completed in the third quarter of 2025. In the future, we may pay up to $30.0 million of contingent consideration if certain milestones are met.
In 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. Under the agreement, we are obligated to pay for certain technology development milestones if they are met. As of March 31, 2026, we have paid $41.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met.
We expect to continue to incur operating losses for the foreseeable future. We believe that our existing cash and cash equivalents and cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in "Risk Factors" under the heading "Risks related to our business and industry” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash Flow Analysis
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$26,120	$34,351
Investing activities	(1,311)	(1,893)
Financing activities	(8,417)	422
Effect of exchange rates changes on cash and cash equivalents	(73)	114
Net increase in cash and cash equivalents	$16,319	$32,994
Operating activities
The net cash provided by operating activities of $26.1 million for the three months ended March 31, 2026 consisted of a net loss of $13.5 million, non-cash adjustments of $34.3 million and a net cash inflow from changes in operating assets and liabilities of $5.3 million. The non-cash adjustments of $34.3 million primarily consisted of stock-based compensation expense of $22.6 million, depreciation and amortization of $10.0 million and non-cash lease expense of $2.0 million. The net cash inflow from operating assets and liabilities was primarily driven by cash inflows associated with a decrease in other receivables of $18.1 million primarily related to the Bruker settlement, a decrease in accounts receivable of $8.0 million due to timing of collections, an increase in accounts payable of $4.8 million, a decrease in inventory of $2.7 million, and a decrease in prepaid and other current assets of $1.9 million. The net cash inflow from operating assets and liabilities was partially offset by cash outflows associated with a decrease in accrued compensation and other related benefits of $21.0 million, a decrease in accrued expenses and other current liabilities of $6.1 million and a decrease in the operating lease liability of $2.9 million.
The net cash provided by operating activities of $34.4 million for the three months ended March 31, 2025 primarily consisted of a net loss of $34.4 million, non-cash adjustments of $40.4 million and net cash inflow from changes in operating assets and liabilities of $28.3 million. The non-cash adjustment of $40.4 million primarily consisted of stock-based compensation expense of $31.1 million, depreciation and amortization of $8.0 million and non-cash lease expense of $1.8 million. The net cash inflow from operating assets and liabilities was primarily driven by cash inflows associated with a decrease in accounts receivable of $35.3 million and a decrease in inventory of $8.1 million. The net cash inflow from operating assets and liabilities was partially offset by cash outflows associated with a decrease in accrued compensation and other related benefits of $11.7 million related to prior year annual bonus payments, an increase in prepaid expenses and other current assets of $5.5 million, a decrease in operating lease liability of $2.6 million and a decrease in accounts payable of $2.5 million.
Investing activities
The net cash used in investing activities of $1.3 million in the three months ended March 31, 2026 was due to the purchase of marketable securities of $24.7 million and net cash paid for purchases of property and equipment of $1.6 million, partially offset by maturities of marketable securities of $25.0 million.

The net cash used in investing activities of $1.9 million in the three months ended March 31, 2025 was due to purchases of property and equipment.
Financing activities
The net cash used in financing activities of $8.4 million in the three months ended March 31, 2026 was due to the payment of contingent consideration of $8.7 million related to the Scale Bio acquisition, partially offset by proceeds related to the issuance of common stock from the exercise of stock options.
The net cash provided by financing activities of $0.4 million in the three months ended March 31, 2025 was primarily from proceeds related to the issuance of common stock from the exercise of stock options.
Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with United States generally accepted accounting principles (“GAAP”) that involve a significant level of judgments and estimates that can affect the results of operations and financial position of the Company. For further discussion of our critical accounting estimates, see our critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 12, 2026. There have been no significant changes in estimates in the quarter ended March 31, 2026 that would require disclosure nor have there been any changes to our policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report, and any documents incorporated by reference therein, which are accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Following our acquisition of Scale Biosciences, Inc. in 2025, we made a milestone payment in the first quarter of 2026 in which a portion of the consideration consisted of the unregistered issuance of 396,584 shares of our Class A common stock, valued at $8.7 million. The sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Item 5.    Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On March 13, 2026, Shehnaaz Suliman, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 28,616 shares of the Company’s common stock as well additional shares of the Company’s common stock anticipated to be received from potential restricted stock units expected to vest between August 2026 and May 2027, subject to certain conditions. The expiration date of the trading arrangement is June 30, 2027.

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

10x Genomics, Inc.

Date: May 7, 2026	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)