Form 10-Q
period 2026-06-30
10x Genomics, Inc.
filed 2026-08-07
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2026, the registrant had 120,212,296 shares of Class A common stock, $0.00001 par value per share, outstanding and 10,078,872 shares of Class B common stock, $0.00001 par value per share, outstanding.

10x Genomics, Inc.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to those sections’ “safe harbor.” All statements, other than historical facts, may be forward-looking statements. Forward-looking terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “see,” “estimate,” “predict,” “potential,” “would,” “likely,” “seek” or “continue” or variations of these terms or similar terminology generally can identify forward-looking statements, but the absence of these words is not determinative. These forward-looking statements include statements regarding 10x Genomics, Inc.’s expectations regarding our plans, objectives, goals, beliefs, business strategies, acquisitions of Scale Biosciences, Inc. and Proteintech Genomics, Inc., results of operations, financial position, sufficiency of our capital resources, business outlook, future events, business conditions, key business metrics and key factors affecting our performance, revenues, gross margin, expenses, organization, business and other trends, expected future investments including anticipated capital expenditures, anticipated size of market opportunities and our ability to capture them, expected uses, plans and expectations regarding entering the clinical and diagnostic markets, the timing and outcome of regulatory filings and approvals, performance and benefits of our products and services, business trends and other information. These statements are based on management’s expectations, forecasts, beliefs, opinions, assumptions and information available at the time of filing and should not be relied upon as 10x Genomics, Inc.’s views as of any subsequent date. Actual outcomes and results could differ materially from these statements due to several factors. 10x Genomics, Inc. disclaims any obligation to update any published forward-looking statements except as required by law.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$502,512	$473,966
Marketable securities	49,521	49,443
Accounts receivable, net	47,545	47,013
Other receivables	3,084	35,480
Inventory	52,616	56,341
Prepaid expenses and other current assets	19,393	22,208
Total current assets	674,671	684,451
Property and equipment, net	215,324	226,711
Operating lease right-of-use assets	56,685	60,450
Goodwill	6,918	4,511
Intangible assets, net	61,160	62,329
Other noncurrent assets	15,308	2,913
Total assets	$1,030,066	$1,041,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,694	$12,733
Accrued compensation and related benefits	24,744	42,500
Accrued expenses and other current liabilities	30,377	39,971
Deferred revenue	23,610	23,902
Operating lease liabilities	12,015	10,985
Contingent consideration, current	7,069	23,363
Total current liabilities	118,509	153,454
Contingent consideration, noncurrent	2,991	1,237
Operating lease liabilities, noncurrent	66,781	73,376
Deferred revenue, noncurrent	9,683	10,501
Other noncurrent liabilities	6,556	6,471
Total liabilities	204,520	245,039
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,367,459	2,306,690
Accumulated deficit	(1,541,992)	(1,510,591)
Accumulated other comprehensive income	77	225
Total stockholders’ equity	825,546	796,326
Total liabilities and stockholders’ equity	$1,030,066	$1,041,365
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Products and services revenue	$149,094	$145,157	$298,990	$282,980
License and royalty revenue	1,942	27,751	2,889	44,811
Revenue	151,036	172,908	301,879	327,791
Cost of products and services revenue	38,539	47,824	83,204	97,262
Gross profit	112,497	125,084	218,675	230,529
Operating expenses:
Research and development	56,791	61,224	113,638	125,469
Selling, general and administrative	78,661	74,434	145,038	164,162
Gain on settlement	(3,400)	(40,700)	(3,400)	(49,900)
Total operating expenses	132,052	94,958	255,276	239,731
Income (loss) from operations	(19,555)	30,126	(36,601)	(9,202)
Other income (expense):
Interest income	4,797	4,271	9,811	7,957
Interest expense	—	(3)	—	(3)
Other income (expense), net	(3,887)	2,603	(4,702)	4,739
Total other income	910	6,871	5,109	12,693
Income (loss) before provision for income taxes	(18,645)	36,997	(31,492)	3,491
Provision for (benefit from) income taxes	(714)	2,459	(91)	3,311
Net income (loss)	$(17,931)	$34,538	$(31,401)	$180

Net income (loss) per share, basic	$(0.14)	$0.28	$(0.24)	$0.00
Net income (loss) per share, diluted	$(0.14)	$0.28	$(0.24)	$0.00

Weighted-average shares used to compute net income (loss) per share, basic	129,984,169	123,755,409	129,050,312	123,183,924
Weighted-average shares used to compute net income (loss) per share, diluted	129,984,169	124,509,720	129,050,312	124,258,150
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(17,931)	$34,538	$(31,401)	$180
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	(15)	3	(37)	(17)
Foreign currency translation adjustment	(22)	584	(111)	730
Other comprehensive income (loss), net of tax	(37)	587	(148)	713
Comprehensive income (loss)	$(17,968)	$35,125	$(31,549)	$893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	127,691,329	$2	$2,306,690	$(1,510,591)	$225	$796,326
Issuance of Class A common stock related to equity awards	900,221	—	273	—	—	273
Issuance of Class A common stock for settlement of contingent consideration	396,584	—	8,699	—	—	8,699
Stock-based compensation	—	—	22,607	—	—	22,607
Net loss	—	—	—	(13,470)	—	(13,470)
Other comprehensive loss	—	—	—	—	(111)	(111)
Balance as of March 31, 2026	128,988,134	2	2,338,269	(1,524,061)	114	814,324
Issuance of Class A common stock related to equity awards	1,294,182	—	3,016	—	—	3,016
Stock-based compensation	—	—	26,174	—	—	26,174
Net loss	—	—	—	(17,931)	—	(17,931)
Other comprehensive loss	—	—	—	—	(37)	(37)
Balance as of June 30, 2026	130,282,316	$2	$2,367,459	$(1,541,992)	$77	$825,546

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
Issuance of Class A common stock related to equity awards	841,913	—	422	—	—	422
Stock-based compensation	—	—	30,571	—	—	30,571
Net loss	—	—	—	(34,358)	—	(34,358)
Other comprehensive income	—	—	—	—	126	126
Balance as of March 31, 2025	123,133,750	2	2,208,665	(1,501,405)	(367)	706,895
Issuance of Class A common stock related to equity awards	1,308,382	—	3,522	—	—	3,522
Stock-based compensation	—	—	27,737	—	—	27,737
Net income	—	—	—	34,538	—	34,538
Other comprehensive income	—	—	—	—	587	587
Balance as of June 30, 2025	124,442,132	$2	$2,239,924	$(1,466,867)	$220	$773,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$(31,401)	$180
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	48,258	58,635
Depreciation and amortization	19,621	15,837
Non-cash lease expense	3,969	3,628
Fair value adjustments on contingent consideration	3,466	—
Asset and lease impairment charges	—	114
Deferred income taxes	(1,434)	—
Other	(616)	(926)
Changes in operating assets and liabilities:
Accounts receivable	(534)	37,917
Other receivables	32,147	(68,484)
Inventory	5,703	15,084
Prepaid expenses and other current assets	3,151	(741)
Other noncurrent assets	(11,923)	2,439
Accounts payable	8,072	3,488
Accrued compensation and other related benefits	(17,833)	(7,817)
Deferred revenue	(1,509)	(458)
Accrued contingent consideration and assumed liabilities	(613)	—
Accrued expenses and other current liabilities	(9,694)	(2,891)
Operating lease liability	(5,826)	(4,986)
Other noncurrent liabilities	90	1,040
Net cash provided by operating activities	43,094	52,059
Investing activities:
Business combination	(6,101)	—
Purchases of property and equipment	(3,185)	(3,471)
Purchases of marketable securities	(49,260)	(49,361)
Proceeds from maturities of marketable securities	50,000	50,000
Purchase of equity interest rights	(500)	—
Net cash used in investing activities	(9,046)	(2,832)
Financing activities:
Issuance of common stock from exercise of stock options	3,289	3,944
Payment of contingent consideration	(8,690)	—
Net cash provided by (used in) financing activities	(5,401)	3,944
Effect of exchange rates changes on cash and cash equivalents	(101)	474
Net increase in cash and cash equivalents	28,546	53,645
Cash and cash equivalents at beginning of period	473,966	344,067
Cash and cash equivalents at end of period	$502,512	$397,712

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$949	$1,318
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$79	$301
Issuance of Class A common stock for settlement of contingent consideration	$8,703	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$8,307
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
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026 except for the addition of the policy below for business combinations. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
Business Combinations
Under the acquisition method of accounting, the Company allocates the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require the Company to make estimates and assumptions, especially with respect to intangible assets. The Company records the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that the Company incurs to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period (not to exceed a year from the date of acquisition), the Company reports provisional amounts in its financial statements. During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company records these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3. Acquisition
On June 8, 2026, the Company entered into a stock purchase agreement (“SPA”) to acquire 100% of the outstanding shares of common stock of Proteintech Genomics, Inc. (“PTG”), a division of Proteintech Group, Inc. (“Proteintech”), for $6.1 million in cash. PTG specializes in developing high-plex proteomic solutions for single cell and spatial applications on 10x platforms. The acquisition is expected to expand the Company’s proteomics capabilities.
Concurrently with the SPA, the Company and Proteintech entered into a supply agreement under which Proteintech will supply products to the Company for use in single-cell and spatial analysis. The supply agreement was accounted for separately from the acquisition of the PTG business. The total consideration paid for the supply agreement and the PTG business was allocated based on the relative fair value of each component, with the fair value of the supply agreement determined by using the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
income approach and the fair value of PTG’s enterprise value determined by using the net asset value method. Based on the allocation, $12.4 million related to the supply agreement was recorded in “Other noncurrent assets” and “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The amount allocated to the supply agreement will be reclassified to inventory as quantities are purchased over a 10-year period. $6.1 million was allocated to the PTG business.
The fair value measurements used to allocate the total consideration between the supply agreement and the PTG business, as described above, are classified as Level 3 within the fair value hierarchy, as they are based on significant unobservable inputs, including management's estimates of future purchase volumes, contractual and market pricing, and a discount rate.
The acquisition of the PTG business was accounted for as a business combination using the acquisition method of accounting.
The purchase price consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase consideration over the estimated fair value of the identifiable net assets acquired recorded as goodwill as summarized below (in thousands):

Intangible assets (developed technology)	$3,700
Total tangible assets acquired and liabilities assumed, net	(6)
Goodwill	2,407
Total adjusted price consideration	$6,101
The fair value of the developed technology was estimated using a cost approach, reflecting the estimated current cost to recreate the technology with comparable functionality and utility. The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of 10 years. Because these inputs involve significant judgment and are not observable in the market, the fair value measurement is classified as Level 3 within the fair value hierarchy. See Note 4, Other Financial Statement Information, for additional information regarding the intangible assets acquired.
The goodwill is primarily attributable to PTG’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes.
The purchase price allocation is preliminary and remains subject to adjustment during the measurement period, which may extend for up to one year from the acquisition date.
During the three months ended June 30, 2026, the Company incurred acquisition-related transaction costs of approximately $1.0 million which were expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Pro forma information for the acquisition above has not been presented as the impact of this acquisition is not material to the Company’s financial statements.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth a summary of the changes in the fair value of the Company’s contingent consideration and certain assumed liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions (in thousands):

Six Months Ended
June 30, 2026
Beginning of period	$24,600
Settlement of contingent consideration to sellers in cash	(8,703)
Settlement of contingent consideration to sellers in equity	(8,703)
Settlement of assumed liabilities to third parties	(679)
Change in fair value of contingent consideration(1)	3,545
End of period	$10,060
______________________________
(1) Includes the impact recognized upon cash settlement.
Cash payments totaling $0.6 million made to third parties that were outside of the scope of ASC 480 were not included in the above table.
4.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$477,135	$—	$—	$477,135	$441,108	$—	$—	$441,108	Level 1
Marketable securities:
Government debt securities	49,546	—	(25)	49,521	49,431	12	—	49,443	Level 2
Total available-for-sale securities	$526,681	$—	$(25)	$526,656	$490,539	$12	$—	$490,551
The contractual maturities of marketable securities as of June 30, 2026 were all less than one year.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Inventory
Inventory was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$15,963	$23,183
Work in progress	20,324	17,135
Purchased materials	16,329	16,023
Inventory	$52,616	$56,341
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Building	$147,608	$147,493
Leasehold improvements	90,400	89,724
Laboratory equipment and machinery	81,218	78,133
Land	36,765	36,765
Computer equipment and software	15,183	15,281
Furniture and fixtures	9,841	9,850
Construction in progress	2,065	2,929
Total property and equipment	383,080	380,175
Less: accumulated depreciation and amortization	(167,756)	(153,464)
Property and equipment, net	$215,324	$226,711
During the six months ended June 30, 2025, the Company recorded impairment charges of $0.1 million related to equipment. The impairment charge was triggered by a decision to discontinue an engineering project.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	June 30, 2026				December 31, 2025
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technology	5.8	$56,338	$(7,458)	$48,880	$52,639	$(3,359)	$49,280
Technology licenses	8.3	22,504	(10,226)	12,278	22,504	(9,491)	13,013
Assembled workforce	0	1,328	(1,326)	2	1,328	(1,292)	36
Customer Relationships	0	945	(945)	—	945	(945)	—
Total intangible assets, net		$81,115	$(19,955)	$61,160	$77,416	$(15,087)	$62,329
During the three months ended June 30, 2026, the Company recorded developed technology of $3.7 million in connection with the PTG acquisition with an estimated useful life of 10 years. The amortization of developed technology is recorded in cost of revenue. See Note 3, Acquisition, for details related to the intangible asset acquired.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued bonus	$15,451	$29,506
Accrued commissions	3,256	5,335
Accrued payroll and related costs	2,909	4,964
Other	3,128	2,695
Accrued compensation and related benefits	$24,744	$42,500
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Taxes payable	$6,946	$7,219
Product warranties	3,927	6,828
Customer refunds and deposits payable	2,584	5,542
Accrued royalties for licensed technologies	3,994	4,971
Accrued professional services	3,977	2,914
Accrued legal and related costs	1,874	1,502
Other	7,075	10,995
Accrued expenses and other current liabilities	$30,377	$39,971
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning of period	$6,828	$8,615
Amounts charged to cost of revenue	866	6,020
Repairs and replacements	(3,767)	(6,179)
End of period	$3,927	$8,456
Revenue and Deferred Revenue
As of June 30, 2026, the aggregate amount of remaining performance obligations primarily related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments was $33.3 million, of which approximately $23.6 million is expected to be recognized as revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $33.3 million and $34.4 million as of June 30, 2026 and December 31, 2025, respectively, primarily consisted of deferred revenue related to extended warranty service agreements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
(in thousands)	2026	2025
Beginning of period	$34,403	$33,171
Revenue recognized that was included in the contract liability at the beginning of the year	(14,499)	(11,108)
Revenue deferred excluding amounts recognized as revenue during the period	13,389	11,455
End of period	$33,293	$33,518
The following table represents revenue by source for the periods indicated (in thousands). Spatial includes the Company’s Visium and Xenium products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Instruments
Single Cell	$3,087	$5,727	$8,310	$11,640
Spatial	4,574	8,770	10,613	17,672
Total instruments revenue	7,661	14,497	18,923	29,312
Consumables
Single Cell	88,451	85,788	177,345	169,897
Spatial	42,301	36,397	83,208	67,644
Total consumables revenue	130,752	122,185	260,553	237,541
Services	10,681	8,475	19,514	16,127
Products and services revenue	149,094	145,157	298,990	282,980
License and royalty revenue	1,942	27,751	2,889	44,811
Total revenue	$151,036	$172,908	$301,879	$327,791
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas
United States(1)	$82,109	$103,491	$158,802	$190,309
Americas (excluding United States)	2,917	2,667	6,323	6,419
Total Americas	85,026	106,158	165,125	196,728
Europe, Middle East and Africa	39,972	34,734	76,824	66,629
Asia-Pacific
China	14,968	23,170	30,805	40,053
Asia-Pacific (excluding China)	11,070	8,846	29,125	24,381
Total Asia-Pacific	26,038	32,016	59,930	64,434
Total revenue	$151,036	$172,908	$301,879	$327,791
______________________________
(1)     Includes license and royalty revenue.
License and Royalty Revenue
In May 2026, the Company settled its patent litigation with Takara Bio USA Holdings, Inc. (“Takara”) and recorded $1.6 million of license and royalty revenue in the three and six months ended June 30, 2026. In February 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. (“Vizgen”). As part of the settlement agreement with Vizgen, the

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company recorded $16.8 million of license and royalty revenue in the six months ended June 30, 2025. In May 2025, the Company entered into a settlement agreement and license agreements with Bruker Corporation (“Bruker”). Under the settlement agreement with Bruker, the Company recorded $27.3 million of license and royalty revenue in the three and six months ended June 30, 2025.
Other Income (Expense), Net
Other income (expense), net consists of gains and losses from foreign currency remeasurements and changes in fair value of the contingent consideration related to the Scale acquisition. The Company recognized foreign currency transaction losses of $0.4 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and foreign currency transaction income of $2.3 million and $3.7 million for the three and six months ended June 30, 2025, respectively. The Company recognized a $3.5 million loss resulting from the change in fair value of the contingent consideration related to the Scale acquisition in the three and six months ended June 30, 2026.
5.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
The payments due under the Company’s operating lease liabilities as of June 30, 2026 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2026 (excluding the six months ended June 30, 2026)	$7,599
2027	17,016
2028	16,371
2029	14,776
2030	9,827
Thereafter	29,449
Total lease payments	$95,038
Less: imputed interest	(16,242)
Present value of operating lease liabilities	$78,796
Operating lease liabilities, current	$12,015
Operating lease liabilities, noncurrent	66,781
Total operating lease liabilities	$78,796
The following table summarizes additional information related to the Company’s operating leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	6.3 years	6.7 years
Weighted-average discount rate	5.9%	5.9%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future. As of June 30, 2026, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
Parse
In August 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995 (the “995 patent”), 10,619,207 (the “207 patent”) and 10,738,357 (the “357 patent”). In February 2025, the Court entered a consent judgment and permanent injunction against Parse with respect to the 995, 207 and 357 patents relating to ATAC-seq. Parse filed petitions for Inter Partes Review (“IPR”) of the 981, 197 and 013 patents which were found unpatentable by the Patent Trial and Appeal Board in February 2025. The Company strongly disagrees with those decisions and has appealed. Oral arguments in the appeal were heard in June 2026. The District Court case is stayed pending the outcome of the appeals.
In August 2025, the Company acquired Scale Bio. Scale Bio and Parse are parties in a litigation in the U.S. District Court for the District of Delaware in which Scale Bio is asserting that Parse’s Evercode products infringe U.S. Patent Nos. 10,626,442, 10,982,256, 11,512,341 and 11,634,752 (the “752 patent”) and Parse is asserting the Scale Bio’s single cell sequencing products infringe U.S. Patent Nos. 10,900,065, 11,168,355 and 11,427,856 (the “Asserted Parse Patents”). In February 2025, the parties filed a stipulation agreeing that Scale Bio’s High Throughput Assay and methods of using such assays do not infringe the Asserted Parse Patents, and dismissing such claims. In October 2025, the Court entered summary judgment that the 752 patent is invalid. The Company strongly disagrees with this decision and plans to appeal. In November 2025, the Court entered summary judgment that the accused Scale Bio products do not infringe the Asserted Parse Patents, and in June 2026 the Court entered summary judgment that the Asserted Parse Patents are invalid. Additional summary judgment motions are pending. Trial is scheduled for August 2026.
Takara (Curio)
Takara and the Company were previously engaged in litigation in multiple jurisdictions involving Takara’s Seeker and Trekker products. In May 2026, the Company and Takara resolved all outstanding litigation between the two companies. All claims in the litigation have been dismissed with prejudice.
Illumina
In October 2025, the Company filed suit against Illumina, Inc. (“Illumina”) in the U.S. District Court for the District of Delaware. In a first suit, the Company alleges Illumina’s announced spatial technology program infringes U.S. Patent Nos. 11,008,607, 11,549,138, 12,234,505 and 12,297,487. In a second suit, the Company alleges Illumina’s single cell kits and workflow infringe U.S. Patent Nos. 11,692,214, 11,932,902, 12,275,993, 12,305,239 and 12,416,192. Trial in the first suit is scheduled for January 2028. Trial in the second cell suit is scheduled for April 2028.
Element
In May 2026, the Company filed a suit against Element Biosciences, Inc. (“Element”) in the U.S. District Court for the District of Delaware alleging that the Element Aviti24 device and associated kits and reagents infringe U.S. Patent Nos. 11,021,737, 11,566,276, 11,566,277, and 12,264,358. Element filed a partial motion to dismiss in July 2026 and has not yet answered the Complaint. No schedule has been set.
In May 2026, the Company filed a suit in the Munich Local Division of the UPC alleging that the Element Aviti24 device and associated kits and reagents infringe EP 4249605 and EP 4491741. In July 2026, Element filed an opposition in the European Patent Office challenging the validity of the EP 741 patent.
Spatial Genomics
In August 2026, Spatial Genomics, Inc. (“SG”) and the California Institute of Technology (“Caltech”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company's Xenium platform infringes U.S. Patent Nos. 10,457,980, 11,473,129, 12,305,224, 12,601,007 and 12,630,868. SG and Caltech seek, among other relief, injunctive relief and unspecified damages (including attorneys' fees) in relation to the Company's making, using, selling, offering to sell, exporting and/or importing into the United States the Xenium platform and associated instruments, reagents, components and services. The Company believes SG and Caltech's claims are meritless and intends to vigorously defend itself.
6.    Capital Stock
As of June 30, 2026, the number of shares of Class A common stock and Class B common stock issued and outstanding were 120,203,444 and 10,078,872, respectively.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,836	$1,989	$3,754	$4,470
Research and development	10,533	12,613	21,228	26,719
Selling, general and administrative	13,247	12,643	23,276	27,132
Total stock-based compensation expense	$25,616	$27,245	$48,258	$58,321
Restricted Stock Units
Restricted stock units (“RSUs”) activity for the six months ended June 30, 2026 was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2025	7,826,741	$19.68
Granted	3,512,697	23.49
Vested	(1,863,853)	23.08
Cancelled	(717,295)	19.31
Outstanding as of June 30, 2026	8,758,290	$20.52
Stock Options
Stock option activity for the six months ended June 30, 2026 was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	3,561,297	$48.55
Exercised	(117,009)	3.86
Cancelled and forfeited	(53,462)	45.79
Outstanding as of June 30, 2026	3,390,826	$50.13
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The weighted-average grant date fair values of the 2026 PSUs for the CAGR and TSR components were $22.13 and $35.88 per share, respectively. Stock-based compensation expense recognized for the TSR component of the 2026 PSUs was $0.6 million and $0.8 million for the three and six months ended June 30, 2026. The vesting of the CAGR component of the 2026 PSUs was deemed not probable of vesting as of June 30, 2026, which resulted in no stock-based compensation expense recognized for the three and six months ended June 30, 2026.
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
As of June 30, 2026, the measurement periods for the 2026 and 2025 PSUs were not completed and the market and performance criteria for the stock awards were not met and therefore no shares vested or became exercisable.
2019 Employee Stock Purchase Plan
As of June 30, 2026, a total of 6,186,502 shares of Class A common stock were reserved for issuance under the 2019 Employee Stock Purchase Plan (“ESPP”). The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.
During the three months ended June 30, 2026 and 2025, 213,541 and 446,766 shares of Class A common stock, respectively, were issued under the ESPP. As of June 30, 2026, there were 4,287,045 shares available for issuance under the ESPP.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Net income (loss)	$(17,931)	$34,538	$(31,401)	$180
Weighted average common shares, basic	129,984,169	123,755,409	129,050,312	123,183,924
Basic net income (loss) per share	$(0.14)	$0.28	$(0.24)	$0.00
Diluted net income (loss) per share:
Net income (loss)	$(17,931)	$34,538	$(31,401)	$180
Weighted average common shares, basic	129,984,169	123,755,409	129,050,312	123,183,924
Effect of dilutive awards:
Employee stock plans	—	754,311	—	1,074,226
Weighted-average common shares, diluted	129,984,169	124,509,720	129,050,312	124,258,150
Diluted net income (loss) per share	$(0.14)	$0.28	$(0.24)	$0.00

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	8,758,290	6,538,214	8,758,290	5,598,764
Stock options to purchase common stock	3,390,826	3,332,653	3,390,826	3,404,257
Shares committed under the ESPP	73,968	—	73,968	—
Total	12,223,084	9,870,867	12,223,084	9,003,021

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
Acquisition
On June 8, 2026, we entered into a stock purchase agreement (“SPA”) to acquire 100% of the outstanding shares of common stock of Proteintech Genomics, Inc. (“PTG”), a division of Proteintech Group, Inc. (“Proteintech”), for $6.1 million in cash. PTG specializes in developing high-plex proteomic solutions for single cell and spatial applications on 10x platforms. We expect the acquisition will allow us to expand our proteomics capabilities.
Concurrently with the SPA, we and Proteintech entered into a supply agreement under which Proteintech will supply products to us for use in single-cell and spatial analysis. The supply agreement was accounted for separately from the acquisition of the PTG business. The total consideration paid for the supply agreement and the PTG business was allocated based on the relative fair value of each component, with the fair value of the supply agreement determined by using the income approach and the fair value of PTG’s enterprise value determined by using the net asset value method. Based on the allocation, $12.4 million related to the supply agreement was recorded in “Other noncurrent assets” and “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The amount allocated to the supply agreement will be reclassified to inventory as quantities are purchased over a 10-year period. $6.1 million was allocated to the PTG business.
The fair value measurements used to allocate the total consideration between the supply agreement and the PTG business, as described above, are classified as Level 3 within the fair value hierarchy, as they are based on significant unobservable inputs, including management's estimates of future purchase volumes, contractual and market pricing, and a discount rate.
The acquisition of the PTG business was accounted for as a business combination using the acquisition method of accounting. The purchase price consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, including $3.7 million of developed technology, with the excess of the purchase consideration over the estimated fair value of the identifiable net assets acquired recorded as goodwill.
The fair value of the developed technology was estimated using a cost approach, reflecting the estimated current cost to recreate the technology with comparable functionality and utility. The developed technology intangible asset will be amortized over an estimated useful life of 10 years. Because these inputs involve significant judgment and are not observable in the market, the fair value measurement is classified as Level 3 within the fair value hierarchy.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue
The following table represents total revenue by source for the periods indicated (dollars in thousands). Spatial includes our Visium and Xenium products:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Instruments
Single Cell	$3,087	$5,727	$(2,640)	(46)%	$8,310	$11,640	$(3,330)	(29)%
Spatial	4,574	8,770	(4,196)	(48)	10,613	17,672	(7,059)	(40)
Total instruments revenue	7,661	14,497	(6,836)	(47)	18,923	29,312	(10,389)	(35)
Consumables
Single Cell	88,451	85,788	2,663	3	177,345	169,897	7,448	4
Spatial	42,301	36,397	5,904	16	83,208	67,644	15,564	23
Total consumables revenue	130,752	122,185	8,567	7	260,553	237,541	23,012	10
Services	10,681	8,475	2,206	26	19,514	16,127	3,387	21
Products and services revenue	149,094	145,157	3,937	3	298,990	282,980	16,010	6
License and royalty revenue	1,942	27,751	(25,809)	(93)	2,889	44,811	(41,922)	(94)
Total revenue	$151,036	$172,908	$(21,872)	(13)%	$301,879	$327,791	$(25,912)	(8)%
Products and Services Revenue
Products and services revenue increased $3.9 million, or 3%, to $149.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Consumables revenue increased $8.6 million, or 7%, to $130.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Instruments revenue decreased $6.8 million, or 47%, to $7.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Services revenue increased $2.2 million, or 26%, to $10.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Products and services revenue increased $16.0 million, or 6%, to $299.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Consumables revenue increased $23.0 million, or 10%, to $260.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Instruments revenue decreased $10.4 million, or 35%, to $18.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Services revenue increased $3.4 million, or 21%, to $19.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
License and Royalty Revenue
License and royalty revenue decreased $25.8 million, or 93%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily due to one-time royalty revenue of $27.3 million recognized in the three months ended June 30, 2025 in connection with the settlement of our worldwide patent litigation with Bruker Corporation (“Bruker”), partially offset by $1.6 million of revenue recognized during the three months ended June 30, 2026 in connection with our patent litigation settlement with Takara Bio USA Holdings, Inc. (“Takara”).
License and royalty revenue decreased $41.9 million, or 94%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was primarily due to one-time royalty revenue of $44.1 million recognized in the six months ended June 30, 2025 in connection with our worldwide patent litigation settlements with Vizgen, Inc. (“Vizgen”) and Bruker, partially offset by $1.6 million of revenue recognized during the three months ended June 30, 2026 in connection with our patent litigation settlement with Takara.

Excluding non-recurring license and royalty revenue related to patent litigation settlements in 2026 and 2025, we expect our revenues to moderately increase in 2026 as compared to 2025.
Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of products and services revenue	$38,539	$47,824	$(9,285)	(19)%	$83,204	$97,262	$(14,058)	(14)%
Gross profit	$112,497	$125,084	$(12,587)	(10)%	$218,675	$230,529	$(11,854)	(5)%
Gross margin	74%	72%			72%	70%
Cost of products and services revenue decreased $9.3 million, or 19%, to $38.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily driven by lower manufacturing costs of $3.3 million which included $2.6 million of tariff refunds, lower inventory write-downs of $3.0 million, lower warranty costs of $2.7 million, and lower royalty costs of $0.4 million. Gross margin increased to 74% for the three months ended June 30, 2026 as compared to 72% for the three months ended June 30, 2025. The increase was primarily due to lower manufacturing costs including tariff refunds, lower inventory write-downs, lower warranty costs, and changes in product mix, partially offset by a decrease in license and royalty revenue due to the non-recurring benefit in license and royalty revenue recorded in the three months ended June 30, 2025.
Cost of products and services revenue decreased $14.1 million, or 14%, to $83.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was primarily driven by lower inventory write-downs of $12.2 million and lower warranty costs of $5.2 million, partially offset by higher manufacturing costs of $2.8 million and higher royalty costs of $0.4 million. Gross margin increased to 72% for the six months ended June 30, 2026 as compared to 70% for the six months ended June 30, 2025. The increase was primarily due to lower inventory write-downs, lower warranty costs and changes in product mix, partially offset by a decrease in license and royalty revenue due to the non-recurring benefit in license and royalty revenue recorded in the six months ended June 30, 2025.
We expect our gross margin to fluctuate throughout the remainder of 2026 due to a number of factors including changes in product mix.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$56,791	$61,224	$(4,433)	(7)%	$113,638	$125,469	$(11,831)	(9)%
Selling, general and administrative	78,661	74,434	4,227	6	145,038	164,162	(19,124)	(12)
Gain on settlement	(3,400)	(40,700)	(37,300)	N/A	(3,400)	(49,900)	(46,500)	N/A
Total operating expenses	$132,052	$94,958	$37,094	39%	$255,276	$239,731	$15,545	6%
Research and development expenses decreased $4.4 million, or 7%, to $56.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily driven by an $8.3 million decrease in personnel expenses, including a $2.1 million decrease in stock-based compensation expense, partially offset by a $4.2 million increase in laboratory materials and supplies.
Research and development expenses decreased $11.8 million, or 9%, to $113.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a $13.6 million decrease in personnel expenses, including a $5.5 million decrease in stock-based compensation expense and a $2.3 million decrease in facilities and information technology costs, partially offset by a $3.8 million increase in laboratory materials and supplies.
Selling, general and administrative expenses increased $4.2 million, or 6%, to $78.7 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily driven by a $1.8 million increase in travel and entertainment expenses, $1.5 million increase in outside legal expenses, $1.2 million increase in marketing expenses and a $0.3 million increase in facilities costs partially offset by a $0.7 million decrease in personnel expenses.
Selling, general and administrative expenses decreased $19.1 million, or 12%, to $145.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a $10.7 million decrease in outside legal expenses, a $5.0 million decrease in personnel expenses primarily due to a $3.9 million decrease in stock-based compensation expense, a $1.5 million decrease in professional services expenses and a $2.0 million decrease in facilities and information technology costs.
Gain on settlement decreased in the three and six months ended June 30, 2026 due to non-recurring gains on settlements of $40.7 million recorded in the three months ended June 30, 2025 and $49.9 million recorded in the six months ended June 30, 2025, as part of our patent litigation settlements with Bruker and Vizgen in 2025. In both periods, the decrease was partially offset by a $3.4 million gain on settlement recorded in the three months ended June 30, 2026 as part of our patent litigation settlement with Takara.
Excluding gains on settlements recorded in 2026 and 2025, we expect our operating expenses to modestly decrease in 2026 compared to the prior year as a result of our ongoing efforts to manage our spend.
Total Other Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income	$4,797	$4,271	$526	12%	$9,811	$7,957	$1,854	23%
Interest expense	—	(3)	3	(100)	—	(3)	3	(100)
Other income (expense), net	(3,887)	2,603	(6,490)	(249)	(4,702)	4,739	(9,441)	(199)
Total other income	$910	$6,871	$(5,961)	(87)%	$5,109	$12,693	$(7,584)	(60)%
Interest income increased $0.5 million, or 12%, to $4.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to higher money market fund balances. Interest income increased $1.9 million or 23%, to $9.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to higher money market fund balances and interest income applicable to legal settlement payments we received from Bruker during the six months ended June 30, 2026.
Other income (expense), net decreased $6.5 million to $3.9 million other expense, net for the three months ended June 30, 2026 as compared to $2.6 million other income, net, for the three months ended June 30, 2025. Other income (expense), net decreased $9.4 million to $4.7 million other expense, net for the six months ended June 30, 2026 as compared to $4.7 million other income, net, for the six months ended June 30, 2025. The decrease in both periods was primarily driven by a $3.5 million loss resulting from the change in fair value of contingent consideration and increases in net losses from foreign currency remeasurements of $2.6 million and $4.9 million for the three and six month periods, respectively.
We expect other income (expense), net, to fluctuate, potentially significantly, from quarter to quarter due to potential changes in the fair value of contingent consideration and fluctuations in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes
Our benefit from income taxes was $0.7 million and $0.1 million for the three and six months ended June 30, 2026 and our provision for income taxes was $2.5 million and $3.3 million for the three and six months ended June 30, 2025. The change in both periods was primarily driven by the income tax benefit of $1.4 million recognized in the second quarter of 2026 from a reduction in the valuation allowance recorded against our net deferred tax assets. This release was due to deferred tax liabilities recognized in connection with the PTG acquisition, which can be used as a source of income to realize certain domestic deferred tax assets. Additionally, the comparable 2025 periods included federal and state income tax expense of $1.2 million related to Internal Revenue Code Section 174 capitalization. This expense did not recur in 2026 following the enactment of an act to provide for reconciliation pursuant to title II of H. Con. Res. 14 on July 4, 2025, which restored the immediate deductibility of U.S. research and experimental expenditures, thereby lowering U.S. taxable income in the current year periods.
Liquidity and Capital Resources
As of June 30, 2026, we had approximately $552.0 million in cash and cash equivalents and marketable securities, which increased by $28.6 million as compared to December 31, 2025, and were primarily held in U.S. banks. We have generated losses from operations since inception as reflected in our accumulated deficit of $1.5 billion.
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
In 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. Under the agreement, we are obligated to pay for certain technology development milestones if they are met. As of June 30, 2026, we have paid $41.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met.
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
Cash Flow Analysis
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$43,094	$52,059
Investing activities	(9,046)	(2,832)
Financing activities	(5,401)	3,944
Effect of exchange rates changes on cash and cash equivalents	(101)	474
Net increase in cash and cash equivalents	$28,546	$53,645
Operating activities
The net cash provided by operating activities of $43.1 million for the six months ended June 30, 2026 consisted of a net loss of $31.4 million, non-cash adjustments of $73.3 million and a net cash inflow from changes in operating assets and liabilities of $1.2 million. The non-cash adjustments of $73.3 million primarily consisted of stock-based compensation expense of $48.3 million, depreciation and amortization of $19.6 million, non-cash lease expense of $4.0 million and fair value adjustments on contingent consideration of $3.5 million, partially offset by a $1.4 million of tax benefit recognized in relation to the acquisition of the PTG business. The net cash inflow from operating assets and liabilities was primarily driven by cash inflows associated with a decrease in other receivables of $32.1 million primarily related to the Bruker settlement, an increase in accounts payable of $8.1 million, a decrease in inventory of $5.7 million, and a decrease in prepaid and other current assets of $3.2 million. The net cash inflow from operating assets and liabilities was partially offset by cash outflows associated with a decrease in accrued compensation and other related benefits of $17.8 million, an increase in other noncurrent assets of $11.9 million, a decrease in accrued expenses and other current liabilities of $9.7 million, a decrease in the operating lease liability of $5.8 million, a decrease in deferred revenue of $1.5 million, a decrease in accrued contingent consideration of $0.6 million and an increase in accounts receivable of $0.5 million due to timing of collections.
The net cash provided by operating activities of $52.1 million for the six months ended June 30, 2025 consisted of net income of $0.2 million, non-cash adjustments of $77.3 million and a net cash outflow from changes in operating assets and liabilities of $25.4 million. The non-cash adjustments of $77.3 million consisted of stock-based compensation expense of $58.6 million, depreciation and amortization of $15.8 million and non-cash lease expense of $3.6 million. The net cash outflow from operating assets and liabilities was primarily driven by an increase in other receivables of $68.5 million primarily related to the Bruker settlement, a decrease in accrued compensation and other related benefits of $7.8 million, a decrease in the operating lease liability of $5.0 million and a decrease in accrued expenses and other current liabilities of $2.9 million. The net cash outflow from operating assets and liabilities was partially offset by cash inflows associated with a decrease in accounts receivable of $37.9 million, a decrease in inventory of $15.1 million, an increase in accounts payable of $3.5 million and a decrease in other noncurrent assets of $2.4 million.
Investing activities
The net cash used in investing activities of $9.0 million in the six months ended June 30, 2026 was due to the purchase of marketable securities of $49.3 million, net cash paid for the business combination of $6.1 million and cash paid for purchases of property and equipment of $3.2 million, partially offset by maturities of marketable securities of $50.0 million.
The net cash used in investing activities of $2.8 million in the six months ended June 30, 2025 was due to the purchase of marketable securities of $49.4 million and purchases of property and equipment of $3.5 million, partially offset by maturities of marketable securities of $50.0 million.
Financing activities
The net cash used in financing activities of $5.4 million in the six months ended June 30, 2026 was due to the payment of contingent consideration of $8.7 million related to the Scale Bio acquisition, partially offset by proceeds related to the issuance of common stock from the exercise of stock options.
The net cash provided by financing activities of $3.9 million in the six months ended June 30, 2025 was primarily from proceeds related to the issuance of common stock from the exercise of stock options and employee stock purchase plan.
Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with United States generally accepted accounting principles (“GAAP”) that involve a significant level of judgments and estimates that can affect the results of operations and financial position of the Company. For further discussion of our critical accounting estimates, see our critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 12, 2026. There have been no significant changes in estimates in the quarter ended June 30, 2026 that would require disclosure nor have there been any changes to our policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5.    Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On May 14, 2026, Sarah Teichmann, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,551 shares of the Company’s common stock, subject to certain conditions. The expiration date of the trading arrangement is August 13, 2027.
On June 10, 2026, Adam Taich, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 58,267 shares of the Company’s common stock, subject to certain conditions. The expiration date of the trading arrangement is December 31, 2026.

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

10x Genomics, Inc.

Date: August 6, 2026	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)