Form 10-Q
period 2026-09-30
10x Genomics, Inc.
filed 2026-11-06
CIK 1770787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 30, 2026, the registrant had 121,455,317 shares of Class A common stock, $0.00001 par value per share, outstanding and 10,078,872 shares of Class B common stock, $0.00001 par value per share, outstanding.

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
The material risks, uncertainties and other factors that could affect 10x Genomics, Inc.’s financial and operating results and cause actual results to differ from those indicated by the forward-looking statements made include those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Our periodic filings are accessible on the U.S. Securities and Exchange Commission's (“SEC”) website at www.sec.gov. Although we believe the expectations reflected in the forward-looking statements are reasonable, new risks and uncertainties may emerge, and it is not possible for us to predict their impact on the forward-looking statements contained in this Quarterly Report. Moreover, the information the forward-looking statements are based upon may be limited or incomplete, and may not be based upon all potentially relevant information. We cannot guarantee future events, circumstances, results, performance or achievements. In light of the foregoing, investors are urged not to place undue reliance on any forward-looking statement or third-party data in reaching any conclusion or making any investment decision about any securities of the Company.
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

10x Genomics, Inc.
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
10x Genomics, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$526,187	$473,966
Marketable securities	49,493	49,443
Accounts receivable, net	55,701	47,013
Other receivables	3,055	35,480
Inventory	64,629	56,341
Prepaid expenses and other current assets	19,566	22,208
Total current assets	718,631	684,451
Property and equipment, net	210,239	226,711
Operating lease right-of-use assets	54,759	60,450
Goodwill	6,918	4,511
Intangible assets, net	58,663	62,329
Other noncurrent assets	13,919	2,913
Total assets	$1,063,129	$1,041,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,594	$12,733
Accrued compensation and related benefits	39,657	42,500
Accrued expenses and other current liabilities	32,181	39,971
Deferred revenue	22,956	23,902
Operating lease liabilities	11,946	10,985
Contingent consideration, current	12,036	23,363
Total current liabilities	140,370	153,454
Contingent consideration, noncurrent	5,842	1,237
Operating lease liabilities, noncurrent	63,846	73,376
Deferred revenue, noncurrent	8,530	10,501
Other noncurrent liabilities	6,505	6,471
Total liabilities	225,093	245,039
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,399,254	2,306,690
Accumulated deficit	(1,561,417)	(1,510,591)
Accumulated other comprehensive income	197	225
Total stockholders’ equity	838,036	796,326
Total liabilities and stockholders’ equity	$1,063,129	$1,041,365
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Products and services revenue	$150,210	$148,019	$449,200	$430,999
License and royalty revenue	457	983	3,346	45,794
Revenue	150,667	149,002	452,546	476,793
Cost of products and services revenue	37,740	48,695	120,944	145,957
Gross profit	112,927	100,307	331,602	330,836
Operating expenses:
Research and development	52,929	57,194	166,567	182,663
Selling, general and administrative	76,055	75,355	221,093	239,517
Gain on settlement	—	—	(3,400)	(49,900)
Total operating expenses	128,984	132,549	384,260	372,280
Loss from operations	(16,057)	(32,242)	(52,658)	(41,444)
Other income (expense):
Interest income	5,018	5,199	14,829	13,156
Interest expense	—	3	—	—
Other income (expense), net	(7,437)	(1,165)	(12,139)	3,574
Total other income (expense)	(2,419)	4,037	2,690	16,730
Loss before provision for income taxes	(18,476)	(28,205)	(49,968)	(24,714)
Provision for (benefit from) income taxes	949	(733)	858	2,578
Net loss	$(19,425)	$(27,472)	$(50,826)	$(27,292)

Net loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.39)	$(0.22)

Weighted-average shares used to compute net loss per share, basic and diluted	130,805,838	125,502,291	129,570,736	123,965,205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(19,425)	$(27,472)	$(50,826)	$(27,292)
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale marketable securities	(20)	(1)	(57)	(18)
Foreign currency translation adjustment	140	(81)	29	649
Other comprehensive income (loss), net of tax	120	(82)	(28)	631
Comprehensive loss	$(19,305)	$(27,554)	$(50,854)	$(26,661)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	127,691,329	$2	$2,306,690	$(1,510,591)	$225	$796,326
Issuance of Class A common stock related to equity awards	900,221	—	273	—	—	273
Issuance of Class A common stock for settlement of contingent consideration	396,584	—	8,699	—	—	8,699
Stock-based compensation	—	—	22,607	—	—	22,607
Net loss	—	—	—	(13,470)	—	(13,470)
Other comprehensive loss	—	—	—	—	(111)	(111)
Balance as of March 31, 2026	128,988,134	2	2,338,269	(1,524,061)	114	814,324
Issuance of Class A common stock related to equity awards	1,294,182	—	3,016	—	—	3,016
Stock-based compensation	—	—	26,174	—	—	26,174
Net loss	—	—	—	(17,931)	—	(17,931)
Other comprehensive loss	—	—	—	—	(37)	(37)
Balance as of June 30, 2026	130,282,316	2	2,367,459	(1,541,992)	77	825,546
Issuance of Class A common stock related to equity awards	1,206,129	—	8,526	—	—	8,526
Stock-based compensation	—	—	23,269	—	—	23,269
Net loss	—	—	—	(19,425)	—	(19,425)
Other comprehensive income	—	—	—	—	120	120
Balance as of September 30, 2026	131,488,445	$2	$2,399,254	$(1,561,417)	$197	$838,036

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	122,291,837	$2	$2,177,672	$(1,467,047)	$(493)	$710,134
Issuance of Class A common stock related to equity awards	841,913	—	422	—	—	422
Stock-based compensation	—	—	30,571	—	—	30,571
Net loss	—	—	—	(34,358)	—	(34,358)
Other comprehensive income	—	—	—	—	126	126
Balance as of March 31, 2025	123,133,750	2	2,208,665	(1,501,405)	(367)	706,895
Issuance of Class A common stock related to equity awards	1,308,382	—	3,522	—	—	3,522
Stock-based compensation	—	—	27,737	—	—	27,737
Net income	—	—	—	34,538	—	34,538
Other comprehensive income	—	—	—	—	587	587
Balance as of June 30, 2025	124,442,132	2	2,239,924	(1,466,867)	220	773,279
Issuance of Class A common stock related to equity awards	997,422	—	617	—	—	617
Issuance of Class A common stock for acquisition of assets	1,099,992	—	13,541	—	—	13,541
Stock-based compensation	—	—	25,237	—	—	25,237
Net loss	—	—	—	(27,472)	—	(27,472)
Other comprehensive loss	—	—	—	—	(82)	(82)
Balance as of September 30, 2025	126,539,546	$2	$2,279,319	$(1,494,339)	$138	$785,120
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(50,826)	$(27,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	71,354	83,899
Depreciation and amortization	29,125	26,134
Non-cash lease expense	6,070	5,582
Fair value adjustments on contingent consideration	11,284	1,135
Asset and lease impairment charges	—	814
Deferred income taxes	(1,434)	—
Other	(962)	(1,360)
Changes in operating assets and liabilities:
Accounts receivable	(8,687)	44,546
Other receivables	32,176	(52,208)
Inventory	(6,502)	22,371
Prepaid expenses and other current assets	1,973	642
Other noncurrent assets	(9,846)	2,290
Accounts payable	8,945	3,292
Accrued compensation and other related benefits	(2,899)	2,284
Deferred revenue	(3,318)	(648)
Accrued contingent consideration and assumed liabilities	(613)	—
Accrued expenses and other current liabilities	(7,922)	(9,939)
Operating lease liability	(9,022)	(7,590)
Other noncurrent liabilities	31	1,321
Net cash provided by operating activities	58,927	95,273
Investing activities:
Business combination	(6,101)	—
Asset acquisition, net	—	(8,616)
Purchases of property and equipment	(4,156)	(4,158)
Purchases of marketable securities	(73,792)	(98,859)
Proceeds from maturities of marketable securities	75,000	100,000
Purchase of equity interest rights	(500)	—
Net cash used in investing activities	(9,549)	(11,633)
Financing activities:
Issuance of common stock from exercise of stock options and employee stock purchase plans	11,815	4,561
Payment of contingent consideration	(8,690)	—
Net cash provided by financing activities	3,125	4,561
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(282)	441
Net increase in cash, cash equivalents and restricted cash	52,221	88,642
Cash and cash equivalents at beginning of period	473,966	344,067
Cash, cash equivalents and restricted cash at end of period	$526,187	$432,709

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$1,771	$1,935
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$54	$135
Issuance of Class A common stock for settlement of contingent consideration	$8,703	$—
Issuance of Class A common stock for acquisition of assets	$—	$13,541
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$11,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
o
1.    Description of Business and Basis of Presentation
Organization and Description of Business
10x Genomics, Inc. (the “Company”) is a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. The Company’s integrated research solutions consist of instruments, consumables and software across its Single Cell and Spatial portfolios. The Company’s instruments include its Chromium instruments for Single Cell and its Visium CytAssist, Xenium Analyzer and Atera instruments for Spatial. The Company’s consumables include proprietary microfluidic chips, slides, reagents and other consumables used with its Chromium, Visium, Xenium and Atera solutions. The Company bundles its software with these products to support customers’ experiments, from sample preparation through data analysis and visualization. The Company was incorporated in the state of Delaware in July 2012 and began commercial and manufacturing operations and selling its instruments and consumables in 2015. The Company is headquartered in Pleasanton, California and has wholly-owned subsidiaries in Asia, Europe, Oceania and North America.
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
2.    Summary of Significant Accounting Policies
There were no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026 except for the addition of the policy below for business combinations. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report for information regarding the Company’s significant accounting policies.
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
Recently Issued Accounting Pronouncement and Disclosure Rules
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025 issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”) to provide clarification as to the effective date. ASU 2024-03 requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03, as amended by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on the Company's financial condition and results of operations.
3. Acquisitions
PTG Business Combination
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
Concurrently with the SPA, the Company and Proteintech entered into a supply agreement under which Proteintech will supply products to the Company for use in single cell and spatial analysis. The supply agreement was accounted for separately

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
from the acquisition of the PTG business. The total consideration paid for the supply agreement and the PTG business was allocated based on the relative fair value of each component, with the fair value of the supply agreement determined by using the income approach and the fair value of PTG’s enterprise value determined by using the net asset value method. Based on the allocation, $12.4 million related to the supply agreement was recorded in “Other noncurrent assets” and “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The amount allocated to the supply agreement will be reclassified to inventory as quantities are purchased over a 10-year period. $6.1 million was allocated to the PTG business.
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
The purchase price consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase consideration over the estimated fair value of the identifiable net assets acquired recorded as goodwill as summarized below (in thousands):

Intangible assets (developed technology)	$3,700
Total tangible assets acquired and liabilities assumed, net	(6)
Goodwill	2,407
Total adjusted price consideration	$6,101
The fair value of the developed technology was estimated using a cost approach, reflecting the estimated current cost to recreate the technology with comparable functionality and utility. The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of 10 years. Because inputs used in the cost approach involve significant judgment and are not observable in the market, the fair value measurement is classified as Level 3 within the fair value hierarchy. See Note 4, Other Financial Statement Information, for additional information regarding the intangible assets acquired.
The goodwill is primarily attributable to PTG’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes.
During the nine months ended September 30, 2026, the Company incurred acquisition-related transaction costs of approximately $1.0 million which were expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Pro forma information for the acquisition above has not been presented as the impact of this acquisition is not material to the Company’s financial statements.
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
The Company measures the contingent consideration and certain assumed liabilities in accordance with ASC 480 as of each applicable reporting period. Measurement of the liabilities using a probability weighted discounted cash flow approach is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. The measurement relies upon the probability of achieving the milestones and approximate timing of payment based on the terms of the arrangement.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth a summary of the changes in the fair value of the Company’s contingent consideration and certain assumed liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning of period	$24,600	$—
Contingent consideration to sellers recognized upon asset acquisition	—	22,378
Assumed liabilities to third parties recognized upon asset acquisition	—	815
Settlement of contingent consideration to sellers in cash	(8,703)	—
Settlement of contingent consideration to sellers in equity	(8,703)	—
Settlement of assumed liabilities to third parties	(679)	—
Change in fair value of contingent consideration(1)	11,363	1,135
End of period	$17,878	$24,328
______________________________
(1) Includes the impact recognized upon the achievement of a milestone in the first quarter of 2026.
Cash payments totaling $0.6 million made to third parties during the nine months ended September 30, 2026, that were outside of the scope of ASC 480, were not included in the above table.
The $11.4 million increase in the fair value of the contingent consideration during the nine months ended September 30, 2026 was primarily attributable to an increase in the estimated probability of achieving certain milestones resulting from the favorable result in Scale Bio’s patent trial against Parse Biosciences, Inc. (“Parse”). See Note 5, Commitments and Contingencies, for details.
4.    Other Financial Statement Information
Available-for-sale Securities
Available-for-sale securities consisted of the following (in thousands):

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value Measurement
Cash equivalents:
Money market funds	$501,560	$—	$—	$501,560	$441,108	$—	$—	$441,108	Level 1
Marketable securities:
Government debt securities	49,538	—	(45)	49,493	49,431	12	—	49,443	Level 2
Total available-for-sale securities	$551,098	$—	$(45)	$551,053	$490,539	$12	$—	$490,551
The contractual maturities of marketable securities as of September 30, 2026 were all less than one year.
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

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Inventory
Inventory was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$14,120	$23,183
Work in progress	24,394	17,135
Purchased materials	26,115	16,023
Inventory	$64,629	$56,341
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Building	$147,608	$147,493
Leasehold improvements	91,070	89,724
Laboratory equipment and machinery	81,864	78,133
Land	36,765	36,765
Computer equipment and software	15,242	15,281
Furniture and fixtures	9,843	9,850
Construction in progress	2,609	2,929
Total property and equipment	385,001	380,175
Less: accumulated depreciation and amortization	(174,762)	(153,464)
Property and equipment, net	$210,239	$226,711
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	September 30, 2026				December 31, 2025
	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technology	5.6	$56,338	$(9,584)	$46,754	$52,639	$(3,359)	$49,280
Technology licenses	8.0	22,504	(10,595)	11,909	22,504	(9,491)	13,013
Assembled workforce	0.0	1,328	(1,328)	—	1,328	(1,292)	36
Customer relationships	0.0	945	(945)	—	945	(945)	—
Total intangible assets, net		$81,115	$(22,452)	$58,663	$77,416	$(15,087)	$62,329
During the nine months ended September 30, 2026, the Company recorded developed technology of $3.7 million in connection with the PTG acquisition with an estimated useful life of 10 years. The amortization of developed technology is recorded in cost of revenue. See Note 3, Acquisitions, for details related to the intangible asset acquired.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Compensation and Related Benefits
Accrued compensation and related benefits were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued bonus	$23,246	$29,506
Accrued commissions	3,546	5,335
Accrued payroll and related costs	7,916	4,964
Other	4,949	2,695
Accrued compensation and related benefits	$39,657	$42,500
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Taxes payable	$6,975	$7,219
Product warranties	3,315	6,828
Customer refunds and deposits payable	3,501	5,542
Accrued royalties for licensed technologies	4,064	4,971
Accrued professional services	4,564	2,914
Accrued legal and related costs	1,501	1,502
Other	8,261	10,995
Accrued expenses and other current liabilities	$32,181	$39,971
Product Warranties
Changes in the reserve for product warranties were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning of period	$6,828	$8,615
Amounts charged to cost of revenue	1,722	6,605
Repairs and replacements	(5,235)	(8,535)
End of period	$3,315	$6,685
Revenue and Deferred Revenue
As of September 30, 2026, the aggregate amount of remaining performance obligations primarily related to separately sold extended warranty service agreements or allocated amounts for extended warranty service agreements bundled with sales of instruments, was $31.5 million, of which approximately $23.0 million is expected to be recognized as revenue in the next 12 months, with the remainder thereafter. The contract liabilities of $31.5 million and $34.4 million as of September 30, 2026 and December 31, 2025, respectively, primarily consisted of deferred revenue related to extended warranty service agreements.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in the contract liabilities for the periods indicated were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning of period	$34,403	$33,171
Revenue recognized that was included in the contract liability at the beginning of the year	(19,313)	(16,376)
Revenue deferred excluding amounts recognized as revenue during the period	16,396	16,215
End of period	$31,486	$33,010
The following table represents revenue by source for the periods indicated (in thousands). Spatial includes the Company’s Visium, Xenium and Atera products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Instruments
Single Cell	$3,782	$4,927	$12,092	$16,567
Spatial	3,076	7,072	13,689	24,744
Total instruments revenue	6,858	11,999	25,781	41,311
Consumables
Single Cell	93,139	92,519	270,484	262,416
Spatial	41,188	35,373	124,396	103,017
Total consumables revenue	134,327	127,892	394,880	365,433
Services	9,025	8,128	28,539	24,255
Products and services revenue	150,210	148,019	449,200	430,999
License and royalty revenue	457	983	3,346	45,794
Total revenue	$150,667	$149,002	$452,546	$476,793
The following table presents revenue by geography based on the location of the customer for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas
United States(1)	$82,093	$77,246	$240,895	$267,555
Americas (excluding United States)	3,849	2,625	10,172	9,044
Total Americas	85,942	79,871	251,067	276,599
Europe, Middle East and Africa	38,753	41,624	115,577	108,253
Asia-Pacific
China	15,216	15,189	46,021	55,242
Asia-Pacific (excluding China)	10,756	12,318	39,881	36,699
Total Asia-Pacific	25,972	27,507	85,902	91,941
Total revenue	$150,667	$149,002	$452,546	$476,793
______________________________
(1)     Includes license and royalty revenue.
License and Royalty Revenue
In May 2026, the Company settled its patent litigation with Takara Bio USA Holdings, Inc. (“Takara”) and recorded $1.6 million of license and royalty revenue in the nine months ended September 30, 2026.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In February 2025, the Company settled its worldwide patent litigation with Vizgen, Inc. (“Vizgen”). As part of the settlement agreement with Vizgen, the Company recorded $16.8 million of license and royalty revenue in the nine months ended September 30, 2025. In May 2025, the Company entered into a settlement agreement and license agreements with Bruker Corporation (“Bruker”). Under the settlement agreement with Bruker, the Company recorded $27.3 million of license and royalty revenue in the nine months ended September 30, 2025.
Other Income (Expense), Net
Other income (expense), net consists of gains and losses from foreign currency remeasurements and changes in the fair value of the contingent consideration related to the Scale Bio acquisition. The Company recognized foreign currency transaction income of $0.4 million for the three months ended September 30, 2026 and foreign currency transaction loss of $0.7 million for the nine months ended September 30, 2026. The Company recognized foreign currency transaction loss of $0.6 million for the three months ended September 30, 2025 and foreign currency transaction income of $3.1 million for the nine months ended September 30, 2025.
The Company recognized $7.8 million and $11.4 million of losses resulting from the change in the fair value of the contingent consideration related to the Scale Bio acquisition in the three and nine months ended September 30, 2026, respectively. The Company recognized $1.1 million of losses resulting from the change in the fair value of the contingent consideration related to the Scale Bio acquisition in the three and nine months ended September 30, 2025.
5.    Commitments and Contingencies
Lease Agreements
The Company leases office, laboratory, manufacturing, distribution and server space in various locations worldwide.
The payments due under the Company’s operating lease liabilities as of September 30, 2026 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2026 (excluding the nine months ended September 30, 2026)	$3,289
2027	17,037
2028	16,392
2029	14,798
2030	9,853
Thereafter	29,584
Total lease payments	$90,953
Less: imputed interest	(15,161)
Present value of operating lease liabilities	$75,792
Operating lease liabilities, current	$11,946
Operating lease liabilities, noncurrent	63,846
Total operating lease liabilities	$75,792
The following table summarizes additional information related to the Company’s operating leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	6.1 years	6.7 years
Weighted-average discount rate	5.9%	5.9%
Litigation
The Company is regularly subject to lawsuits, claims, arbitration proceedings, administrative actions and other legal and regulatory proceedings involving intellectual property disputes, commercial disputes, competition and other matters, and the Company may become subject to additional types of lawsuits, claims, arbitration proceedings, administrative actions, government

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
investigations and legal and regulatory proceedings in the future. As of September 30, 2026, the Company has concluded that a loss is not probable and a contingent liability has not been recorded.
Parse
In August 2022, the Company filed suit against Parse Biosciences, Inc. (“Parse”) in the U.S. District Court for the District of Delaware alleging that Parse’s Evercode Whole Transcriptomics products and ATAC-seq products infringe U.S. Patent Nos. 10,155,981 (the “981 patent”), 10,697,013 (the “013 patent”), 10,240,197 (the “197 patent”), 10,150,995 (the “995 patent”), 10,619,207 (the “207 patent”) and 10,738,357 (the “357 patent”). In February 2025, the Court entered a consent judgment and permanent injunction against Parse with respect to the 995, 207 and 357 patents relating to ATAC-seq. Parse filed petitions for Inter Partes Review (“IPR”) of the 981, 197 and 013 patents which were found unpatentable by the Patent Trial and Appeals Board (“PTAB”) in February 2025. In August 2026, the Federal Circuit affirmed the PTAB’s decisions.
In August 2025, the Company acquired Scale Bio. Scale Bio and Parse are parties in a litigation in the U.S. District Court for the District of Delaware in which Scale Bio is asserting that Parse’s Evercode Whole Transcriptome products infringe U.S. Patent Nos. 10,626,442, 10,982,256, 11,512,341 and 11,634,752 (the “752 patent”) and Parse is asserting that Scale Bio’s single cell sequencing products infringe U.S. Patent Nos. 10,900,065, 11,168,355 and 11,427,856 (the “Asserted Parse Patents”). In October 2025, the Court entered summary judgment that the 752 patent is invalid. In November 2025, the Court entered summary judgment that the accused Scale Bio products do not infringe the Asserted Parse Patents, and in June 2026 the Court entered summary judgment that the Asserted Parse Patents are invalid. A jury trial took place in August 2026. At that trial, the jury found that Parse willfully infringed all claims asserted at trial, that none of the asserted claims are invalid, and awarded Scale Bio $4,862,000 in damages. Scale Bio filed post-trial motions requesting a permanent injunction against the infringing Parse products, as well as ongoing royalties, treble damages for willful infringement, supplemental damages, pre-judgment interest, and post-judgment interest. Parse filed post-trial motions requesting judgment as a matter of law of non-infringement, no willfulness, invalidity, and no damages. Parse also requested a new trial on willfulness and induced infringement, and a new trial or remittitur on damages.
Illumina
In October 2025, the Company filed two suits against Illumina, Inc. (“Illumina”) in the U.S. District Court for the District of Delaware. In the first suit, the Company alleges Illumina’s announced spatial product infringes U.S. Patent Nos. 11,008,607, 11,549,138, 12,234,505 and 12,297,487 (collectively, the “Asserted Spatial Patents”). In the second suit, the Company alleges Illumina’s single cell kits and workflow infringe U.S. Patent Nos. 11,692,214, 11,932,902, 12,275,993, 12,305,239 and 12,416,102 (collectively, the “Asserted Single Cell Patents”). Illumina answered both Complaints on December 29, 2025 and amended its answer in the single cell suit in February 2026. In October 2026, the Company filed a First Amended Complaint adding U.S. Patent No. 12,686,949 to the Asserted Single Cell Patents. Trial in the first suit is scheduled for January 2028. Trial in the second suit is scheduled for April 2028.
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
Spatial Genomics
In August 2026, Spatial Genomics, Inc. (“SG”) and the California Institute of Technology (“Caltech”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging that the Company's Xenium platform infringes U.S. Patent Nos. 10,457,980, 11,473,129, 12,305,224, 12,601,007 and 12,630,868 (collectively, the “Caltech patents”). SG and Caltech seek, among other relief, injunctive relief and unspecified damages (including attorneys' fees) in relation to the Company's making, using, selling, offering to sell, exporting and/or importing into the United States the Xenium platform and associated instruments, reagents, components and services. In October 2026, the Company filed an answer and counterclaims that SG’s GenePS products infringe U.S. Patent Nos. 11,293,051, 11,293,052, 11,566,277, and 12,618,099. The Company believes SG and Caltech's claims are meritless and intends to vigorously defend itself.

10x Genomics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Waters
In October 2026, the Company filed a request for an injunction in the Hamburg Local Division of the UPC alleging that Waters Corporation (“Waters”) infringes EP 3,828,285 by offering and/or supplying the BD Rhapsody device for use with ATAC-Seq kits and chemistries in Europe.
6.    Capital Stock
As of September 30, 2026, the number of shares of Class A common stock and Class B common stock issued and outstanding were 121,409,573 and 10,078,872, respectively.
7.    Equity Incentive Plans
Stock-based Compensation
The Company recorded stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2,157	$2,011	$5,911	$6,481
Research and development	8,940	11,318	30,168	38,037
Selling, general and administrative	11,999	11,935	35,275	39,067
Total stock-based compensation expense	$23,096	$25,264	$71,354	$83,585
8.    Net Loss Per Share
The Company computes net income (loss) per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. The holders of the Company’s Class A and Class B common stock (together, “common stock”) have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents net income (loss) per share for Class A and Class B common stock together.
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
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	7,384,846	8,466,033	7,384,846	8,466,033
Stock options to purchase common stock	2,967,650	3,700,635	2,967,650	3,700,635
Shares committed under the ESPP	175,830	320,514	175,830	320,514
Total	10,528,326	12,487,182	10,528,326	12,487,182

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2026 (our “Annual Report”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report and in Part I, Item 1A of our Annual Report.
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
Overview
We are a life sciences technology company focused on building innovative products and solutions to interrogate, understand and master biology. Our integrated research solutions consist of instruments, consumables and software across our Single Cell and Spatial portfolios. Our instruments include our Chromium instruments for Single Cell and our Visium CytAssist, Xenium Analyzer and Atera instruments for Spatial. Our consumables include proprietary microfluidic chips, slides, reagents and other consumables used with our Chromium, Visium, Xenium and Atera solutions. We bundle our software with these products to support customers’ experiments, from sample preparation through data analysis and visualization. We also derive revenue from post-warranty service contracts for our instruments.
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
Concurrently with the SPA, we and Proteintech entered into a supply agreement under which Proteintech will supply products to us for use in single cell and spatial analysis. The supply agreement was accounted for separately from the acquisition of the PTG business. The total consideration paid for the supply agreement and the PTG business was allocated based on the relative fair value of each component, with the fair value of the supply agreement determined by using the income approach and the fair value of PTG’s enterprise value determined by using the net asset value method. Based on the allocation, $12.4 million related to the supply agreement was recorded in “Other noncurrent assets” and “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The amount allocated to the supply agreement will be reclassified to inventory as quantities are purchased over a 10-year period. $6.1 million was allocated to the PTG business.
The fair value measurements used to allocate the total consideration between the supply agreement and the PTG business, as described above, are classified as Level 3 within the fair value hierarchy, as they are based on significant unobservable inputs, including management's estimates of future purchase volumes, contractual and market pricing, and a discount rate.
The acquisition of the PTG business was accounted for as a business combination using the acquisition method of accounting. The purchase price consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, including $3.7 million of developed technology, with the excess of the purchase consideration over the estimated fair value of the identifiable net assets acquired recorded as goodwill.
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

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue
The following table represents total revenue by source for the periods indicated (dollars in thousands). Spatial includes our Visium, Xenium and Atera products:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Instruments
Single Cell	$3,782	$4,927	$(1,145)	(23)%	$12,092	$16,567	$(4,475)	(27)%
Spatial	3,076	7,072	(3,996)	(57)	13,689	24,744	(11,055)	(45)
Total instruments revenue	6,858	11,999	(5,141)	(43)	25,781	41,311	(15,530)	(38)
Consumables
Single Cell	93,139	92,519	620	1	270,484	262,416	8,068	3
Spatial	41,188	35,373	5,815	16	124,396	103,017	21,379	21
Total consumables revenue	134,327	127,892	6,435	5	394,880	365,433	29,447	8
Services	9,025	8,128	897	11	28,539	24,255	4,284	18
Products and services revenue	150,210	148,019	2,191	1	449,200	430,999	18,201	4
License and royalty revenue	457	983	(526)	(54)	3,346	45,794	(42,448)	(93)
Total revenue	$150,667	$149,002	$1,665	1%	$452,546	$476,793	$(24,247)	(5)%
Products and Services Revenue
Products and services revenue increased $2.2 million, or 1%, to $150.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Consumables revenue increased $6.4 million, or 5%, to $134.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Instruments revenue decreased $5.1 million, or 43%, to $6.9 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Services revenue increased $0.9 million, or 11%, to $9.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Products and services revenue increased $18.2 million, or 4%, to $449.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Consumables revenue increased $29.4 million, or 8%, to $394.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Instruments revenue decreased $15.5 million, or 38%, to $25.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Services revenue increased $4.3 million, or 18%, to $28.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
License and Royalty Revenue
License and royalty revenue decreased $0.5 million, or 54%, to $0.5 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
License and royalty revenue decreased $42.4 million, or 93%, to $3.3 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily due to one-time royalty revenue of $44.1 million recognized in the nine months ended September 30, 2025 in connection with our worldwide patent litigation settlements with Vizgen, Inc. (“Vizgen”) and Bruker Corporation (“Bruker”), partially offset by $1.6 million of revenue recognized during the nine months ended September 30, 2026 in connection with our patent litigation settlement with Takara Bio USA Holdings, Inc. (“Takara”).
Excluding non-recurring license and royalty revenue related to patent litigation settlements in 2026 and 2025, we expect our revenues to increase in 2026 as compared to 2025.

Cost of Products and Services Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of products and services revenue	$37,740	$48,695	$(10,955)	(22)%	$120,944	$145,957	$(25,013)	(17)%
Gross profit	$112,927	$100,307	$12,620	13%	$331,602	$330,836	$766	—%
Gross margin	75%	67%			73%	69%
Cost of products and services revenue decreased $11.0 million, or 22%, to $37.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily driven by lower inventory write-downs of $5.9 million, lower manufacturing costs of $5.3 million and lower royalty costs of $0.5 million, partially offset by higher warranty costs of $0.7 million. Gross margin increased to 75% for the three months ended September 30, 2026 as compared to 67% for the three months ended September 30, 2025. The increase was primarily due to lower inventory write-downs and changes in product mix.
Cost of products and services revenue decreased $25.0 million, or 17%, to $120.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily driven by lower inventory write-downs of $18.0 million, lower warranty costs of $4.4 million, lower manufacturing costs of $2.5 million and lower royalty costs of $0.1 million. Gross margin increased to 73% for the nine months ended September 30, 2026 as compared to 69% for the nine months ended September 30, 2025. The increase was primarily due to lower inventory write-downs, partially offset by a decrease in license and royalty revenue due to the non-recurring benefit in license and royalty revenue recorded in the nine months ended September 30, 2025.
We expect our gross margin to decrease in the fourth quarter of 2026 compared to the prior quarter primarily due to changes in product mix.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$52,929	$57,194	$(4,265)	(7)%	$166,567	$182,663	$(16,096)	(9)%
Selling, general and administrative	76,055	75,355	700	1	221,093	239,517	(18,424)	(8)
Gain on settlement	—	—	—	N/A	(3,400)	(49,900)	46,500	N/A
Total operating expenses	$128,984	$132,549	$(3,565)	(3)%	$384,260	$372,280	$11,980	3%
Research and development expenses decreased $4.3 million, or 7%, to $52.9 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily driven by a $3.3 million decrease in personnel expenses, including a $2.4 million decrease in stock-based compensation expense, and a $2.2 million decrease in laboratory materials and supplies, partially offset by a $0.4 million increase in consulting and contractor expenses and a $0.4 million increase in equipment expenses.
Research and development expenses decreased $16.1 million, or 9%, to $166.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $17.2 million decrease in personnel expenses, including a $7.9 million decrease in stock-based compensation expense, and a $2.0 million decrease in facilities and information technology costs, partially offset by a $1.6 million increase in laboratory materials and supplies, a $1.0 million increase in consulting and contractor expenses and a $0.6 million increase in equipment expense.
Selling, general and administrative expenses increased $0.7 million, or 1%, to $76.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily driven by a $2.7 million increase in litigation expenses and a $1.0 million increase in marketing expenses, partially offset by a $1.0 million decrease in professional services expenses, a $0.7 million decrease in personnel expense and a $0.5 million decrease in consulting and contractor expenses. We also recognized an impairment charge of $0.7 million related to the Scale Bio assembled workforce in the three months ended September 30, 2025.
Selling, general and administrative expenses decreased $18.4 million, or 8%, to $221.1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $8.0 million decrease in litigation expenses, a $6.1 million decrease in personnel expenses, including a $3.8 million decrease in stock-

based compensation expense, a $2.5 million decrease in professional services expenses and a $2.2 million decrease in facilities and information technology costs, partially offset by a $0.7 million increase in marketing expenses.
Gain on settlement decreased in the nine months ended September 30, 2026 due to non-recurring gains on settlements of $49.9 million recorded in the nine months ended September 30, 2025, as part of our patent litigation settlements with Bruker and Vizgen in 2025. The decrease was partially offset by a $3.4 million gain on settlement recorded in the nine months ended September 30, 2026 as part of our patent litigation settlement with Takara.
Excluding gains on settlements recorded in 2026 and 2025, we expect our operating expenses to modestly decrease in 2026 compared to the prior year as a result of our ongoing efforts to manage our spend.
Total Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income	$5,018	$5,199	$(181)	(3)%	$14,829	$13,156	$1,673	13%
Interest expense	—	3	(3)	(100)	—	—	—	N/A
Other income (expense), net	(7,437)	(1,165)	(6,272)	(538)	(12,139)	3,574	(15,713)	(440)
Total other income (expense)	$(2,419)	$4,037	$(6,456)	(160)%	$2,690	$16,730	$(14,040)	(84)%
Interest income decreased $0.2 million, or 3%, to $5.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Interest income increased $1.7 million, or 13%, to $14.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to higher money market fund balances, partially offset by lower interest income applicable to legal settlement payments we received from Bruker during the nine months ended September 30, 2026.
Other expense, net increased $6.3 million to $7.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in expense was primarily due to a $6.7 million loss from the increase in the fair value of the contingent consideration related to our acquisition of Scale Bio, partially offset by net gains from foreign currency remeasurements. The increase in the fair value of contingent consideration was primarily attributable to an increase in the estimated probability of achieving certain milestones resulting from the favorable jury verdict in August 2026 on Scale Bio’s patent infringement claims against Parse Biosciences, Inc. (“Parse”) and the favorable outcome on Parse’s counterclaims against Scale Bio. See Note 5 to the condensed consolidated financial statements for further details.
Other income (expense), net decreased $15.7 million to $12.1 million other expense, net for the nine months ended September 30, 2026 as compared to $3.6 million other income, net, for the nine months ended September 30, 2025. The decrease in other income (expense), net was primarily driven by a $10.2 million loss from the increase in the fair value of contingent consideration, for the reason described above, and a $3.9 million increase in net losses from foreign currency remeasurements.
We expect other income (expense), net, to fluctuate, potentially significantly, from quarter to quarter due to potential changes in the fair value of contingent consideration and fluctuations in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes
For both the three and nine months ended September 30, 2026, our provision for income taxes was $0.9 million. For the three and nine months ended September 30, 2025, our benefit from income taxes was $0.7 million and our provision for income taxes was $2.6 million, respectively. The change for the three months ended September 30, 2026 was primarily due to a $1.2 million benefit recognized in the third quarter of 2025 from the enactment of the One Big Beautiful Bill Act, which restored the immediate deductibility of U.S. research and experimental expenditures. The change for the nine months ended September 30, 2026 was primarily due to an income tax benefit of $1.4 million recognized in the second quarter of 2026 from a reduction in the valuation allowance recorded against our net deferred tax assets in connection with the PTG acquisition.
Liquidity and Capital Resources
As of September 30, 2026, we had approximately $575.7 million in cash and cash equivalents and marketable securities, which increased by $52.3 million as compared to December 31, 2025, and were primarily held in U.S. banks. We have generated losses from operations since inception as reflected in our accumulated deficit of $1.6 billion.

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
In 2025, we completed the asset acquisition of Scale Biosciences, Inc. (“Scale Bio”) and recorded contingent consideration related to the potential achievement of certain milestones. In the first quarter of 2026, we made a milestone payment consisting of $10.0 million in cash and $8.7 million in shares (396,584 shares) of our Class A common stock in connection with a technology transfer completed in the third quarter of 2025. In the future, we may pay up to $30.0 million of contingent consideration and assumed liabilities if certain milestones are met. The estimated fair value of the remaining contingent consideration and assumed liabilities was $17.3 million and $0.6 million as of September 30, 2026, respectively, of which $12.0 million of the total is classified as current liabilities.
In 2023, we signed an agreement to acquire certain intangible and other assets from Centrillion Technologies, Inc. and Centrillion Technology Holdings Corp. Under the agreement, we are obligated to pay for certain technology development milestones if they are met. As of September 30, 2026, we have paid $41.3 million relating to the completion of development milestones. Up to $15.0 million of cash consideration is due if an additional technology development milestone is met.
We expect to continue to incur operating losses for the foreseeable future. We believe that our existing cash and cash equivalents and cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” under the heading “Risks related to our business and industry” in this Quarterly Report.
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
Cash Flow Analysis
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$58,927	$95,273
Investing activities	(9,549)	(11,633)
Financing activities	3,125	4,561
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(282)	441
Net increase in cash, cash equivalents and restricted cash	$52,221	$88,642
Operating activities
The net cash provided by operating activities of $58.9 million for the nine months ended September 30, 2026 consisted of a net loss of $50.8 million, non-cash adjustments of $115.4 million and a net cash outflow from changes in operating assets and liabilities of $5.7 million. The non-cash adjustments of $115.4 million primarily consisted of stock-based compensation expense of $71.4 million, depreciation and amortization of $29.1 million, contingent consideration fair value adjustments of $11.3 million and non-cash lease expense of $6.1 million, partially offset by a $1.4 million tax benefit recognized in connection to our acquisition of the PTG business. The net cash outflow from operating assets and liabilities was primarily driven by cash outflows associated with an increase in other noncurrent assets of $9.8 million, a decrease in the operating lease liability of $9.0 million, an increase in accounts receivable of $8.7 million due to timing of collections, a decrease in accrued expenses and other current liabilities of $7.9 million, an increase in inventory of $6.5 million, a decrease in deferred revenue of $3.3 million, a decrease in accrued compensation and other related benefits of $2.9 million and a decrease in accrued contingent consideration of $0.6 million. The net cash outflow from operating assets and liabilities was partially offset by cash inflows associated with a decrease in other receivables of $32.2 million primarily related to the Bruker settlement, an increase in accounts payable of $8.9 million and a decrease in prepaid and other current assets of $2.0 million.
The net cash provided by operating activities of $95.3 million for the nine months ended September 30, 2025 consisted of a net loss of $27.3 million, non-cash adjustments of $116.2 million and a net cash inflow from changes in operating assets and liabilities of $6.4 million. The non-cash adjustments of $116.2 million primarily consisted of stock-based compensation expense of $83.9 million, depreciation and amortization of $26.1 million, non-cash lease expense of $5.6 million and contingent consideration fair value adjustments of $1.1 million. The net cash inflow from operating assets and liabilities was primarily driven by cash inflows associated with a decrease in accounts receivable of $44.5 million due to timing of collections, a decrease in inventory of $22.4 million, an increase in accounts payable of $3.3 million, a decrease in other noncurrent assets of $2.3 million, an increase in accrued compensation and other related benefits of $2.3 million and an increase in other noncurrent liabilities of $1.3 million. The net cash inflow from operating assets and liabilities was partially offset by cash outflows associated with an increase in other receivables of $52.2 million related to the Bruker settlement, a decrease in accrued expenses and other current liabilities of $9.9 million and a decrease in the operating lease liability of $7.6 million.
Investing activities
The net cash used in investing activities of $9.5 million in the nine months ended September 30, 2026 was due to the purchase of marketable securities of $73.8 million, net cash paid for the business combination of $6.1 million and cash paid for purchases of property and equipment of $4.2 million, partially offset by maturities of marketable securities of $75.0 million.
The net cash used in investing activities of $11.6 million in the nine months ended September 30, 2025 was due to the purchase of marketable securities of $98.9 million, net cash paid for the Scale Bio acquisition of $8.6 million and cash paid for purchases of property and equipment of $4.2 million, partially offset by maturities of marketable securities of $100.0 million.
Financing activities
The net cash provided by financing activities of $3.1 million in the nine months ended September 30, 2026 was due to proceeds related to the issuance of common stock from the exercise of stock options, partially offset by the payment of contingent consideration of $8.7 million related to the Scale Bio acquisition.
The net cash provided by financing activities of $4.6 million in the nine months ended September 30, 2025 was from proceeds related to the issuance of common stock from the exercise of stock options and employee stock purchase plan.
Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with United States generally accepted accounting principles (“GAAP”) that involve a significant level of judgments and estimates that can affect the results of operations and financial position of the Company. For further discussion of our critical accounting estimates, see our critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on February 12, 2026. There have been no significant changes in estimates in the quarter ended September 30, 2026 that would require disclosure nor have there been any changes to our policies.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in the Annual Report on Form 10-K that we filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2026, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock. In addition, you should consider the interrelationship and compounding effects of multiple risks occurring simultaneously.
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
•Our dependency on the availability of funding, including government funding and research and development spending by research institutions;
•Our ability to compete effectively;
•Our pricing strategy;
•Our ability to develop new products or new versions of existing products and enhance the capabilities of our existing products;
•Our ability to effectively manage product transitions and forecast customer demand, including for both existing and newly introduced products, including production ramp of our Atera platform, and the risk that new products or new versions of existing products, including Atera, cannibalize or adversely affect the sales of our existing products;
•    Our strategy to enter the clinical and diagnostic markets, including the establishment and operation of a clinical laboratory and the development of laboratory developed tests;
•Trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers, and geopolitical conflict, including military conflict in the Middle East;
•Our ability to increase penetration into our existing customer segments and to maintain and increase the effectiveness of our commercial organization;
•The size of the market for our solutions;
•Our ability to generate sufficient revenue, to attain cash flows from operating activities in excess of our capital investment requirements and to achieve and maintain profitability;
•The complexity of data generated by our products and risks related to our development, use and sale of artificial intelligence technologies and the extent to which demand for our products is driven by the use of our data to develop artificial intelligence models;
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

•the timing and magnitude of our price changes, including the effects of lower average selling prices for certain products, such as the decline in our average selling price per single cell reaction resulting from customer adoption of our lower-priced Flex Apex assays;
•the success of our recently introduced and recently announced products and new versions of existing products, including our Atera platform, which we began shipping in September 2026, and our ability to generate revenue for such products, and the introduction of new products or product enhancements by us or others in our industry including the timing of such introductions, and the risk that the introduction of a new or enhanced product cannibalizes sales of our existing products or that we fail to effectively manage the transition from older to newer versions of our products;
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
•the effects of inflation on us or our customers, manufacturers and suppliers, including increases in the cost of labor, energy, freight and materials, including as a result of tariffs imposed by the United States or other countries or increases in the cost of high-performance computing components such as memory and graphics processing units used in our instruments;
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
•the impacts of geopolitical issues, including military conflict in the Middle East and tensions between the United States and China, infectious disease, epidemics or pandemics on our business operations and on the business operations of our customers, manufacturers and suppliers; and
•the other factors described in this “Risk Factors” section.
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
Any changes in U.S. academic and government regulations, policies or operations that affect the terms of research funding could impact our customers’ ability to secure funding and, consequently, the timing and demand for our products and services. For example, in February 2025, the NIH imposed a standard indirect rate of 15% across all NIH grants for indirect costs, defined as “facilities” and “administration,” in lieu of a separately negotiated rate for indirect costs in every grant. Indirect costs represented more than 25% of total grant dollars awarded by the NIH in 2023. Implementation of the cap has been enjoined by the federal courts and prohibited by provisions of the appropriations legislation enacted for fiscal year 2026, but those protections are temporary and the cap or a similar measure could be reimposed through future rulemaking, appropriations or executive action. In May 2026, the Office of Management and Budget (“OMB”) proposed revisions to the federal Uniform Guidance for grants that would, among other things, permit federal agencies to terminate awards that no longer effectuate program goals or agency priorities and subject awards to additional pre-issuance review. If adopted, these revisions could cause our customers to delay, reduce or reprioritize spending, or to accelerate spending in anticipation of possible termination, either of which would make demand for our products more difficult to predict. The imposition of these or other changes to grant terms, conditions or processes, including those related to the disbursement of funds, could lead to delayed, reduced or cancelled funding otherwise available for purchasing research supplies and equipment, thereby negatively impacting our sales.

In addition, various private, state, federal and international agencies that provide grants and other funding may be subject to budgetary or other constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, budget reprioritizations, delays or funding cancellations, which could jeopardize the ability of researchers to purchase our products. For example, although appropriations to the NIH for federal fiscal year 2026 were enacted in February 2026 at a level approximately flat with the prior year, the NIH issued substantially fewer new awards in fiscal year 2026 than in prior years as a result of policies requiring multi-year, up-front funding of certain grants, additional review of awards and other changes to the grant-making process, and cash disbursements to grantees have lagged appropriated amounts. We believe these dynamics, together with the elimination of published funding paylines at certain NIH institutes and higher attrition of research personnel at our customers, have caused, and may continue to cause, our customers to delay or reduce purchases of our products even where funding has been appropriated. Federal fiscal year 2027 began on October 1, 2026 without enacted appropriations, and the federal government is operating under a continuing resolution that expires on December 11, 2026. A lapse in appropriations, such as the lapse that resulted in a federal government shutdown of approximately six weeks in October and November 2025, or the enactment of appropriations at reduced levels, could delay or reduce funding available to our customers. The President’s budget request for fiscal year 2027 again proposed significant reductions to NIH funding and a restructuring of the NIH. There is no guarantee that NIH appropriations will not decrease in the future. Further, in January 2025 OMB issued a memorandum “temporarily paus[ing] all activities related to obligation or disbursement of all Federal financial assistance...” which we believe had the effect of delaying or preventing certain of customers or potential customers from accessing grants or funding in 2025. Additionally, we believe changes to the operations of our customers or the institutions that fund them including reductions in staffing or reorganizations of U.S. academic and government funding institutions, including 2025 reductions in staffing and leadership changes at the NIH, have caused, and again in the future may cause, delays, reductions or cancellations of research spending, negatively impacting our sales. Fewer staff available to process, review and make decisions regarding funding requests or complete other funding-related activities could delay or prevent our customers from receiving necessary funding to purchase our products. Any cancellations or delays in the ability of NIH or other funding bodies to make and execute decisions to fund research which uses our products, including the cancellation or delay of scientific gatherings or panels such as NIH study sections, could delay or prevent researchers from purchasing our products or reduce their purchases, negatively impacting our financial results. A decrease in the amount of, or delay in the approval of, appropriations to or disbursements from the NIH or other funding organizations, such as the Medical Research Council in the United Kingdom, could result in less funding available for life sciences research or negatively affect the timing of purchases of our products. We believe delays, reductions, modification of the terms or cancellations of funding resulted, and in the future again could result, in a decrease in the aggregate amount of grants awarded or funding disbursed for life sciences research or the redirection of existing funding to other projects or priorities, which has caused, and may again in the future cause, our customers and potential customers to reduce, delay or cancel purchases of our products. For example, in March 2025 the NIH terminated approximately seven hundred research grants totaling more than $2.4 billion that funded scientific research, including studies related to breast cancer, Alzheimer’s disease and HIV prevention, among other topics. Our operating results may fluctuate substantially due to any such delays, reductions, modification of terms or cancellations.
In addition, actions by the federal government of the United States with respect to federal funding to research institutions who are or could be purchasers of our products may have a material adverse effect on our business, financial condition and results of operations. For example, in 2025 the United States government threatened to freeze or cancel billions of dollars of federal funding to multiple institutions, including certain of our customers, and certain institutions subsequently entered into settlements with the federal government in order to restore funding. We believe these or similar actions, such as revoking the tax exempt status of research universities, have had, and again in the future could have, the effect of delaying, reducing or eliminating institutional funding available for research projects, which can in turn delay, limit or cancel purchases of our products by researchers at targeted institutions and negatively impact our revenue. Some institutions have responded to these risks of losing federal funding by implementing measures that could also have adverse impacts on our revenue, including hiring freezes, rescissions of offers of acceptance to academic programs, caps or additional scrutiny, processes or layers of approval required to authorize expenditures or limitations or reductions on capital expenditures which may delay or prevent purchases of our instruments. Additionally, changes to United States immigration policy, including revocations of the visas or legal statuses of international students, limits on the duration of student visas, increased costs and restrictions associated with H-1B and other work visas and heightened scrutiny of international researchers, have reduced, and could further reduce, the number of international students and researchers at U.S. institutions, some of whom are current or potential users or purchasers of our products, and have contributed to attrition of research personnel at certain of our customers.
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
In addition, other competitors are in the process of developing novel technologies which may lead to products that rival or replace our products. We expect new competitors to continue to emerge and the intensity of competition with both new and existing competitors to continue to increase. The competitive landscape in our markets has also changed as a result of consolidation. Several companies that previously competed with us as early-stage or standalone businesses have been acquired by, or have agreed to be acquired by, larger and better-capitalized companies. These companies have substantially greater financial, manufacturing, commercial and service resources than the businesses they acquired, may bundle competing single cell or spatial products with their other offerings and may price competing products aggressively to drive adoption of their broader portfolios.
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
We believe that price changes can affect purchasing decisions by our customers and potential customers. We have reduced average selling prices for certain products as we have expanded our portfolio with lower-priced instruments and consumables, including our GEM-X and Flex Apex single cell assays. While we believe these actions will drive increased customer adoption and larger-scale experiments, they also result in lower revenue per unit sold, and to date the resulting increases in volume have only partially offset the reduction in price. We plan to offset these reductions through increased sales volume, operational cost savings and improved operating leverage, but our ability to do so will be dependent upon whether our customers increase their usage of our products, and there can be no assurance that these offsetting measures will be successful or will occur in the same time period as the price reductions. The demand for single cell experiments may not be sufficiently elastic for lower prices to expand the overall market and lower prices may reduce the revenue we generate from customers who would have purchased our products at higher prices. We may experience corresponding increases in demand or customers may push out purchases to future periods in anticipation of future product introductions or price reductions or discounting, which would negatively impact our financial results.
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
The commercial launch of our Atera platform, which we introduced in April 2026 and began shipping in September 2026, is subject to each of these risks and is a significant product transition. Our ability to generate revenue from Atera in 2026 and 2027 depends on our ability to leverage our experience building complex instruments and ramp production of a new instrument and new consumables at our contract manufacturers and our own facilities, to qualify components and suppliers for a new product, to install and support instruments in the field and to expand manufacturing, service and commercial capacity. Because Atera is a new instrument and assay chemistry being operated at scale by customers for the first time, we may experience reliability, software, performance or quality issues, higher than anticipated warranty and service costs or delays in installation, any of which could delay revenue, damage our reputation with early customers and slow adoption. We have aimed to build inventory of Atera consumables in advance of customer utilization data in order to support early customers, and if utilization is lower or slower than we anticipate we may incur excess or obsolete inventory charges. In addition, adoption of Atera by the academic research community may be slower than we anticipate. Academic customers may evaluate Atera against the performance and cost of our existing products or against competing products and may be constrained in their capital spending. Atera could compete for capital budgets with sequencing instruments and other capital equipment our customers may prioritize. Consumables utilization per instrument may also be lower than we anticipate, and we will not be able to estimate utilization reliably until instruments have been in customers’ hands for an extended period.
The introduction of Atera has already affected, and we expect will continue to affect, demand for our existing spatial products. We believe customers have delayed or reduced purchases of Xenium and Visium products in anticipation of Atera, which contributed to a year-over-year decline in our spatial instrument revenue during the second and third quarters of 2026. Over time,

Atera may displace demand for our existing products as customers shift experiments to a platform that provides whole transcriptome data at single cell resolution. Any such reductions may not be offset by revenue from Atera, particularly during the period before Atera instruments are installed and generating consumables revenue, and our revenue, product mix and gross margin may fluctuate during the transition. Instruments generally carry lower gross margins than our consumables, and the concentration of Atera instrument shipments during the product transition is expected to reduce our gross margin in that period.
Because our Chromium and Visium solutions are used with third-party sequencers to conduct an experiment, we also face competition from third-party sequencer manufacturers as researchers and labs look to reduce the total cost of any given experiment. A third-party sequencer manufacturer providing functionality akin to our products may be able to deliver a solution that is capable of running comparable experiments with a total experiment cost that is less than the cost of running such experiments using our products together with third-party sequencers. The integration of competing products with sequencing products could also create a “stickiness” effect advantaging such a third-party sequencer manufacturer, where a potential 10x customer could choose a competing product due to perceived or actual ease of use, simplified workflow or lower overall cost.
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
Because the market for our products is characterized by rapid technological advances, we frequently introduce new products or new versions of existing products designed for improved ease-of-use, improved performance or additional features and functionality. At times, we preannounce products and services, in some cases before such products and services have been fully developed or tested, and risk failing to meet expectations when and if such products and services become available. The risks associated with the introduction of new products or new versions include the difficulties of predicting customer demand and effectively managing inventory levels to ensure adequate supply of the new product or new versions and avoiding excess supply of the legacy product, including legacy versions of our instruments which are supplanted by new versions. For example, we recorded charges of $26.5 million and $11.3 million in 2025 and 2024 related to excess and obsolete inventory. The lower level of such charges in 2026 to date contributed to improved gross margin, and such charges could increase again as we transition our spatial portfolio to Atera and our single cell portfolio to Flex Apex, build inventory of new products in advance of demand and manage inventory of legacy products. In addition, in the past supply chain disruptions, logistics, shipping and other distribution disruptions and labor shortages have made it more difficult to predict customer demand and effectively manage inventory levels for our instruments and consumables. At times the risk that we will not be able to source the necessary equipment, components and materials to manufacture our products led us, and may again lead us, to carry higher inventory. Further, differences in purchasing patterns across our customer base could negatively impact our ability to accurately forecast demand.
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
We are establishing a clinical laboratory and intend to offer our first laboratory developed test, or LDT, through that laboratory, initially through a commercial partner that will offer testing to patients. Products and services intended for clinical use are subject to more onerous and complex regulations, including those from the FDA, European regulatory bodies, the Centers for Medicare & Medicaid Services (“CMS”) under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and state laboratory licensing authorities. Before we can report patient results we must obtain CLIA certification and a California clinical laboratory license and we must obtain additional state licenses before accepting specimens from certain states. We are also considering accreditation by the College of American Pathologists (“CAP”), These require an on-site inspection, and the timing of inspections is controlled by the regulator or accrediting body rather than by us. An inspection may identify deficiencies that require corrective action and re-inspection before a certificate, license or accreditation is granted, and CAP accreditation requires, among other things, that we demonstrate successful completion of proficiency testing and compliance with CAP’s checklist requirements for each test we offer. We have no experience operating a clinical laboratory, and delays in scheduling or passing inspections, in validating our initial test or in hiring qualified laboratory personnel, including a laboratory director who meets CLIA and state requirements, could delay the launch of our clinical offering or prevent it altogether. Once operating, our laboratory will be subject to periodic and unannounced inspections, ongoing proficiency testing, quality control, validation, recordkeeping and personnel requirements, and to laws governing the privacy and security of protected health information, including the Health Insurance Portability and Accountability Act. If our laboratory is found to be out of compliance with CLIA, CAP or state requirements, we could lose our accreditation or be subject to sanctions, including directed plans of correction, civil monetary penalties, suspension, limitation or revocation of our certificate or license and exclusion from government healthcare programs, any of which could prevent us from offering clinical testing. Our initial clinical offering will depend on a single commercial partner to identify patients, order tests and manage patient relationships, and our success will depend on that partner’s performance and on patients’ willingness to pay for tests that are not initially expected to be covered by third-party payers. The diagnostic and clinical markets are highly competitive and dominated by companies with extensive experience in regulatory compliance, reimbursement and clinical sales channels. Our products may not achieve the necessary clinical adoption, obtain favorable reimbursement coverage or compete effectively against established or future clinical offerings, and may not successfully facilitate the targeting of disease indications. Operating a clinical laboratory may also place us in competition with clinical laboratories that are customers for our research products. Failure to comply with clinical regulations or adverse events related to our products in a clinical setting, including erroneous test results, could result in liability claims and could severely damage our reputation, not only in the clinical market but also in our core RUO business. We may be unsuccessful in implementing our strategy to participate in clinical markets, and our clinical strategy may fail to meet our or our investors’ expectations, which could adversely impact our operating results.
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
This has subjected and may in the future subject our business to retaliatory measures taken by trade partners, including China, the European Union or other countries or international organizations which have had and may in the future have an adverse impact on our financial results. Such measures have and could in the future include restrictions on our ability to sell or import our products into other countries or increase the prices of our products. For example, in 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries under the International Emergency Economic Powers Act (“IEEPA”), and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the imposition of tariffs, and the United States ceased collecting IEEPA tariffs effective February 24, 2026. The administration subsequently imposed a temporary global tariff under Section 122 of the Trade Act of 1974, which expired in July 2026, and has imposed and continues to expand tariffs under Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962, including tariffs on goods from a large number of trading partners and on categories of goods, such as semiconductors, that are used in or relate to our products. We have recognized refunds of IEEPA tariffs previously paid during the second quarter of 2026, which benefited our gross margin in that period and is not expected to recur, and the timing and amount of any additional refunds to which we may be entitled are uncertain. Substantial uncertainty continues regarding tariff-related policy changes of the United States and other countries, including whether tariffs invalidated under IEEPA will be reimposed under other statutory authorities. In addition, in late 2025 the United States and China agreed to suspend certain tariffs and export controls directed at each other for a period of one year, and the expiration or breakdown of that arrangement, or further escalation of trade restrictions between the United States and China, could adversely affect our sales in China and our ability to source materials from China.
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
China’s Ministry of Commerce (“MOFCOM”) has added life science companies, including one of the sequencer manufacturers on whose instruments our products are used, to MOFCOM’s Unreliable Entity List and has at times imposed restrictions on the import of their products, in response to tariffs and other measures imposed by the United States. Continued inclusion of sequencer manufacturers on the Unreliable Entity List, or restrictions on the import of their instruments or consumables into China, could reduce the ability of our customers in China to use our Chromium and Visium products. If China were to expand the Unreliable Entity List to include other life sciences companies including 10x, our business in China, which represented approximately ten percent of our total revenue in 2025, could be materially impacted or eliminated.
Further, in recent years the United States government has a renewed focus on export control matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies,” including advanced computing components. Our current and future products, including instruments that incorporate graphics processing units or other high-performance computing components, may be subject to these heightened regulations, which could increase our compliance costs or restrict our ability to sell certain products in certain countries, including China.
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

Additionally, we may face difficulties identifying, recruiting, training and retaining qualified personnel to staff and manage our commercial organization. Certain of our products, certain customers or certain segments, including biopharmaceutical or translational segments, may require personnel with different skills or experience than those we currently employ in our commercial organization. If we are unable to hire and retain the right personnel, our financial results may be negatively impacted.
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
To address the complexity of data, we may need to provide extensive training and support to our customers. Despite these investments, there is no guarantee that customers will achieve the necessary level of proficiency or efficiency in analyzing data. Providing ongoing customer education and technical assistance may increase operational costs, and place additional demands on our customer support teams. If customers struggle to extract meaningful insights from their data, this could reduce the perceived value of our solutions and slow adoption of our solutions. If customers encounter difficulties with data analysis, it could negatively impact their satisfaction with our products, lead to delays in reordering our products or services or lead them to decide not to purchase additional products or services, any of which would negatively impact our financial results.
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
Certain of the raw and other materials we use and certain of our consumables have a shelf life, after which their performance is not ensured. In the past the expiration of raw and other materials has increased, and may in the future increase, our operational costs and cause delays in manufacturing adequate volumes of our products within the timeframes required. Shipments of defective instruments or consumables to customers resulting in recalls and warranty replacements have increased, and may in the future increase, our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any design issues, unforeseen manufacturing problems, such as contamination of our third-party manufacturer's facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results and could result in us or our third-party manufacturers losing ISO quality management certifications. If we or our third-party manufacturers fail to manufacture products without defects that meet our specifications or maintain ISO quality management certifications, our customers might choose not to purchase products from us. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
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
The risk of manufacturing defects or quality control issues is generally higher for new products and new versions of existing products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. We are currently ramping production of our Atera instrument and the consumables used with it, and our ability to meet customer demand for Atera in 2026 and 2027 depends on increasing manufacturing capacity for a new instrument and new assay chemistry while maintaining quality. Our product roadmap also calls for the introduction of additional new products and new versions of existing products, which may require that we utilize manufacturers with which we have little or no prior manufacturing experience, which could increase the risk of manufacturing defects or quality control issues. The expansion of our manufacturing capabilities has increased and in the future could increase the risk of manufacturing defects or quality control issues in the consumables we manufacture. We and our third-party manufacturers may not be able to launch new products or new versions of existing products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional consumables in-house without manufacturing defects or other issues.
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
We currently generate the majority of our revenue from the sale of our instruments and consumables for our Chromium platform. There can be no assurance that we will be able to sustain or increase the success we have historically achieved with our Chromium solutions. Revenue from single cell solutions decreased year-over-year from $407.5 million in 2024 to $385.9 million in 2025, and during 2026 single cell consumables revenue has grown only modestly despite double-digit growth in the number of reactions sold, as a result of the lower average selling price of our single cell assays, while single cell instrument revenue has declined. We believe that growth in single cell revenue will depend on expansion into larger-scale experiments, biopharmaceutical customers and new applications, which may not occur, and on the completion of the transition of customers to new versions of our products, which may not occur in the timeframe we expect or at all. We may not be able to design future Chromium products that will meet the needs of our customers or become and remain commercially successful. Our expectations are based on the continued success of our existing solutions and the future success of new products and new versions of existing products that we launch. If revenue from our single cell solutions continues to decrease, remains flat or does not increase in line with our expectations, our revenue and financial results could be materially and adversely impacted.
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

Our ability to sell our products in China may be negatively impacted by other evolving laws and regulations in the U.S. and China. Certain risks and uncertainties of doing business in China are within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. The Chinese government requires compliance with significant technical and other regulatory requirements and may adopt new regulations that may impact entities operating in China, including us, our distributors, suppliers and other third parties, potentially with little advance notice, which may directly or indirectly impact our sales and operations in China. These actions may increase the cost of doing business in China or limit how we may do business in China, which could materially and adversely affect our business. Our business in China is also affected by the timing of Chinese government stimulus and procurement programs, policies favoring domestically manufactured instruments and competition from local companies. In addition, regulations governing the collection, export and use of human genetic resources and related data in China may limit the ability of our customers to send samples to our service laboratory or to share data with us or with collaborators outside China.
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
•semiconductor chip, memory and graphics processing unit shortages and price increases in the past impacted, and in the future may impact, the availability and cost of components utilized in our instruments and in the manufacture of certain of our products;
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
We use a broad range of materials and supplies, including metals, chemicals and electronic components, in our products. A significant disruption in the supply of materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. In particular, the rapid expansion of global artificial intelligence infrastructure has precipitated shortages, extended lead times and significant price increases for high-performance computing components, including graphics processing units and memory, which are incorporated in certain of our instruments, including Atera. During 2026, prices for memory components increased substantially, and because suppliers often prioritize allocation to hyperscale technology companies with significantly greater purchasing volume, we have been and may in the future be required to purchase components in advance of demand, to pay significant premiums or to accept supply constraints that adversely impact our manufacturing capabilities, our instrument costs and gross margins or other operations. Our customers and competitors may face similar challenges, and competitors whose instruments do not rely on such components may have a cost advantage. Military conflict in the Middle East, which began in February 2026 and has included disruption of commercial shipping through the Strait of Hormuz, has increased, and may continue to increase, the cost of energy, fuel, air freight and ocean shipping, has disrupted the delivery and installation of products for customers in the region and has affected the availability and cost of certain materials, including helium and petrochemical-based consumables, used by us and our customers. Shortages of materials or interruptions in production and transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, geopolitical issues (including tariffs, trade disputes and other trade restrictions), conflict, war, civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation that adversely impact equipment, materials and components we require for the production of our products, may adversely affect our ability to maintain production of our products and generate revenue. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. Even if in some cases we are able to pass some or all such cost increases to customers by increasing the selling prices of our products, higher product prices may also result in a reduction in sales volumes.

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
We have historically experienced rapid organizational growth and we expect that future growth will place significant strains on our management, operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. For example, we consummated two acquisitions in each of 2018 and 2020, one in 2021, one in 2023, one in 2025 and one in 2026, and we intend to continue to make investments that meet management’s criteria to expand or add key technologies that we believe will facilitate the commercialization of new products or new versions of existing products in the future. We intend to launch additional new products and new versions of existing products in the near future. Further development and commercialization of our current and future products are key elements of our strategy. Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth from 110 employees as of December 31, 2015 to 1,178 employees as of December 31, 2025. As we have grown, our employees have become more geographically dispersed. We may face challenges integrating, developing and motivating our employee base, including as a result of certain of our employees working remotely. In addition, certain members of our management have not previously worked together for an extended period of time, do not have experience managing a public company or do not have experience managing a global business, which may affect how they manage our business. To effectively manage our business, we must continue to improve our systems and processes and continue to effectively expand, train and manage our personnel. As our organization continues to evolve, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products or versions. If we do not successfully manage our anticipated organizational growth, our business, results of operations and growth prospects will be harmed.
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
Our continued success depends, in part, on attracting, retaining and motivating highly trained sales personnel, including individuals with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers in the San Francisco Bay Area and elsewhere and for highly trained customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions. This competition affects both our ability to retain key employees and hire new ones. In August 2022 we conducted a reduction in force in order to decrease costs and maintain a streamlined organization to support our business and in December 2023, we committed to a restructuring plan related to the closure of one of our research and development facilities. We conducted additional reductions in force in 2025 to decrease costs and adjust our organizational structure to align with our strategic priorities, and we are increasingly using artificial intelligence tools to perform work previously performed by employees, including in software development, which may reduce the depth of expertise within our organization and increase our dependence on third-party technology providers. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our initiatives with fewer employees and losses of intellectual capital. We must also attract, retain, train and motivate key employees including highly qualified management, scientific, manufacturing, sales, marketing and other personnel who are critical to our business. Additionally, we compete with both companies that may have greater financial resources than we do and early stage companies that promise short-term growth opportunities. We may not be able to attract, retain, train or motivate qualified employees in the future and our inability to do so could materially harm our operating results and prospects of success.
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
We may decide to reduce our real estate commitments but be unable to do so. Our real estate leases, which generally obligate us for long periods, subject us to potential financial risk. Our real estate strategy may have committed, and may in the future commit, us to leases or other agreements or arrangements requiring us to incur costs for facilities we later determine are unnecessary for our business. While we have the right to terminate or sublease some of our leases under specified conditions, we may not be able to terminate or sublease certain of our leases if or when we would like to do so or we may incur substantial costs to terminate or sublease such leases. In some cases, we have been unsuccessful, and in the future again may be unsuccessful, in terminating or subleasing certain of our leases even if we have determined the facilities subject to these leases are unnecessary for our business and we have incurred, and may in the future incur, costs for such facilities despite not fully utilizing them. If we decide or are required to permanently vacate facilities we lease, we are typically required to continue to perform obligations under the applicable leases, which generally include, among other obligations, paying rent and certain expenses for the balance of the lease term, and the performance of any of these obligations may be significant. When we assign leases or sublease to third parties, or if we vacate facilities we lease, we can remain liable on the lease obligations for the balance of the term and we could be contingently liable if the assignee does not perform their obligations to us or third parties. Additionally, if we decide to sublease certain of our facilities to third parties, we may be unable to find suitable sublease arrangements for leased facilities that we do not wish to occupy ourselves.
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
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. Furthermore, the academic budgetary cycle similarly requires grantees to ‘use or lose’ their grant funding, which seems to be tied disproportionately to the end of the calendar year, historically driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. Our international customers also have different purchasing patterns due to procurement or budgeting cycles, holidays or other factors which may result in a disproportionate amount of their purchasing activity occurring in specific periods. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects. Other fluctuations, including spikes in customer demand for our products, may make it harder for us to distribute our products in a timely manner.
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
In addition, beginning in February 2026, military conflict involving the United States, Israel, Iran and other countries in the Middle East has disrupted energy supplies and commercial shipping, including through the Strait of Hormuz, increased the cost of energy, fuel, freight and certain materials and created volatility in the capital markets. The conflict has delayed deliveries and installations for customers in the region and increased our logistics costs, and a protracted conflict or further escalation could increase these impacts, affect the availability of components, adversely affect the budgets of our customers or the global economy generally, and increase the risk of cyberattacks on us and our customers. The situation remains dynamic and its full impact on our business is uncertain.
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
AI and machine learning technologies, including the extent to which demand for our products is driven by the development of AI models, our development and sale of AI-enabled software and our use of third-party AI tools, expose us to significant risks, including development and deployment challenges, regulatory uncertainties, competition for investor resources and potential hard-to-predict changes to our business, which could adversely affect our business, results of operations and financial condition.
We use artificial intelligence (“AI”), machine learning and automated decision-making technologies (collectively, “AI Technologies”) in our business, in our products and in the development of our products, and we are making targeted investments in this area. In 2026 we introduced Sentira, a software offering that uses AI Technologies, including third-party foundation models, to assist customers in analyzing and interpreting data generated by our products, and we have entered into collaborations with providers of AI models and computing infrastructure.
A portion of the demand for our products, and of our expectations for future growth, is attributable to customers generating large-scale single cell and spatial data sets for the purpose of developing AI models of biology, including biopharmaceutical companies, technology companies and philanthropic and government-funded research initiatives. This demand is concentrated among a relatively small number of customers and initiatives, is often tied to large, discrete projects that may be delayed, reduced or cancelled as those customers’ priorities, funding or strategies change, may involve pricing or commercial terms that differ from our typical sales and may be difficult for us to forecast or to distinguish from other demand. Quantification of the portion of our revenue attributable to AI-related demand is difficult, and such demand may not continue at current levels, may not grow as we or investors anticipate and may be reduced if funding for AI-related research declines, if customers conclude that existing data sets are sufficient for their purposes, if alternative data types or lower-cost platforms are preferred for training AI models or if advances in AI reduce the need for new experimental data. Statements we make regarding AI-related demand for our products may be viewed by investors or regulators as inaccurate or misleading if that demand does not materialize as described.
Our AI-enabled software products are new, and their performance depends on the quality of the underlying models and data, on third-party foundation models and cloud computing infrastructure that we do not control and on our ability to validate outputs that may be incomplete, inaccurate, biased or difficult for users to interpret or verify. Errors in analyses or interpretations generated by our software could lead customers to draw incorrect scientific conclusions, result in liability claims and damage our reputation. Customers may be unwilling to rely on AI-generated analyses, to pay for consumption-based software or to share data with cloud-hosted services, and our software offerings may not generate meaningful revenue. Our reliance on third-party AI providers exposes us to changes in the availability, pricing, terms of use and performance of their models, to restrictions on the use of our customers’ data to train or operate those models and to the risk that those providers compete with us. We also increasingly use third-party AI Technologies in our own operations, including in software development, research and development and customer support, which creates risks relating to the accuracy and security of outputs, the ownership and protection of intellectual property in AI-assisted work product, the inadvertent disclosure of confidential information to third-party systems and increased dependence on a small number of technology providers. Increased investment may be required in the future to continuously improve our use of AI Technologies, and there can be no assurance that the usage of or our investments in such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.
Further, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In the European Union, the Artificial Intelligence Act imposes transparency obligations on providers of certain AI systems beginning in December 2026 and more extensive obligations on high-risk AI systems, which may include AI systems used in medical devices or clinical settings, beginning in 2027 and 2028, and in the United States a number of states have enacted laws governing the use of AI while the federal government has sought to preempt state regulation, creating uncertainty regarding the requirements that will apply to our products. The FDA and comparable regulators may also assert jurisdiction over AI-enabled software used in connection with clinical testing. Existing laws and regulations may be interpreted in ways that could affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
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
While the EU IVDR has been adopted by Northern Ireland, it does not apply in Great Britain (England, Scotland and Wales). Consequently, though the regulatory framework for IVDs in Great Britain is currently largely based on the EU IVDD, the long-term regulatory framework remains uncertain while final legislation and accompanying guidance is pending.
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
We are establishing a clinical laboratory through which we intend to offer our own LDTs, and certain of our products may also be used by other laboratories certified under CLIA to develop and offer LDTs. On April 29, 2024, the FDA released final regulations under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) to make explicit that LDTs offered as IVDs are devices under the FD&C Act including when the manufacturer of the IVD is a laboratory (the “LDT Rule”). In March 2025, the United States District Court for the Eastern District of Texas vacated the LDT Rule in its entirety, the FDA did not appeal that decision and in September 2025 the FDA rescinded the LDT Rule. As a result, LDTs are currently regulated primarily by CMS under CLIA and by state laboratory licensing authorities rather than by the FDA. The regulatory framework for LDTs nevertheless remains uncertain. Legislation introduced in Congress in May 2026 would, if enacted, codify CLIA oversight of LDTs while imposing new requirements, including a statutory standard of analytical and clinical validity, submission of test information to a public database and reporting of test errors, and the FDA continues to assert authority over components, kits and software used in LDTs and could seek to regulate LDTs through future rulemaking or legislation. Any of these developments could increase the cost and time required to develop and offer our LDTs, require us to obtain FDA clearance or approval for tests we intend to offer as LDTs, limit the ability of our customers to develop LDTs using our products or otherwise adversely affect our business, financial condition or results of operations.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•    others may independently develop, manufacture and commercialize products, services or technologies that are similar to or are alternatives or duplicates of any of our products, services or technologies without infringing, misappropriating or otherwise violating our intellectual property rights;

•    issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•    it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents or even when they issue, the scope of the claims may be narrowed;
•    our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop, manufacture and commercialize competitive products, services or technologies for sale in our major commercial markets;
•    we, or current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•    we, or current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•    we may not develop additional proprietary technologies that are patentable;
•    the intellectual property rights of others may harm our business; and
•    we may choose not to seek patent protection for some of our proprietary technology to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how.
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
We rely on our trademarks, trade names and brand names, such as our 10X, 10X GENOMICS, CHROMIUM, FEATURE BARCODE, VISIUM, XENIUM, ATERA and SENTIRA marks, to distinguish our products, services and technologies from the products, services and technologies of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States, however, we have not yet registered all of our trademarks in all of our current and potential markets. There can be no assurance that our trademark applications will be approved for registration. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties may also oppose our trademark applications and may seek to cancel trademark registrations or otherwise challenge our use of the trademarks. Opposition or cancellation proceedings may be filed against our trademark filings in these agencies, and such filings may not survive such proceedings. While we may be able to continue the use of our trademarks in the event registration is not available, particularly in the United States, where trademark rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks if such parties are able to successfully claim infringement in court. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our trademarks or trade names may be infringed, circumvented, declared generic or determined to be violating or infringing on other marks.
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
The global data protection landscape is rapidly evolving and new laws and regulations are constantly being enacted such as China's “Personal Information Protection Law” and Singapore's “Personal Data Protection Act.” Violations of existing and new laws and regulations may subject companies to significant penalties and fines, government investigations and/or enforcement actions, private litigation and other claims. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the EU GDPR and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, the “GDPR”) impose stringent requirements for processing personal data of individuals within the EEA and UK or in the context of our activities within the EEA and the UK. The processing of sensitive personal data, such as health conditions, may impose heightened compliance burdens under the GDPR. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million / £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries outside the EEA or UK that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and certain jurisdictions, including the United States and China, remains uncertain. Case law from the Court of Justice of the EU (“CJEU”) states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
In the United States, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with services providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been enacted in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
We have experienced and defended against cyberattacks and other security incidents, including targeted phishing and impersonation campaigns directed at our employees and security incidents at third-party vendors that process our data, and we expect to continue to experience such events. Threat actors are increasingly using AI Technologies to identify vulnerabilities more rapidly, to create more convincing phishing, voice and impersonation attacks and to automate attacks at greater scale, and the integration of AI Technologies and AI agents into our own systems and those of our vendors, including tools that connect AI models to our data and applications, creates new attack surfaces and new risks of unauthorized access to or disclosure of Confidential Information, including through the use by our employees of AI tools. As we establish a clinical laboratory we will also collect and store protected health information, which is subject to additional regulatory requirements and is a frequent target of attacks. The volume and sophistication of attacks on companies in our industry have increased, including during periods of geopolitical conflict, and the time available to remediate newly disclosed vulnerabilities before they are exploited has decreased. The cost of investigating, mitigating, responding to and remediating potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others could be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from cybersecurity-related disruptions, failures, attacks or breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.

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
While we have established cybersecurity measures as part of our cybersecurity risk management program designed to reduce these risks, there is no guarantee these measures (including our policies, controls or procedures) will be fully implemented, complied with, or effective in safeguarding our systems, networks and Confidential Information. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal or proprietary information. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.
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
•redesign those products, services or technologies that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible, or attempt to obtain a license to the relevant intellectual property rights from third parties, which may not be available on commercially reasonable terms or at all, or from third parties who may attempt to license rights that they do not have;
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
Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business. Any of the foregoing may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.
We are involved in lawsuits to protect, enforce or defend our patents and other intellectual property rights, which are expensive, time consuming and could ultimately be unsuccessful.
In the past we have initiated, and we are currently involved in, litigation to defend our technology including technology developed through our significant investments in research and development. It is our general policy not to out-license our patents but to protect our sole right to own and practice them. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. See Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved. In addition to the litigation in Note 5, we may in the future be a party to other litigation or legal proceedings to protect, enforce or defend our patents or other intellectual property, which, if resolved adversely to us, could invalidate or render unenforceable our intellectual property or generally preclude us from restraining, enjoining or otherwise seeking to exclude competitors from commercializing products using technology developed or used by us. For example, our patents and any patents which we in-license may be challenged, narrowed, invalidated or circumvented. If patents we own or license are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which would adversely affect our competitive position, business prospects, results of operations and financial condition.
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
In the past we have provided, and in the future we may provide, guidance and other expectations regarding our expected financial and business performance. Our guidance is based on a number of assumptions and does not reflect all possible impacts to our business including, for example, all potential impacts of recently announced changes to government funding of research and the other risks discussed in this section titled Risk Factors. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance or the other expectations we set may not ultimately be accurate and has in the past been inaccurate in certain respects. For example, we failed to meet our publicly announced guidance regarding full year revenue in both 2022 and 2024, in May 2025 we withdrew previously provided guidance regarding full year 2025 revenue and implemented quarterly guidance beginning with the second quarter of 2025, and in February 2026 we resumed providing guidance for full year revenue. Our guidance for 2026 depends in part on revenue expected to be recognized in the fourth quarter of 2026 from shipments of Atera instruments, the timing of which depends on our production ramp. Investor and analyst expectations for our 2027 results reflect assumptions regarding the pace of Atera placements and consumables utilization, single cell pricing and the growth of AI-related demand that may prove to be inaccurate, and our results could fall short of those expectations even if we meet our own guidance. Further, in August 2022, we announced our goal to attain cash flows from operating activities in excess of our capital investment requirements by the end of 2023. While we achieved this goal for the quarter ended December 31, 2023 and for the year ended December 31, 2025, we did not attain cash flows from operating activities in excess of our capital investment requirements for the full year ended December 31, 2024 and we may not be able to maintain cash flows from operating activities in excess of our capital investment requirements in the future on a sustained basis or at all due to a variety of factors, including if we do not generate sufficient revenue or achieve our gross margin targets, if we acquire businesses or technologies (or complete expenditures related to previous acquisitions) or if our spending is higher than anticipated. If our guidance varies from actual results or if we fail to meet other expectations regarding our business, the market value of our Class A common stock could decline significantly.
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
The trading price of our Class A common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•the timing of our launch of future products, including the commercial ramp of Atera, and degree to which the launch and commercialization thereof meets the expectations of securities analysts and investors;
•investor sentiment regarding the extent to which demand for our products will be driven by the development of AI models, and changes in investor enthusiasm for companies perceived to benefit from AI;
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
The market price of our Class A common stock increased substantially during 2026. We believe the current price reflects expectations regarding our business and future financial performance, and if our results or outlook fall short of those expectations, the market price of our Class A common stock could decline significantly. In recent years, stock markets in general, and the market for life sciences technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In the past, when the market price of a stock has been volatile, securities litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. We have currently obtained only director and officer liability coverage (commonly referred to as “Side A” coverage). This means that while our directors and officers have direct insurance coverage for acts which the company is not legally required or permitted to indemnify them, the company itself does not have coverage for amounts incurred in defending, among other things, stockholder derivative or securities class action lawsuits or in the event of certain investigative actions, for amounts it must pay as a result of such suits or amounts it must pay to indemnify our directors or officers. We are in essence self-insuring for these costs. Any costs incurred in connection with such litigation could have a material adverse effect on our business, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5.    Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On August 21, 2026, Sarah Teichmann, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,000 shares of the Company’s common stock, subject to certain conditions. The expiration date of the trading arrangement is August 6, 2027.
On August 27, 2026, Adam Taich, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 58,300 shares of the Company’s common stock, subject to certain conditions. The expiration date of the trading arrangement is December 31, 2027.
On August 28, 2026, Benjamin Hindson, our President, Chief Scientific Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,021 shares of the Company’s common stock as well as additional shares of the Company’s common stock anticipated to be received from potential restricted stock units expected to vest between November 2026 and November 2027, subject to certain conditions. The expiration date of the trading arrangement is November 29, 2027.
On September 14, 2026, Sridhar Kosaraju, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of the Company’s common stock, subject to certain conditions. The expiration date of the trading arrangement is May 14, 2027.

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

10x Genomics, Inc.

Date: November 5, 2026	By:	/s/ Serge Saxonov
Serge Saxonov Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Adam S. Taich
Adam S. Taich Chief Financial Officer (Principal Financial and Accounting Officer)